Form 10-Q
period 1996-06-30
POLYMEDICA INDUSTRIES INC
filed 1996-08-14
CIK 878748

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 1-13690

                           PolyMedica Industries, Inc.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                             04-3033368
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

 11 State Street, Woburn, Massachusetts                                  01801
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (617) 933-2020

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

                         Preferred Stock Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant's class of Common Stock as of August 12, 1996 was 8,355,369 which includes 173,578 shares held in treasury.

                           POLYMEDICA INDUSTRIES, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I  -         FINANCIAL INFORMATION

Item 1  -         Unaudited Financial Statements

                  Consolidated balance sheets at
                           June 30, 1996 and March 31, 1996                    2

                  Consolidated statements of operations
                           for the three months ended June 30, 1996
                           and June 30, 1995                                   4

                  Consolidated statements of cash flows
                           for the three months ended June 30, 1996
                           and June 30, 1995                                   5

                  Notes to consolidated financial statements                   6

Item 2  -         Management's discussion and analysis of financial condition
                  and results of operations                                    8

PART II -         OTHER INFORMATION

Item 6  -         Exhibits and Reports on Form 8-K                            16

Exhibit Index

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements


                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                 June 30,              March 31,
                                                   1996                  1996
                                               (unaudited)


ASSETS

Current assets:
    Cash and cash equivalents                  $  19,546              $  23,302
    Accounts receivable -- trade (net of
      allowance for doubtful accounts of
      $82 and $82 as of June 30
      and March 31, 1996)                          2,611                  2,558
    Inventories                                    4,262                  4,163
    Prepaid expenses and other
      current assets                                 912                    416

             Total current assets                 27,331                 30,439

Property, plant, and equipment, net                6,076                  6,273
Intangible assets, net                            35,059                 35,500
Other assets, net                                    377                    361

             Total assets                      $  68,843              $  72,573









 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 June 30,              March 31,
                                                   1996                  1996
                                                (unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $     926             $    1,288
    Accrued expenses                               2,634                  3,605

        Total current liabilities                  3,560                  4,893

 Senior debt (net of unamortized discount
    of $578 and $600 as of
    June 30 and March 31, 1996)                   24,422                 24,400

        Total liabilities                         27,982                 29,293

Commitments

Stockholders' equity:
    Preferred stock $.01 par value; 2,000,000
       shares authorized, none issued or
       outstanding                                    --                     --
    Common stock, $.01 par value, 20,000,000
       shares authorized, 8,330,995 and
       8,112,635 shares issued as of June 30
       and March 31, 1996                             83                     81
    Less treasury stock, at cost, 173,578 and
       and 159,905 shares as of June 30
       and March 31, 1996                         (1,166)                (1,036)
    Additional paid-in capital                    52,070                 54,917
    Accumulated deficit                           (9,620)               (10,105)
    Notes receivable from officers                  (322)                  (415)
    Currency translation adjustment                 (184)                  (162)

        Total stockholders' equity                40,861                 43,280

        Total liabilities and
           stockholders' equity                $  68,843              $  72,573



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In Thousands, except per share data)

                                                       Three Months Ended
                                                 June 30,               June 30,
                                                   1996                   1995
Revenues:
    Net product sales                           $  4,825               $  5,583
    Royalties, exclusivity, development
       and license fees                              168                    221

Total revenues                                     4,993                  5,804

Cost of product sales                              1,827                  2,110

Total revenues, less cost of product sales         3,166                  3,694

Operating expenses:
    Selling, general, and administrative           2,147                  2,205
    Research and deve                                120                    194
                                                   2,267                  2,399
Income from operations                               899                  1,295

Other income and expense:
    Investment income                                283                    201
    Interest expense                                (681)                  (666)
                                                    (398)                  (465)
Income from continuing operations before
    income taxes                                     501                    830
Provision for income taxes                            15                     20

Income from continuing operations                    486                    810

Loss from discontinued operations                     --                   (233)

Net income                                      $    486               $    577

Income (loss) per share of common stock:
     Continuing operations                      $    .06               $    .11
     Discontinued operations                          --                   (.03)
Net income                                      $    .06               $    .08

Weighted average number of
    common shares outst                            8,480                  7,101

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)


                                                       Three Months Ended
                                                 June 30,               June 30,
                                                   1996                   1995
Cash flows from operating activities:
    Net income                               $       486                    577
    Loss from discontinued operations                 --                    233
    Adjustments to reconcile net income to
     net cash flows from operating activities:
         Depreciation and amortization               667                    680
         Provision for bad debts                      --                      6
         Provision for sales allowances              214                    200
         Changes in assets and liabilities:
             Accounts receivable                    (267)                  (235)
             Inventories                             (95)                  (644)
             Prepaid expenses and other
               current assets                       (495)                  (371)
             Other assets                            (23)                    44
             Accounts payable                       (363)                  (781)
             Accrued expenses                       (672)                   206

               Total adjustments                  (1,034)                  (895)

               Net cash flows from continuing
                    operations                      (548)                   (85)

               Net cash flows used for
                    discontinued operations           --                   (242)

               Net cash flows from operating
                    activities                      (548)                  (327)


Cash flows from investing activities:
    Distribution of CardioTech common stock       (3,830)                     --
    Purchase of property, plant, and equipment      (198)                  (615)

                Net cash flows from investing
                    activities                    (4,028)                  (615)


Cash flows from financing activities:
    Proceeds from issuance of common stock           810                     43

                Net decrease in cash and cash
                    equivalents                   (3,766)                  (899)

                Effect of exchange rate changes
                    on cash                           10                      8

                Cash and cash equivalents at
                    beginning of period           23,302                 14,006

                Cash and cash equivalents at
                    end of period                $19,546                $13,115

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     1. The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     2. Inventories consist of the following:
        (In thousands)
                                                June 30,               March 31,
                                                  1996                    1996

              Raw materials                     $ 1,699                 $ 1,465
              Work in process                       821                     902
              Finished goods                      1,742                   1,796
                                                $ 4,262                 $ 4,163

     3. As previously reported, on June 11, 1996, certificates representing CardioTech International, Inc. ("CardioTech") common stock were mailed to the Company's stockholders in connection with the spinout of CardioTech. A Company stockholder on June 3, 1996, the record date, was entitled to become a stockholder of CardioTech. A holder of one share of the Company's common stock was entitled to 0.42832 of a share of CardioTech common stock. On June 12, 1996, shares of CardioTech common stock began trading on the American Stock Exchange under the symbol "CTE". In accordance with the distribution agreement, the Company transferred $3.83 million in cash to CardioTech.

     On June 19, 1996, the Company announced a second distribution to stockholders of record as of June 3, 1996 equal to 0.05383 of a share of CardioTech common stock based on the average trading price per share of CardioTech common stock from June 12 - 18, 1996.

     For the three  months  ended June 30,  1995,  CardioTech's  operations  are accounted for as discontinued operations in the Company's statement of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for that period. Net sales, operating costs and expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations.

     4. In June 1996, Michael Szycher, Ph.D., the Chairman and Chief Executive Officer of CardioTech, resigned as Chairman and Chief Technical Officer of
PolyMedica Industries, Inc. At that time, Dr. Szycher tendered shares to the Company whose fair market value of $93,403 was equal to his officer loan as payment in full for that obligation.

     5. PolyMedica Pharmaceuticals (U.S.A.), Inc. has received assurances from Hancock that it would waive any default or event of default arising from certain financial covenants with which it was not in compliance as of June 30, 1996.

     6. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company generates revenues from sales of medical devices and products, consisting of advanced wound dressings, consumer healthcare products and prescription and non-prescription pharmaceutical products. In determining net product sales, the Company records an allowance for future returns of its products as an adjustment to gross sales. In addition, it generates revenues from royalties, exclusivity, development and license fees on certain of its products.

     The Company sells its products through a combination of national distributors, wholesalers and retail chains. It has established exclusive relationships with Bristol-Myers Squibb, Mylan Laboratories Inc. ("Mylan"), Hisamitsu Pharmaceutical Co., Inc. ("Hisamitsu") and other distributors for the sale of its advanced wound dressings to institutional customers, such as hospitals, nursing homes and other healthcare providers. Consumer healthcare and pharmaceutical products are sold through a network of more than 100 independent sales representatives and national wholesalers such as McKesson Drug Company, Bergen Brunswig Corporation and FoxMeyer Corporation, and to retailers including CVS HC Inc., Jack Eckerd Co., OSCO (American Drug Stores Inc.) and Rite-Aid Corp. The Company promotes sales of its products through national advertising in consumer and professional publications, on television and at professional and trade group meetings, as well as through retail advertising.

     Although certain of the Company's products are seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations. Thermometer sales to consumers are higher during the winter cold and flu season. The Company's non-prescription urological products show higher retail sales during the warmer months, as do Patch Kits for People, the Company's over-the-counter wound care line, which are primarily used in connection with outdoor sports activities during the summer and fall seasons.

     The Company is completing approvals on a comprehensive line of new wound dressing products to be sold directly to the professional market. This is an expansion of the Company's marketing and distribution focus. PolyMedica's goal is to provide superior wound management in each major reimbursement category and to use its competitive edge as an efficient, vertically- integrated manufacturer of wound care products to offer high technology, low-cost wound dressings directly to wholesalers, distributors and buying groups already in its healthcare distribution network.

     The Company operates from manufacturing, distribution, and research and development facilities located in Massachusetts, Colorado and the United Kingdom. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company produces proprietary polyurethane materials from which it manufactures advanced wound dressings. The Company's research and development activities are principally funded from ongoing operations and consist of the design,
                                        8
development and manufacture of polyurethane-based medical products derived from proprietary technology and manufacturing processes.

     Integral  to  the  Company's  growth  strategy  is the  acquisition  of new
products  and  businesses.   The  Company  has   successfully   integrated  five
acquisitions since 1990.

     Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.


Distribution of CardioTech International, Inc. common stock to PolyMedica stockholders

     As previously reported, on June 11, 1996, certificates representing CardioTech International, Inc. ("CardioTech") common stock were mailed to the Company's stockholders in connection with the spinout of CardioTech. A Company stockholder on June 3, 1996, the record date, was entitled to become a stockholder of CardioTech. A holder of one share of the Company's common stock was entitled to 0.42832 of a share of CardioTech common stock On June 12, 1996, shares of CardioTech common stock began trading on the American Stock Exchange under the symbol "CTE". As part of the consideration, the Company transferred $3.83 million in cash to CardioTech.

     On June 19, 1996, the Company announced a second distribution to stockholders of record as of June 3, 1996 equal to 0.05383 of a share of CardioTech common stock based on the average trading price per share of CardioTech common stock from June 12 - 18, 1996.

     For the three  months  ended June 30,  1995,  CardioTech's  operations  are accounted for as discontinued operations in the Company's statement of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for that period. Net sales, operating costs and expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations.


Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     The Company's net income was $486,000, or $.06 per share, for the three months ended June 30, 1996. This performance compares to net income of $577,000, or $.08 per share, for the three months ended June 30, 1995. In the three months ended June 30, 1995, income from continuing operations was $810,000, offset by a loss from discontinued operations of $233,000 in connection with the spinout of CardioTech.

     Consumer healthcare net product sales increased by 9.4% to $1.24 million in the three months ended June 30, 1996 as compared with $1.13 million in the three months ended June 30, 1995. This increase was primarily due to larger sales volume of the Patch Kits for People consumer wound care product line. The Company is currently completing plans to build upon the launch of retail wound dressings by adding a new line of burn kits and kid savers to its Patch Kits for People family of wound dressings. These kits are sold in more than 20,000 drug stores locations throughout the United States. To support this effort, the Company has launched in fiscal 1997 an aggressive marketing campaign using national television spots on ESPN and ESPNII and major print media, such as Sports Illustrated.

     Net product sales of the Company's prescription and non-prescription pharmaceutical products increased by 3.0% to $2.85 million in the three months ended June 30, 1996 as compared with $2.77 million in the three months ended June 30 1995. This increase is primarily due to a change in the mix of sales of the Company's over-the-counter and prescription products.

     The Company is embarking upon a program to gain more direct control over the marketing, distribution, and sales of its advanced wound care products during a transition year for its wound care business. It is in the process of locating additional distributors worldwide to enhance the Company's existing distribution channels, and anticipates hiring senior personnel to add new marketing expertise within the Company. Due to continued changes in the managed health care environment, the Company is focusing its efforts in the over-the-counter market, which it believes to be in excess of $1 billion.

     The Company reached an agreement with Kuraray Co. Ltd. of Japan ("Kuraray") for the marketing of MITRAFLEX wound dressings in the professional health care market in Japan. Kuraray has agreed to certain minimum purchases when import approval by the Ministry of Health has been obtained.

     The Company reacquired all rights to distribute SPYROSORB wound dressings to the professional health care market in the U.K. and Europe effective January 1, 1997. This action gives the Company control over the marketing and distribution of SPYROSORB and enables the Company to take advantage of this wound dressing's position as a tariffied product, which is fully reimbursable in the U.K.

     Total wound care net product sales of MITRAFLEX and SPYROFLEX decreased by 55.1% to $734,000 in the three months ended June 30, 1996 as compared with $1.64 million in the three months ended June 30, 1995. The overall 55.1% decrease in net product sales was principally the result of a 56.9% decrease in total unit volume of all dressing sizes, stated on a 4" x 4" equivalent basis. Overall average unit selling prices for all products in the three months ended June 30, 1996 as compared with the three months ended June 30, 1995 were unchanged.

     The Company expects the uneven ordering patterns from both U.S. distributors of wound care products will continue for the remainder of calendar 1996. The Company believes that the changes in ordering patterns are due to inventory level adjustments at those distributors and ongoing changes in the reimbursement and managed care marketplaces. One U.S. distributor has indicated that its orders during the latter part of calendar 1996 may be significantly less than orders placed in during the same period in calendar 1995. The other U.S. distributor, in order to maintain territorial exclusivity, must order substantial quantities in the latter part of calendar 1996. That U.S. distributor has indicated that it may not order those minimum quantities and is discussing alternative arrangements with the Company.

     While the Company intends to market and promote these wound care products aggressively itself and through other channels, the Company expects it will require time to replace lost volume from such distributors.

     Royalty, exclusivity, development and license fees from continuing operations decreased by 24.2% to $168,000 in the three months ended June 30, 1996 as compared with $221,000 in the three months ended June 30, 1995. This decrease is primarily due to reduced royalties in the U.S. from sales of MITRAFLEX, partially offset by license fees from Kuraray in the three months ended June 30, 1996.

     As a percentage of net product sales, overall gross margins were 62.1% in the three months ended June 30, 1996, which was consistent with 62.2% reported in the three months ended June 30, 1995.

     Principally as a result of the spinout of CardioTech, total operating expenses of the Company have decreased by $378,000, or 14.3%, when comparing $2.27 million of such expenses for the three months ended June 30, 1996 to $2.65 million incurred (including CardioTech operating expenses) for the three months ended June 30, 1995. These additional resources will assist the Company in accelerating the marketing initiatives described above.

     Selling, general, and administration expenses ("SG&A expenses") decreased by 2.63% in the three months ended June 30, 1996 to $2.15 million as compared with $2.20 million in the three months ended June 30, 1995. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totalling $1.01 million in the three months ended June 30, 1996, or 46.9% of SG&A expenses, as compared with $1.09 million or 49.5% of SG&A expenses in the three months ended June 30, 1995.

     Research and development expenses decreased by 38.5% to $120,000 in the three months ended June 30, 1996, as compared with $194,000 in the three months ended June 30, 1995. This decrease is primarily due to a decrease in development costs on the Company's gel wound dressing product and lower costs associated with the initiation of pilot production testing of the Company's in-house pharmaceutical manufacturing equipment for the three months ended June 30, 1996 when compared with the three months ended June 30, 1995.

     Investment income increased by 40.4% to $283,000 in the three months ended June 30, 1996, as compared with $201,000 in the three months ended June 30, 1995, as the Company earned interest on larger average cash balances, at higher overall interest rates. Interest expense was $681,000 in the three months ended June 30, 1996, as compared $666,000 in the three months ended June 30, 1995, as the Company accrued interest expense in both periods on $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock"). The interest rate on the Hancock Notes increased from 10.65% to 10.90% as a result of a January 1, 1996 amendment.


Liquidity and Capital Resources

     Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of 700,000 shares of common stock, and $2.75 million from the sale of 431,937 shares of its common stock, pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock $25 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes").

     As of June 30, 1996, working capital was $23.77 million, including cash and cash equivalents of $19.55 million, which is a 29.2% increase when comparing working capital to June 30, 1995. This growth in working capital includes the effect of a June 1996 transfer of $3.83 million in cash to CardioTech in connection with its spinout to PolyMedica stockholders. See "Distribution of CardioTech International, Inc. common stock to PolyMedica stockholders."

     In connection with the spinout of CardioTech and the adjustment provisions in the Hancock warrant, the exercise price of the Hancock warrant was adjusted to $5.19 per share of common stock for the 542,417 shares exercisable under the warrant.

     PolyMedica Pharmaceuticals (U.S.A.), Inc. has received assurances from Hancock that it would waive any default or event of default arising from certain financial covenants with which it was not in compliance as of June 30, 1996.

     The Company expects that its current working capital and funds generated from future operations will be adequate to meet its liquidity and capital requirements for current operations. In the event that the Company undertakes to make acquisitions of complementary businesses or products, the Company may require substantial additional funding beyond currently available working capital and funds generated from operations. Currently, the Company is conducting an active search for the strategic acquisition of complementary businesses or products. The Company has no present commitments or agreements with respect to any such acquisition.

     At March 31, 1996, the Company had approximately $5.0 million of net operating loss carryforwards for income tax purposes. Pursuant to the Tax Reform Act of 1986, the Company believes that the use of these net operating loss carryforwards in any particular year will be limited as a result of changes in ownership which occurred in prior periods.

Factors Affecting Future Operating Results

     The future operating results of the Company remain difficult to predict. The Company continues to face many risks and uncertainties which could affect its operating results, including without limitation, those described below.

     Reliance on Distributors; Limited Direct Marketing Experience The Company has a limited direct marketing and sales organization and relies on its current distributors, including primarily Bristol-Myers Squibb and Mylan Laboratories Inc., to sell its wound care products in the institutional marketplace. The Company has a limited direct sales force which it may need to broaden for certain of its products. There can be no assurance that the Company will establish such a direct sales force or that any such sales force that may be established will be able to successfully market and distribute the Company's products or to offset any decline in sales to its existing distributors. The Company's ability to sell its new products will depend in part on its ability to enter into marketing and distribution agreements with pharmaceutical, medical device, personal care and other distributors in the United States and other countries. If the Company enters into any such agreements, there can be no assurance that the Company's third party distributors will be able to market the products effectively.

     Acquisitions of Other Businesses As part of its growth strategy, the Company currently intends to expand through the acquisition of other businesses, as well as internal growth and strategic business alliances with other companies. The Company regularly reviews potential acquisitions and business alliances, some of which may be material. The acquisition of other businesses is integral to the Company's business strategy; however, there can be no assurance that the Company will successfully acquire any businesses, or that such acquired businesses, if any, will be profitable. The Company does not currently have any commitments or agreements with respect to the acquisition of any businesses or products.

     Competition and Technological Change The Company is engaged in rapidly evolving and highly competitive fields. The Company competes with numerous companies in the healthcare industry, including Bristol-Myers Squibb which is also the exclusive distributor of the Company's MITRAFLEX product in the United States. Competition from medical device manufacturers, pharmaceutical companies and other competitors is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities, and greater experience in obtaining regulatory approvals and in marketing and distribution of products, than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products on their own or through joint ventures. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed or sold by the Company.

     Patents and Trade Secrets The Company's success will depend, in part, on its ability to obtain patents, maintain trade secrets protection and operate without infringing on the proprietary rights of third parties. The Company is the owner of five, and the co-owner of one, issued patents in the United

     States and has filed applications for additional patents in the United States and abroad. There can be no assurance that any pending patent applications will result in issued patents. In addition, there can be no assurance that any issued patents will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others.

     The Company also relies on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes, that such technology will not be disclosed or that the Company can meaningfully protect its rights to such unpatented proprietary technology. There can be no assurance that the Company's non-disclosure agreements will provide meaningful protection for the Company's trade secrets or other proprietary know-how. In the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

     Moreover, there can be no assurance that the patents held by others might not have an adverse effect on some of the Company's products or require that the Company obtain licenses to continue to test, manufacture or market the affected product, and, if so, there can be no assurance that such licenses will be available on acceptable terms, if at all.

     Product Liability The testing, marketing and sale of wound care products and other medical and consumer products entail an inherent risk that product liability claims will be asserted against the Company or its third party distributors. A product liability claim or a product recall could have a material adverse effect on the business or financial condition of the Company. Certain manufacturers of materials and/or implantable devices have been subjected to significant claims for damages allegedly resulting from their products. The Company currently maintains product liability insurance coverage which it believes to be adequate for its present purposes, but there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims.

     Healthcare Reimbursement Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Sales of the Company's products will depend to some extent on the availability of reimbursement to certain of the Company's customers by third party payors such as government and private insurance plans. No assurance can be given that such reimbursement will be available.

     Government Regulation The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, the United Kingdom and other countries, and may become subject to the regulations of additional countries. The rigorous preclinical and clinical testing requirements and regulatory approval process required to introduce new products can take a number of years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing preclinical testing and relies on third parties to conduct clinical testing necessary to obtain government approvals. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. In addition, the Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. A number of the Company's products under development will require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

                           PART II - OTHER INFORMATION

                           PolyMedica Industries, Inc.



Item 6.          Exhibits and Reports on Form 8-K

         (a)     See Exhibit Index
         (b)     There was one report on Form 8-K filed during the three months ended June 30, 1996.

                                  Exhibit Index

                           PolyMedica Industries, Inc.


Exhibit                            Description                             Page


 4.11    -     Letter Agreement amending the Note and Warrant
               Agreement dated June 19, 1996

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PolyMedica Industries, Inc.
                                        (registrant)



                                 /s/ Steven J. Lee
                                 Steven J. Lee
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/ Eric G. Walters
                                 Eric G. Walters
                                 Chief Financial Officer, Treasurer,
                                 and Clerk (Principal Financial and
                                 Accounting Officer)





Dated:  August 12, 1996

                                                                    Exhibit 4.11

                           POLYMEDICA INDUSTRIES, INC.
                    POLYMEDICA PHARMACEUTICALS (U.S.A.), INC.
                 POLYMEDICA PHARMACEUTICALS (PUERTO RICO), INC.
                                 11 State Street
                           Woburn, Massachusetts 01801

                                  June 19, 1996

JOHN HANCOCK MUTUAL LIFE
   INSURANCE COMPANY
John Hancock Place
P. O. Box 111
Boston, Massachusetts 02117

Ladies and Gentlemen:

     POLYMEDICA INDUSTRIES, INC., a Massachusetts corporation (the "Parent"), and POLYMEDICA PHARMACEUTICALS (U.S.A.), INC., a Massachusetts corporation and a Wholly-Owned Subsidiary of the Parent (the "Company"), and POLYMEDICA PHARMACEUTICALS (PUERTO RICO), INC., a Massachusetts corporation and a Wholly-Owned Subsidiary of the Company ("PPR") (the Company and PPR are sometimes collectively referred to as the "Borrowers" and each as a "Borrower"), agree with you as follows:

     1. Definitions. Reference is hereby made to that certain Note and Warrant Agreement dated January 26, 1993, as amended and supplemented by nine letter agreements dated April 27, 1993, June 15, 1993, March 29, 1994, June 17, 1994, June 30, 1994, October 27, 1994, June 26, 1995, October 18, 1995, and January 1,
1996 (the "Note and Warrant Agreement"). Capitalized terms used herein without definition have the meanings ascribed to them in the Note and Warrant Agreement.

     2. Waiver of Default under Section 14.7 of the Note and Warrant Agreement. The Parent and the Borrowers hereby request that you waive any Default or Event of Default arising solely from the failure of the Company to comply with the provisions of section 14.7 (b) of the Note and Warrant Agreement for the period of four (4) consecutive quarterly accounting periods ended March 31, 1996. In consideration of the representations, warranties and agreements of the Parent and the Borrowers set forth herein, you, by your signature below, hereby grant such waiver, solely with respect to such period four (4) consecutive quarterly accounting periods.

     3. No Default, Representations and Warranties, etc.

     (a) The Parent and the Borrowers represent and warrant that the representations and warranties contained in the Note and Warrant Agreement and the other Operative Agreements are correct on and as of the date hereof as if made on such date (except to the extent affected by the consummation of transactions permitted by the Note and Warrant Agreement) and that no Default or Event of Default exists.

     (b) The Parent and the Borrowers each ratify and confirm the Note and Warrant Agreement and each of the other Operative Agreements to which each is a party and agree that each such agreement, document and instrument is in full force and effect, that its obligations thereunder and under this Letter Agreement are its legal, valid and binding obligations enforceable against it in accordance with the terms thereof and hereof and that it has no defense, whether legal or equitable, setoff or counterclaim to the payment and performance of such obligations.

     (c) The Parent and the Borrowers agree that (i) if any default shall be made in the performance or observance of any covenant, agreement of condition contained in this Letter Agreement or in any agreement, document or instrument executed in connection herewith or pursuant hereto or (ii) if any representation or warranty made by the Parent or the Borrowers herein or therein shall prove to have been false or incorrect on the date as of which made, the same shall constitute an Event of Default under the Note and Warrant Agreement and the other Operative Agreements and, in such event, you and each other holder of any of the Notes shall have all rights and remedies provided by law and/or provided or referred to in the Note and Warrant Agreement and the other Operative
Agreements. The Parent and the Borrowers further agree that this Letter Agreement is an Operative Agreement and all references in the Note and Warrant Agreement and in any other of the other Operative Agreements referred to therein shall include this Letter Agreement.

     4. Payment of Transaction Costs. Concurrently with the execution of this Letter Agreement, the Parent and the Borrowers shall pay all reasonable fees and disbursements incurred by you at or prior to such time, including, without limitation, the reasonable fees, expenses and disbursements of your special counsel.

     5. Governing Law. This Letter Agreement, including the validity hereof and the rights and obligations of the parties hereunder, shall be construed in accordance with and governed by the domestic substantive laws of The

Commonwealth of Massachusetts without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of the domestic substantive laws of any other jurisdiction.

     6. Miscellaneous. The headings in this Letter Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Letter Agreement embodies the entire agreement and understanding among the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any provision in this Letter Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby. This Letter Agreement may be executed in any number of counterparts and by the parties hereto on separate counterparts but all such counterparts shall together constitute but one and the same instrument.


            (The remainder of this page is left blank intentionally)

     If you are in  agreement  with  the  foregoing,  please  sign  the  form of agreement on the accompanying counterpart hereof, whereupon this Letter Agreement shall become a binding agreement under seal among the parties hereto. Please then return one of such counterparts to the Company.

                                 Very truly yours,

                                 POLYMEDICA INDUSTRIES, INC.

                                 By: /s/ Steven James Lee
                                 Steven James Lee
                                 Chairman and Chief Executive Officer

                                 POLYMEDICA PHARMACEUTICALS
                                 (U.S.A.), INC.

                                 By: /s/ Steven James Lee
                                 Steven James Lee
                                 Chief Executive Officer

                                 POLYMEDICA PHARMACEUTICALS
                                 (PUERTO RICO), INC.

                                 By: /s/ Steven James Lee
                                         Steven James Lee
                                         Chief Executive Officer

     The terms and provisions of the foregoing Letter Agreement are hereby acknowledged and agreed to.

POLYMEDICA SECURITIES, INC.                  POLYMEDICA PHARMACEUTICALS
                                              SECURITIES, INC.

By:/s/ Steven James Lee                    By:/s/ Steven James Lee
       Steven James Lee                           Steven James Lee
       President                                  President

The foregoing is hereby accepted and agreed to:
JOHN HANCOCK MUTUAL LIFE
  INSURANCE COMPANY

By:/s/ D. Dana Donovan
       D. Dana Donovan
       Senior Investment Officer