Form 10-Q
period 1996-09-30
POLYMEDICA INDUSTRIES INC
filed 1996-11-13
CIK 878748

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

           Securities registered pursuant to Section 12(g)of the Act:

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

         The number of shares outstanding of the registrant's class of Common Stock as of November 13, 1996 was 8,555,369 which includes 163,659 shares held in treasury.

                           POLYMEDICA INDUSTRIES, INC.
                                TABLE OF CONTENTS



                                                                            Page

     PART I  -   FINANCIAL INFORMATION

     Item 1  -   Financial Statements

                   Consolidated Balance Sheets at
                            September 30, 1996 and March 31, 1996              3

                   Consolidated Statements of Operations
                            for the three and six months
                            ended September 30, 1996 and 1995                  5

                   Consolidated Statements of Cash Flows
                            for the six months ended
                            September 30, 1996 and 1995                        6

                   Notes to Consolidated Financial Statements                  7

     Item 2  -     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                9


     PART II -    OTHER INFORMATION

     Item 4  -    Submission of Matters to a Vote of Security Holders         19

     Item 6  -    Exhibits and Reports on Form 8-K                            20

     Signatures                                                               21

     Exhibit Index                                                            22

                         PART I - FINANCIAL INFORMATION

Item 1.   Uaudited Financial Statements


                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                 Sept. 30,            March  31,
                                                   1996                  1996
                                                (unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                    $ 12,768              $  23,302
    Accounts receivable -- trade (net of
      allowance for doubtful accounts of
      $434 and $82 as of September 30
      and March 31, 1996)                           5,401                  2,558
    Inventories                                     4,409                  4,163
    Prepaid expenses and other
      current assets                                  731                    416

             Total current assets                  23,309                 30,439

Property, plant, and equipment, net                 6,171                  6,273
Intangible assets, net                             42,313                 35,500
Other assets, net                                     351                    361

             Total assets                        $ 72,144              $  72,573








The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                Sept. 30,              March 31,
                                                  1996                   1996
                                               (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $      1,570            $   1,288
    Accrued expenses                                 2,229                3,605
    Notes payable                                      625                   --

        Total current liabilities                    4,424                4,893

 Senior debt (net of unamortized discount
    of $556 and $600 as of
    Sept. 30 and March 31, 1996)                    24,444               24,400
 Notes payable - long term                             625                   --

        Total liabilities                           29,493               29,293

Commitments

Stockholders' equity:
    Preferred stock $.01 par value;
       2,000,000 shares authorized, none
       issued or outstanding                            --                   --
    Common stock, $.01 par value, 20,000,000
       shares authorized, 8,555,369 and
       8,112,635 shares issued as of Sept. 30
       and March 31, 1996                               86                   81
    Less treasury stock, at cost, 173,578 and
       and 159,905 shares as of Sept. 30
       and March 31, 1996                           (1,166)              (1,036)
    Additional paid-in capital                      53,248               54,917
    Accumulated deficit                             (9,007)             (10,105)
    Notes receivable from officers                    (322)                (415)
    Currency translation adjustment                   (188)                (162)

        Total stockholders' equity                  42,651               43,280

        Total liabilities and
           stockholders' equity                  $  72,144             $ 72,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                            POLYMEDICA INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (In thousands, except per share data)

                                    Three Months Ended        Six Months Ended
                                   Sept. 30,  Sept. 30,     Sept. 30,  Sept. 30,
                                     1996       1995          1996        1995
Revenues:
  Net product sales               $ 7,063    $  6,921       $11,888     $12,504
  Royalties, exclusivity,
     development and license
     fees                              40          72           208         293

Total revenues                      7,103       6,993        12,096      12,797

Cost of product sales               2,691       2,729         4,518       4,839

Total revenues, less cost of
     product sales                  4,412       4,264         7,578       7,958

Operating expenses:
  Selling, general, and
     administrative                 3,122       2,546         5,269       4,751
  Research and development            197         196           317         390
                                    3,319       2,742         5,586       5,141
Income from operations              1,093       1,522         1,992       2,817

Other income and expense:
  Investment income                   228         186           510         387
  Interest expense                   (689)       (666)       (1,370)     (1,332)
                                     (461)       (480)         (860)       (945)

Income from continuing
  operations before income taxes      632       1,042         1,132       1,872
Provision for income taxes             19          30            34          50
Income from continuing operations     613       1,012         1,098       1,822

Loss from discontinued operations      --        (207)           --        (441)

Net income                        $   613     $   805       $ 1,098    $  1,381

Net income (loss) per common share:
  Continuing operations            $  .07     $   .14      $    .13    $    .25
  Discontinued operations              --        (.03)           --        (.06)

Net income                        $   .07     $   .11       $   .13    $    .19

Weighted average number of
  common shares outstanding         8,361       7,320         8,421       7,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                            Six Months Ended
                                                         Sept. 30,     Sept. 30,
                                                            1996          1995
Cash flows from operating activities:
    Net income                                          $  1,098      $   1,381
    Loss from discontinued operations                         --            441
    Adjustments to reconcile net income to net
     cash flows from operating activities:
         Depreciation and amortization                     1,389          1,349
         Gain on disposal of fixed assets                     --             (6)
         Provision for bad debts                              33             18
         Provision for sales allowances                      444            562
         Provision for inventory obsolescence                 33             63
         Changes in assets and liabilities:
             Accounts receivable--trade                   (1,518)        (2,094)
             Inventories                                      37           (457)
             Prepaid expenses and other current assets      (197)          (158)
             Other assets                                     (1)            10
             Accounts payable -- trade                      (813)          (761)
             Accrued expenses                             (1,096)          (316)

                 Total adjustments                        (1,689)        (1,790)

                 Net cash flows from continuing
                    operations                              (591)            32

                 Net cash flows used for
                    discontinued operations                   --           (396)

                 Net cash flows from operating
                    activities                              (591)          (364)

Cash flows from investing activities:
    Acquisition, net of cash acquired                     (6,648)            --
    Spinoff of CardioTech                                 (3,830)            --
    Purchase of property, plant, and equipment              (329)          (914)
    Proceeds from sale of equipment                           --            123

                 Net cash flows from investing
                    activities                           (10,807)          (791)

Cash flows from financing activities:
    Proceeds from issuance of common stock                   848             78
    Purchase of common stock                                  --           (173)

                Net cash flows from financing
                    activities                               848            (95)

                Net decrease in cash and cash
                    equivalents                          (10,550)        (1,250)

                Effect of exchange rate changes
                    on cash                                   16             (8)

                Cash and cash equivalents at
                    beginning of period                   23,302         14,006

                Cash and cash equivalents at
                    end of period                        $12,768        $12,748

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     The financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended March 31, 1996 and with the section entitled "Factors Affecting Future Operating Results" included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as well as the section of the same title set forth herein.

2.   Inventories consist of the following:
     (In thousands)
                                                     Sept. 30,         March 31,
                                                       1996              1996

              Raw materials                          $ 1,808            $ 1,465
              Work in process                            709                902
              Finished goods                           1,892              1,796
                                                     $ 4,409            $ 4,163

3.   In   connection  with   the  spinoff  of  CardioTech  International,   Inc.
("CardioTech"), for the three and six months ended September 30, 1995, CardioTech's operations are accounted for as discontinued operations in the Company's statement of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for that period. Net sales, operating costs and expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations. CardioTech's net revenues were not material for all periods presented.

4. On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical Supply, Inc. for an aggregate purchase price of $9.36 million (including $363,000 of related expenses) in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The purchase price was comprised of (i) $6.75 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate amount of $1.25 million and (iii) 200,000 shares of the Company's common stock. In the event that Liberty Medical's performance in any of the calendar years ending
December 31, 1997, 1998, and 1999 exceeds certain projections for that year, certain of the stockholders of Liberty Medical will be entitled to receive up to an aggregate of $1 million over the three year period. Liberty Medical is a leading mail-order marketer and distributor of diabetes-related products to the home market.

     The purchase price was assigned to the net assets acquired based on their fair value at the date of acquisition, and the excess of the purchase price over the fair value of the assets acquired was recorded as attributable to a customer list ($1.82 million, to be amortized over seven years) and goodwill ($5.92 million, to be amortized over twenty years).

     If the acquisition had taken place at the beginning of the year ending March 31, 1997, giving effect to adjustments for amortization of intangible assets, interest income and interest expense, the Company's pro forma revenues, net income and net income per share for the six months ended September 30, 1996 would have been $17.27 million, $1.32 million, and $.15, respectively. If the acquisition had taken place at the beginning of the year ended March 31, 1996, the Company's pro forma revenues, net income and net income per share for the six months ended September 30, 1995 would have been $17.88 million, $1.20 million, and $.16, respectively.

5. In October 1996, PolyMedica Pharmaceuticals (U.S.A.), Inc. received a waiver from John Hancock Mutual Life Insurance Company of a certain fiscal 1997 financial covenant with which it was not in compliance as of September 30, 1996.

6. In connection with the acquisition of Liberty Medical and the adjustment provisions in the Hancock warrant, the exercise price of the Hancock warrant was adjusted to $5.18 per share of common stock for the 543,464 shares exercisable under the warrant.

7. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     With the recent acquisition of Liberty Medical Supply, Inc. the Company is now transitioning from a manufacturer of wound care products and distributor of consumer healthcare products to an integrated developer, manufacturer and marketer of medical products. The Company offers a number of products which are based on proprietary technologies that deliver performance which the Company believes to be superior to that of competitive products. PolyMedica operates its businesses in the Medical Products, Consumer Healthcare and Ethical Pharmaceuticals Groups.

     The Company generates revenues from sales of medical devices and products, consisting of reimbursable diabetes-related products, consumer healthcare products, wound dressings and prescription and non-prescription pharmaceutical products. In addition, it generates revenues from royalties, exclusivity, development and license fees on certain of its products.

     The Company sells its products through a combination of mail-order, wholesalers, retail chains and national distributors. Diabetes-related products are sold directly to consumers through a mail-order network. Consumer healthcare and over-the-counter pharmaceutical products are sold through a network of more than 100 independent sales representatives and national wholesalers such as McKesson Drug Company, Bergen Brunswig Corporation and FoxMeyer Corporation, and to retailers including CVS HC Inc., Jack Eckerd Co., OSCO (American Drug Stores Inc.) and Rite-Aid Corp. Advanced wound dressings are sold through established exclusive relationships with Bristol-Myers Squibb, Mylan Laboratories Inc., Perstorp AB, Hisamitsu Pharmaceutical Co., Inc., Kuraray Co. Ltd. and others for use by institutional customers, such as hospitals, nursing homes and other healthcare providers, for patients with chronic wounds. The Company promotes sales of its products through local print media, national advertising in consumer and professional publications, on television and at professional and trade group meetings, as well as through retail advertising.

     Although certain of the Company's products are seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations. Thermometer sales to consumers are higher during the winter cold and flu season. The Company's non-prescription urological products show higher retail sales during the warmer months, as do Patch Kits for People(TM), the Company's over-the-counter wound care line, which are primarily used in connection with outdoor sports activities during the summer and fall seasons.

     The Company has recently recruited and hired an experienced Vice President of Marketing to bring sophisticated marketing techniques to its consumer business  through  the  application  of  market  research  and a focus  on those products with the greatest potential. This is an expansion of the Company's marketing and distribution focus. PolyMedica's goal is to provide superior wound management in each major Medicare reimbursement category and to use its competitive edge as an efficient, vertically-integrated manufacturer of wound care products to offer high technology, low-cost wound dressings directly to wholesalers, distributors and buying groups already in its healthcare distribution network.

     The Company operates from manufacturing, distribution, and research and development facilities located in Massachusetts, Florida, Colorado and the United Kingdom. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company produces proprietary polyurethane materials from which it manufactures advanced wound dressings. The Company's research and development activities are principally funded from ongoing operations and consist of the design, development and manufacture of polyurethane-based medical products derived from proprietary technology and manufacturing processes.

     Integral  to  the  Company's  growth  strategy  is the  acquisition  of new
products  and   businesses.   The  Company  has   successfully   integrated  six
acquisitions since 1990.

     Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

Acquisition of Liberty Medical Supply, Inc.

     On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical Supply, Inc. for an aggregate purchase price of $9.36 million (including $363,000 of related expenses) in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The purchase price was comprised of (i) $6.75 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate amount of $1.25 million and (iii) 200,000 shares of the Company's common stock. In the event that Liberty Medical's performance in any of the calendar years ending
December 31, 1997, 1998, and 1999 exceeds certain projections for that year, certain of the stockholders of Liberty Medical will be entitled to receive up to an aggregate of $1 million over the three year period.

     Liberty Medical, headquartered in Palm City, Florida, was founded in 1989 and is a leading mail-order marketer and distributor of reimbursable diabetes-related products to the home market. Liberty Medical is a participating Medicare provider which accepts payments directly from Medicare, typically 80% of a product's purchase price, before any amounts are billed to the patient and/or the patient's medi-gap insurer. The benefits to a patient range from automatic shipment of supplies to the elimination of preparing paperwork or using personal resources while waiting for reimbursement. Liberty Medical ships to more than 20,000 customers in the U.S., making it one of the largest diabetic suppliers in the country. Its products address a market estimated to include 1.5 million insulin-dependent patients, of which it is estimated that 125,000 patients currently receive supplies through mail-order companies similar to Liberty. Based upon an estimated $720 annual reimbursement level for each patient, the Company believes that Liberty Medical participates in an approximately $1 billion market.

     In addition to the above market, the Company believes that there is significant growth potential for Liberty Medical's products by expanding the market to include non-insulin dependent diabetics. There are current proposals in Congress to include non-insulin dependent diabetics under Medicare following a Congressional Budget Office study indicating that improving diabetes coverage would reduce Medicare expenditures.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     The Company's net income was $613,000, or $.07 per share, for the three months ended September 30, 1996. This performance compares to net income of $805,000, or $.11 per share, for the three months ended September 30, 1995. In the three months ended September 30, 1995, income from continuing operations was $1.01 million, offset by a loss from discontinued operations of $207,000 in connection with the spinoff of CardioTech International, Inc.

     Net product sales in the Medical Products Group decreased by 3.9% to $1.48 million in the three months ended September 30, 1996 as compared with $1.54 million in the three months ended September 30, 1995. Included in this group are sales of diabetes-related products from Liberty Medical and the Company's advanced wound dressings to the chronic market through national distributors. This net decrease was primarily due to a reduction in professional wound care sales offset by $900,000 of first time sales of diabetes-related products.

     The Company is beginning to implement an enhanced promotional program to allow Liberty Medical to take advantage of its buying efficiencies and customer service to grow its customer base. The Company is using working capital to purchase additional advertising to inform insulin-dependent diabetes patients on Medicare about the benefits of becoming a Liberty Medical customer.

     To help protect the Company from the effect of future changes in Medicare reimbursement levels, the Company plans to introduce the SPYRO line family of wound dressings, which includes all reimbursement categories. Currently ongoing telemarketing research conducted by the Company will permit it to best apply its resources to promote these dressings. In addition, the Company is test marketing LASERSITE, a high margin niche wound dressing product for cosmetic facial laser resurfacing.

     The Company has recently signed an agreement with Perstorp AB ("Perstorp"), pursuant to which Perstorp will become the exclusive pan-European distributor of SPYROSORB. Previously, the Company reacquired all rights to distribute SPYROSORB wound dressings to the professional health care market in the U.K. and Europe effective January 1, 1997. This action gave the Company control over the marketing and distribution of SPYROSORB and enables the Company to take advantage of this wound dressing's position as a tariffied product, which is fully reimbursable in the U.K.

     The decrease in wound dressing sales is due in part to changes in Medicare reimbursement methodology for chronic wounds and a resulting switch by healthcare providers to more frequent and less costly dressing changes using low technology textile dressings and in part to reduced purchases by Bristol-Myers Squibb, as discussed below. The overall decrease in total unit volume of wound dressings was partially offset by an approximate 20% increase in average selling price of all dressing sizes, stated on a 4" x 4" equivalent basis, due to a change in the product mix.

     The Company has renegotiated its Supply Requirements and Licensing Agreement with Bristol-Myers Squibb. Under the amended terms of the contract, the Company has acquired the rights to MITRAFLEX in the U.S., which gives it greater control over future marketing and sales initiatives. Bristol-Myers Squibb has retained U.S. exclusivity to distribute MITRAFLEX in the U.S. through December 31, 1996 and is not required to make additional purchases thereafter. In the three months ended September 30, 1996 net product sales to Bristol-Myers Squibb decreased by 46.6% when compared to the three months ended September 30, 1995 as reimbursement and managed care influences affected the entire chronic wound care market.

     The Company expects the uneven ordering patterns for FLEXZAN from its U.S. distributor will continue for the remainder of calendar 1996. The Company believes that the changes in ordering patterns are due to inventory level adjustments at that distributor and ongoing changes in the reimbursement and managed care marketplaces.

     Net product sales in the Consumer Healthcare Group increased by 10.1% to $2.75 million in the three months ended September 30, 1996 as compared with $2.49 million in the three months ended September 30, 1995. Included in this group are sales to the over-the-counter market of: (i) medical devices including thermometry, home healthcare kits and skin care; (ii) wound dressings sold in burn, abrasion and blister kits and (iii) urological remedies, including AZO-STANDARD and AZO-CRANBERRY. This division manufactures and distributes nearly 100 products through a network of more than 36,000 retail stores. Approximately half of the increase in net product sales in the three months ended September 30, 1996 is due to increased shipments of SPYROFLEX wound dressings sold in abrasion, blister and burn kits.

     To support this growth, the Company market tested SPYROFLEX in spring and summer 1996 for introduction into the estimated $450 million retail market in order to gain distribution and prepare for a product launch. The Company used national television spots on ESPN and ESPNII and major print media, such as Sports Illustrated. With enhanced market research conducted by the Vice President of Marketing, the Company expects to apply future resources to build upon consumer awareness of how minor burns, abrasions, blisters and lacerations can be treated by advanced wound dressings.

     Major customers in this group include the top 20 pharmacy chains, major supermarkets and mass merchandisers. AZO-STANDARD is the leading product in its category of urinary-tract analgesics. This growth has attracted Johnson & Johnson to become a category developer with its version of AZO-STANDARD, which should expand the market segment. In addition, the Company expects to market a urinary tract infection test strip suitable for use in the home.

     Net product sales in the Ethical Pharmaceuticals Group decreased by 1.7% to $2.83 million in the three months ended September 30, 1996 as compared with $2.88 million in the three months ended September 30, 1995. Included in this group are branded products used for the treatment of urinary tract infections.

     Royalty, exclusivity, development and license fees from continuing operations decreased by 44.6% to $40,000 in the three months ended September 30, 1996 as compared with $72,000 in the three months ended September 30, 1995. This decrease is due to reduced royalties in the U.S. from sales of MITRAFLEX.

     As a percentage of net product sales, overall gross margins were 61.9% in the three months ended September 30, 1996, which compares to 60.6% reported in the three months ended September 30, 1995. Gross margins increased primarily due to the Company's ability to find lower cost products and suppliers of materials needed to manufacture its products.

     Selling, general, and administration expenses ("SG&A expenses") increased by 22.6% in the three months ended September 30, 1996 to $3.12 million as compared with $2.55 million (exclusive of CardioTech expenses) in the three months ended September 30, 1995. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totaling $1.38 million in the three months ended September 30, 1996, or 44.1% of SG&A expenses, as compared with $1.12 million, or 43.9% of SG&A expenses in the three months ended September 30, 1995.

     Research and development expenses were $197,000 in the three months ended September 30, 1996, as compared with $196,000 in the three months ended September 30, 1995.

     Investment income increased by 22.3% to $228,000 in the three months ended September 30, 1996, as compared with $186,000 in the six months ended September 30, 1995, as the Company earned interest on larger average cash balances, at higher overall interest rates. Interest expense was $689,000 in the six months ended September 30, 1996, as compared with $666,000 in the six months ended September 30, 1995, as the Company accrued interest expense in both periods on $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock"). The interest rate on the Hancock Notes increased from 10.65% to 10.90% as a result of a January 1, 1996 amendment.

Six Months Ended September 30, 1996 Compared to Six Months Ended
September 30, 1995

     The Company's net income was $1.10 million, or $.13 per share, for the six months ended September 30, 1996. This performance compares to net income of $1.38 million, or $.19 per share, for the six months ended September 30, 1995. In the six months ended September 30, 1995, income from continuing operations was $1.82 million, offset by a loss from discontinued operations of $441,000 in connection with the spinoff of CardioTech.

     Net product sales in the Medical Products Group decreased by 31.2% to $2.22 million in the six months ended September 30, 1996 as compared with $3.22 million in the six months ended September 30, 1995. This net decrease was primarily due to a reduction in professional wound care sales offset by $900,000 of first time sales of diabetes-related products. The decrease in wound dressing sales is due to reasons described above. The overall decrease in total unit volume of wound dressings was partially offset by an approximate 5% increase in average selling price of all dressing sizes, stated on a 4" x 4" equivalent basis, due to a change in the product mix.

     Net product sales in the Consumer Healthcare Group increased by 16.9% to $4.96 million in the six months ended September 30, 1996 as compared with $4.24 million in the six months ended September 30, 1995. This increase is principally due to higher shipments of AZO-STANDARD in the six months ended September 30, 1996.

     Net product sales in the Ethical Pharmaceuticals Group decreased by 6.5% to $4.71 million in the six months ended September 30, 1996 as compared with $5.04 million in the six months ended September 30, 1995.

     Royalty, exclusivity, development and license fees decreased by 29.2% to $208,000 in the six months ended September 30, 1996 as compared with $293,000 in the six months ended September 30, 1995. This decrease is due to reduced royalties in the U.S. from sales of MITRAFLEX, partially offset by license fees from Kuraray Co. Ltd. of Japan in the six months ended September 30, 1996.

     As a percentage of net product sales, overall gross margins were 62.0% in the six months ended September 30, 1996, which compares to 61.3% reported in the six months ended September 30, 1995. Gross margins increased primarily due to the Company's ability to source lower cost products and suppliers of materials needed to manufacture its products.

     SG&A expenses increased by 10.9% in the six months ended September 30, 1996 to $5.27 million as compared with $4.75 million (exclusive of CardioTech expenses) in the six months ended September 30, 1995. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totaling $2.38 million in the six months ended September 30, 1996, or 45.2%, of SG&A expenses, as compared with $2.21 million or 46.5% of SG&A expenses in the six months ended September 30, 1995. SG&A expenses in the six months ended September 30, 1996 include costs related to Liberty Medical operations.

     As a result of the CardioTech spinoff, the Company estimates that approximately $500,000 of related costs have been saved during the six months ended September 30, 1996. The Company expects its marketing costs to increase in the future as a result of the marketing initiatives described above.

     Research and development expenses decreased by 18.9% to $317,000 in the six months ended September 30, 1996, as compared with $391,000 in the six months ended September 30, 1995.

     Investment income increased by 31.7% to $510,000 in the six months ended September 30, 1996, as compared with $387,000 in the six months ended September 30, 1995, as the Company earned interest on larger average cash balances, at higher overall interest rates. Interest expense was $1.37 million in the six months ended September 30, 1996, as compared with $1.33 million in the six months ended September 30, 1995, as the Company accrued interest expense in both periods on the Hancock Notes.

Liquidity and Capital Resources

     Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of common stock, and $2.75 million from the sale of its common stock, pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock $25 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003.

     As of September 30, 1996, working capital was $18.89 million, including cash and cash equivalents of $12.77 million.

     In connection with the acquisition of Liberty Medical and the adjustment provisions in the Hancock warrant, the exercise price of the Hancock warrant was adjusted to $5.18 per share of common stock for the 543,464 shares exercisable under the warrant.

     In October 1996, PolyMedica Pharmaceuticals (U.S.A.), Inc. received a waiver from Hancock of a certain fiscal 1997 financial covenant with which it was not in compliance as of September 30, 1996.

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

     Reliance on Distributors; Limited Direct Marketing Experience. The Company has a limited direct marketing and sales organization and relies on its current distributors, including primarily Bristol-Myers Squibb and Mylan Laboratories Inc., to sell its wound care products in the institutional marketplace. The Company has a limited direct sales force which it may need to broaden for certain of its products. There can be no assurance that the Company will establish such a direct sales force or that any such sales force that may be established will be able to successfully market and distribute the Company's products or to offset any decline in sales to its existing distributors. The Company's ability to sell its new products will depend in part on its ability to enter into marketing and distribution agreements with pharmaceutical, medical device, personal care and other distributors in the United States and other countries. If the Company enters into any such agreements, there can be no assurance that the Company's third party distributors will be able to market the products effectively.

     Acquisitions of Other Businesses. As part of its growth strategy, the Company currently intends to expand through the acquisition of other businesses, as well as internal growth and strategic business alliances with other companies. The Company regularly reviews potential acquisitions and business alliances, some of which may be material. The acquisition of other businesses is integral to the Company's business strategy; however, there can be no assurance that the Company will successfully acquire any businesses, or that such acquired businesses, if any, will be profitable. The Company does not currently have any commitments or agreements with respect to the acquisition of any businesses or products.

     Competition and Technological Change. The Company is engaged in rapidly evolving and highly competitive fields. The Company competes with numerous companies in the healthcare industry, including Bristol-Myers Squibb which is also the exclusive distributor of the Company's MITRAFLEX product in the United States. Competition from medical device manufacturers, pharmaceutical companies and other competitors is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities, and greater experience in obtaining regulatory approvals and in marketing and distribution of products, than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products on their own or through joint ventures. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed or sold by the Company.

     Patents and Trade Secrets. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secrets protection and operate without infringing on the proprietary rights of third parties. The Company is the owner of five, and the co-owner of one, issued patents in the United States and has filed applications for additional patents in the United States and abroad. There can be no assurance that any pending patent applications will result in issued patents. In addition, there can be no assurance that any issued patents will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others.

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

     Product Liability. The testing, marketing and sale of wound care products and other medical and consumer products entail an inherent risk that product liability claims will be asserted against the Company or its third party distributors. A product liability claim or a product recall could have a material adverse effect on the business or financial condition of the Company. Certain manufacturers of materials and/or implantable devices have been subjected to significant claims for damages allegedly resulting from their products. The Company currently maintains product liability insurance coverage which it believes to be adequate for its present purposes, but there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims.

     Healthcare Reimbursement. Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Sales of the Company's products will depend to some extent on the availability of reimbursement to certain of the Company's customers by third party payors such as government and private insurance plans. No assurance can be given that such reimbursement will be available.

     Government Regulation. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, the United

Kingdom and other countries, and may become subject to the regulations of additional countries. The rigorous preclinical and clinical testing requirements and regulatory approval process required to introduce new products can take a number of years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing preclinical testing and relies on third parties to conduct clinical testing necessary to obtain government approvals. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. In addition, the Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. A number of the Company's products under development will require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

                                            PART II - OTHER INFORMATION

                                            PolyMedica Industries, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on September 12, 1996, the following proposals were adopted by the vote specified below:

Proposal                                                              Broker
                                   For     Against      Abstain     Non votes(1)
Election of Directors:
 Richard H. Bard                5,958,565             1,323,251(2)
 Thomas S. Soltys, Jr.          6,945,055               336,761(2)

Amendment to 1990 Stock
 Option Plan increasing
 by 400,000 the number
 of shares available for
 issuance under the Plan        2,066,310 1,568,932     263,215       3,383,359

Amendment to 1992 Directors'
 Stock Option Plan increasing
 by 137,000 the number of
 shares available for issuance
 under the Plan                 2,074,972 1,558,992     264,493       3,383,359

Ratification of
 Coopers & Lybrand L.L.P.
 as independent public
 accountants                    7,016,817    26,864     238,135               0

----------------------

(1) Votes counted for quorum purposes, as to which the broker or other nominee holder was not authorized by the beneficial owner to cast a vote on this particular proposal but was authorized to cast (and did cast) a vote on at least one other proposal.

(2) Represents votes "withheld" from each respective director.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index
         (b) There was one report on Form 8-K filed during the three months ended September 30, 1996.

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


                                   PolyMedica Industries, Inc.
                                          (registrant)



                                   /s/ Steven J. Lee
                                   Steven J. Lee
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Eric G. Walters
                                   Eric G. Walters
                                   Chief Financial Officer, Treasurer,
                                   and Clerk (Principal Financial and
                                   Accounting Officer)





Dated: November 13, 1996

                                  Exhibit Index

                           PolyMedica Industries, Inc.


                            Exhibit Description Page


4.12     -        Letter Agreement amending the Note and Warrant Agreement dated
                  August 2, 1996.

4.13     -        Letter Agreement amending the Note and Warrant Agreement dated
                  October 30, 1996.