Form 10-Q
period 1996-12-31
POLYMEDICA INDUSTRIES INC
filed 1997-02-13
CIK 878748

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1996

                                 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

                     Commission File No.  1-13690

                      PolyMedica Industries, Inc.
         (Exact name of registrant as specified in its charter)


      Massachusetts                                                 04-3033368
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

11 State Street, Woburn, Massachusetts                                     01801
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (617) 933-2020
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  None

            Securities  registered pursuant to Section 12(g)
                              of the Act:

                 Common Stock, $.01 par value per share
                           (Title of class)

                    Preferred Stock Purchase Rights
                           (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

         The number of shares outstanding of the registrant's class of Common Stock as of February 12, 1997 was 8,555,614 which includes 172,559 shares held in treasury.

                           POLYMEDICA INDUSTRIES, INC.
                                TABLE OF CONTENTS


                                                                            Page

PART I  -         FINANCIAL INFORMATION

Item 1  -         Financial Statements

                  Consolidated Balance Sheets at
                        December 31, 1996 and March 31, 1996                   3

                  Consolidated Statements of Operations
                        for the three and nine months
                        ended December 31, 1996 and 1995                       5

                  Consolidated Statements of Cash Flows
                        for the nine months ended
                        December 31, 1996 and 1995                             6

                  Notes to Consolidated Financial Statements                   7

Item 2  -         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    9


PART II -         OTHER INFORMATION

Item 6  -         Exhibits and Reports on Form 8-K                            18

Signatures                                                                    19

Exhibit Index                                                                 20

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     Dec. 31,          March 31,
                                                       1996               1996
                                                   (unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                        $14,720            $23,302
    Accounts receivable -- trade (net of
       allowance for doubtful accounts of
       $571 and $82 as of December 31
       and March 31, 1996, respectively)               4,377              2,558
    Inventories                                        4,703              4,163
    Prepaid expenses and other
       current assets                                    880                416
                                                    --------           --------

                Total current assets                  24,680             30,439

Property, plant, and equipment, net                    5,954              6,273
Intangible assets, net                                41,795             35,500
Other assets, net                                        621                361
                                                    --------           --------

                Total assets                         $73,050            $72,573
                                                      ======             ======











         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     Dec. 31,          March 31,
                                                      1996               1996
                                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                        $ 1,333            $ 1,288
    Accrued expenses                                   3,004              3,605
    Notes payable                                        625                 --
                                                    --------          ---------

            Total current liabilities                  4,962              4,893

 Senior debt (net of unamortized discount of $556
    and $600 as of December 31 and
    March 31, 1996, respectively)                     24,466             24,400
 Notes payable - long term                               625                 --
                                                    --------         ----------

            Total liabilities                         30,053             29,293

Commitments

Stockholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding             --                 --
    Common stock, $.01 par value, 20,000,000
       shares authorized, 8,555,369 and 8,112,635
       issued as of December 31 and March 31, 1996,
       respectively                                       86                 81
    Treasury stock, at cost, (172,559 and 159,905
       shares as of December 31 and March 31, 1996,
       respectively)                                  (1,115)            (1,036)
    Additional paid-in capital                        53,200             54,917
    Accumulated deficit                               (8,596)           (10,105)
    Notes receivable from officers                      (322)              (415)
    Currency translation adjustment                     (256)              (162)
                                                     -------            -------

            Total stockholders' equity                42,997             43,280
                                                      ------             ------

            Total liabilities and stockholders'
               equity                                $73,050            $72,573
                                                      ======             ======

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                     Three Months Ended      Nine Months Ended
                                     Dec. 31,    Dec. 31,    Dec. 31,   Dec. 31,
                                       1996        1995        1996       1995
Revenues:
  Net product sales                  $ 8,662     $ 6,336     $20,550    $18,840
  Royalties, exclusivity,
     development and
     license fees                        349          51         557        344
                                     -------     -------     -------    -------
Total revenues                         9,011       6,387      21,107     19,184

Cost of product sales                  4,328       2,594       8,846      7,433
                                      ------      ------      ------    -------

Total revenues, less cost of
     product sales                     4,683       3,793      12,261     11,751

Operating expenses:
  Selling, general, and
     administrative                    3,529       2,135       8,798      6,886
  Research and development               207         175         524        565
                                     -------     -------     -------    -------
                                       3,736       2,310       9,322      7,451
                                      ------      ------     -------    -------
Income from operations                   947       1,483       2,939      4,300

Other income and expense:
  Investment income                      179         233         690        620
  Interest expense                      (703)       (665)     (2,073)    (1,997)
                                      ------      ------      ------     ------
                                        (524)       (432)     (1,383)    (1,377)
                                      ------      ------      ------     ------
Income before income taxes               423       1,051       1,556      2,923
Provision for income taxes                12           5          46         55
                                     -------    --------     -------     ------
Income from continuing operations        411       1,046       1,510      2,868

Loss from discontinued operations         --        (303)         --       (743)

Net income                           $   411     $   743     $ 1,510    $ 2,125
                                      ======      ======      ======     ======

Income (loss) per share of common
     stock
  Continuing operations              $   .05     $   .14     $   .18    $   .39
  Discontinued operations                 --        (.04)         --       (.10)
                                      ------      ------     -------    -------

Net income                          $    .05     $   .10     $   .18    $   .29

Weighted average number of common
  shares outstanding                   8,567       7,569       8,469      7,330


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                         Nine Months Ended
                                                     Dec. 31,           Dec. 31,
                                                       1996               1995
                                                    ---------          ---------
Cash flows from operating activities:
    Net income                                       $ 1,510            $ 2,125
    Loss from discontinued operations                     --                743
    Adjustments  to  reconcile  net
     income  to net cash  flows  from
       operating activities:
         Depreciation and amortization                 2,238              2,018
         Gain on disposal of fixed assets                 --                 (6)
         Provision for bad debts                         222                 37
         Provision for sales allowances                  620                719
         Provision for inventory obsolescence             64                 63
         Changes in assets and liabilities:
             Accounts receivable--trade                 (848)            (1,156)
             Inventories                                (246)               140
             Prepaid expenses and other
               current assets                           (287)              (119)
             Other assets                                (49)                (2)
             Accounts payable -- trade                (1,065)            (1,037)
             Accrued expenses                           (334)               513
                                                     -------            -------

                 Total adjustments                       315              1,170
                                                     -------            -------

                 Net cash flows from
                    continuing operations              1,825              4,038
                                                     -------            -------

                 Net cash flows used for
                    discontinued operations               --               (693)
                                                     -------            -------

                 Net cash flows from operating
                     activities                        1,825              3,345
                                                     -------            -------

Cash flows from investing activities:
    Acquisition, net of cash acquired                 (6,713)                --
    Spinoff of CardioTech                             (3,830)                --
    Purchase of property, plant, and equipment          (465)            (1,392)
    Direct-response advertising                         (304)                --
    Proceeds from sale of equipment                       --                123
                                                     -------            -------

                Net cash flows from investing
                     activities                      (11,312)            (1,269)
                                                     -------            -------

Cash flows from financing activities:
    Net proceeds from issuance of common stock           889              3,869
    Purchase of common stock                             (38)              (173)
                                                     -------            -------
                Net cash flows from financing
                    activities                           851              3,696
                                                     -------            -------
                Net (decrease) increase in cash
                    and cash equivalents              (8,636)             5,772
                                                     -------            -------
                Effect of exchange rate changes
                    on cash                               54                (17)

                Cash and cash equivalents at
                    beginning of period               23,302             14,006
                                                     -------            -------
                Cash and cash equivalents at
                    end of period                    $14,720            $19,761
                                                     =======            =======


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

2. Inventories consist of the following:
   (In thousands)
                                                     Dec. 31,          March 31,
                                                       1996              1996
                                                    ----------        ---------

              Raw materials                         $ 1,858             $ 1,465
              Work in process                           788                 902
              Finished goods                          2,057               1,796
                                                     ------               -----
                                                    $ 4,703             $ 4,163
                                                      =====               =====

3. In connection with the spinoff of CardioTech International, Inc. ("CardioTech"), for the three and nine months ended December 31, 1996, CardioTech's operations are accounted for as discontinued operations in the Company's statement of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for that period. Net sales, operating costs and expenses, and other income and expense have been reclassified for amounts associated with  CardioTech's  discontinued  operations.  CardioTech's  net
revenues  were  not  material  for  all  periods   presented.

     4. Advertising, promotional, and other marketing costs are charged to earnings in the period in which they are incurred. Costs whose benefit is expected to assist future sales are expensed as the related materials are used. Direct-response advertising costs are capitalized and amortized on a declining basis over a seven year period, which matches the expected future stream of revenues generated from new customers as a result of this advertising. At December 31, 1996, $304,000 of direct-response advertising was reported as assets and $21,000 was expensed.

     5. In January 1997, PolyMedica Industries, Inc. and PolyMedica Pharmaceuticals (U.S.A.), Inc. each received a waiver from John Hancock Mutual Life Insurance Company ("Hancock") of certain fiscal 1997 financial covenants set forth in the Note and Warrant Agreement with Hancock with which they were not in compliance as of December 31, 1996.

     6. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         With the August 1996 acquisition of Liberty Medical Supply, Inc., PolyMedica Industries, Inc. ("PolyMedica" or the "Company") has grown to become an integrated developer, manufacturer and marketer of more than 200 medical products. The Company markets certain products which are based on proprietary technologies that deliver performance which the Company believes to be superior to that of competitive products. In addition, PolyMedica distributes other well known medical products, particularly in the field of diabetes. The Company divides its businesses into the Medical Products, Consumer Healthcare and Ethical Pharmaceuticals Groups.

         The Company generates revenues from sales of medical devices and products, consisting of reimbursable diabetes-related products, consumer healthcare products, wound dressings, and prescription and non-prescription pharmaceutical products. In addition, it generates revenues from royalties, exclusivity, development and license fees on certain of its products.

         The Company sells its products through a combination of mail-order, wholesalers, retail chains and national distributors. Diabetes-related products are sold directly to consumers through a mail-order network. Consumer healthcare and over-the-counter pharmaceutical products are sold through a network of more than 100 independent sales representatives and national wholesalers such as McKesson Drug Company, Bergen Brunswig Corporation and FoxMeyer Corporation, and to retailers including CVS HC Inc., Jack Eckerd Co., OSCO (American Drug Stores Inc.) and Rite-Aid Corp. Advanced wound dressings are sold through established exclusive relationships with Bristol- Myers Squibb, Mylan Laboratories Inc., Perstorp AB, Hisamitsu Pharmaceutical Co., Inc., Kuraray Co. Ltd. and others for use by institutional customers, such as hospitals, nursing homes and other healthcare providers, for patients with chronic wounds. The Company promotes sales of its products through local print media, national advertising in consumer and professional publications, on television and at professional and trade group meetings, as well as through retail advertising.

         Although certain of the Company's products are seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations. Thermometer sales to consumers are higher during the winter cold and flu season. The Company's non-prescription urological products show higher retail sales during the warmer months, as do the Company's over-the-counter wound care products, which are primarily used to treat and prevent injuries associated with outdoor sports activities during the summer and fall seasons.

         The Company has recently recruited and hired an experienced Vice President of Marketing to train a team to bring sophisticated marketing techniques to its consumer business. This will include market research and a subsequent focus on those products with the greatest potential. This is an expansion of the Company's marketing and distribution capability. PolyMedica's goal is to provide superior wound management in each major Medicare reimbursement category and to use its competitive edge as an efficient, vertically-integrated manufacturer of wound care products to offer high technology, low-cost wound dressings directly to wholesalers, distributors and buying groups already in its healthcare distribution network.

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

         The Company's growth strategy is to continue to develop its existing businesses as well as target acquisition opportunities of new products and businesses. The Company has successfully integrated six acquisitions since 1990.

         Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

         This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other health care product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes, as well as other especially relevant risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and its Quarterly Reports on Form 10-Q for the periods ended June 30, 1996 and September 30, 1996. The Company assumes no obligation to update the information contained in this report. See "Factors Affecting Future Operating Results" set forth herein.

Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

         The Company generated record quarterly revenues of $9.01 million in the three months ended December 31, 1996, a 41.1% increase over the $6.39 million reported in the three months ended December 31, 1995.

         The Company's net income was $411,000, or $.05 per share, for the three months ended December 31, 1996. This performance compares to net income of $743,000, or $.10 per share, for the three months ended December 31, 1995. As further described below, this decrease in net income reflects marketing research costs by a new senior level marketing team to better position products, a significantly increased media advertising campaign in the diabetic market, and a different mix of margin in overall product sales. In the three months ended December 31, 1995, income from continuing operations was $1.05 million, offset by a loss of $303,000 from the now discontinued operations of CardioTech International, Inc. ("CardioTech") in connection with CardioTech's spinoff from the Company.

         Net product sales in the Medical Products Group increased by 95.9% to $3.86 million in the three months ended December 31, 1996 as compared with $1.97 million in the three months ended December 31, 1995. Included in this group are sales of diabetes-related products from Liberty Medical (acquired by the Company on August 30, 1996), as well as the Company's advanced wound dressings to the chronic wound care market through national distributors. This net increase was primarily due to a full quarter's sales of diabetes-related products partially offset by a reduction in professional wound care sales in the three months ended December 31, 1996. During the quarter, the Company continued its enhanced promotional program to allow Liberty Medical to take advantage of its buying efficiencies and customer service to grow its customer base.

         The decrease in wound dressing sales is due in part to changes in Medicare reimbursement methodology for chronic wounds and a resulting switch by healthcare providers to more frequent and less costly dressing changes using low technology textile dressings and in part to reduced purchases by Bristol-Myers Squibb. The overall decrease in total unit volume of wound dressings was partially offset by an approximate 8% increase in average selling price of all dressing sizes, stated on a 4" x 4" equivalent basis, due to a change in the product mix.

         The Company expects the uneven ordering patterns for its FLEXZAN(R) wound care product from its U.S. distributor will continue for the remainder of fiscal 1997. The Company believes that the changes in ordering patterns are due to inventory level adjustments at that distributor and ongoing changes in the reimbursement and managed care marketplaces.

         Net product sales in the Consumer Healthcare Group increased by 23.4% to $3.38 million in the three months ended December 31, 1996 as compared with $2.74 million in the three months ended December 31, 1995. Included in this division are sales to the over-the-counter market of: (i) medical devices including thermometry, home healthcare kits and skin care; (ii) urological remedies, including AZO-STANDARD(R) and AZO-CRANBERRY(R); and (iii) wound dressings sold in burn, abrasion and blister kits. This group manufactures and distributes nearly 100 products through a network of more than 36,000 retail stores. More than half of the increase in net product sales in the three months ended December 31, 1996 is due to increased shipments of thermometry products and AZO-STANDARD.

         Major customers of the Consumer Healthcare Group include the top 20 pharmacy chains, major supermarkets and mass merchandisers. AZO-STANDARD is the leading product in the category of urinary-tract analgesics. The growth in this product category has attracted Johnson & Johnson to become a category developer with its version of AZO-STANDARD, which should expand the market segment.

         Net product sales in the Ethical Pharmaceuticals Group decreased by 12.5% to $1.43 million in the three months ended December 31, 1996 as compared with $1.63 million in the three months ended December 31, 1995. Included in this group are branded products used for the treatment of urinary tract infections.

         Royalty, exclusivity, development and license fees from continuing operations increased by more than 500% to $349,000 in the three months ended December 31, 1996 as compared with $51,000 in the three months ended December 31, 1995. This increase is primarily due to fees earned from Perstorp AB in connection with the establishment of Perstorp as the exclusive pan-European distributor of SPYROSORB(R).

         As a percentage of net product sales, overall gross margins were 50.0% in the three months ended December 31, 1996, which compares to 59.1% reported in the three months ended December 31, 1995. Gross margins in the three months ended December 31, 1996 decreased primarily due to the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for other products.

         Selling, general, and administration expenses ("SG&A expenses") increased by 65.3% in the three months ended December 31, 1996 to $3.53 million as compared with $2.14 million (exclusive of CardioTech expenses) in the three months ended December 31, 1995. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totaling $1.92 million in the three months ended December 31, 1996, or 54.4% of SG&A expenses, as compared with $1.04 million, or 48.6% of SG&A expenses in the three months ended December 31, 1995. SG&A expenses in the three months ended December 31, 1996 included costs related to Liberty Medical operations and for market research for its consumer products.

         Research and development expenses increased by 18.3% to $207,000 in the three months ended December 31, 1996, as compared with $175,000 in the three months ended December 31, 1995.

         Investment income decreased by 23.2% to $179,000 in the three months ended December 31, 1996, as compared with $233,000 in the three months ended December 31, 1995, as the Company earned interest on lower average cash balances in the three months ended December 31, 1996. Interest expense was $703,000 in the three months ended December 31, 1996, as compared $665,000 in the three months ended December 31, 1995, as the Company accrued interest expense in both periods on $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock"). The interest rate on the Hancock Notes increased from 10.65% to 10.90% as a result of a January 1, 1996 amendment.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995

         The Company generated record revenues of $21.1 million in the nine months ended December 31, 1996, a 10.0% increase over the $19.2 million reported in the nine months ended December 31, 1995.

         The Company's net income was $1.51 million, or $.18 per share, for the nine months ended December 31, 1996. This performance compares to net income of $2.13 million, or $.29 per share, for the nine months ended December 31, 1995. This decrease in net income is due to the reasons described above. In the nine months ended December 31, 1995, income from continuing operations was $2.87 million, offset by a loss of $743,000 from the now discontinued operations of CardioTech in connection with CardioTech's spinoff from the Company.

         Net product sales in the Medical Products Group increased by 17.0% to $6.08 million in the nine months ended December 31, 1996 as compared with $5.19 million in the nine months ended December 31, 1995. This net increase was primarily due to first time sales of diabetes-related products offset by a reduction in professional wound care sales. The decrease in wound dressing sales is due to the reasons described above. The overall decrease in total unit volume of wound dressings was partially offset by an approximate 8% increase in average selling price of all dressing sizes, stated on a 4" x 4" equivalent basis, due to a change in the product mix.

         Net product sales in the Consumer Healthcare Group increased by 18.7% to $8.33 million in the nine months ended December 31, 1996 as compared with $7.02 million in the nine months ended December 31, 1995. Most of the increase in net product sales in the nine months ended December 31, 1996 is due to increased shipments of thermometry products and AZO-STANDARD.

         Net product sales in the Ethical Pharmaceuticals Group decreased by 7.3% to $6.14 million in the nine months ended December 31, 1996 as compared with $6.63 million in the nine months ended December 31, 1995.

         Royalty, exclusivity, development and license fees increased by 61.9% to $557,000 in the nine months ended December 31, 1996 as compared with $344,000 in the nine months ended December 31, 1995. This increase is principally due to the reasons described above.

         As a percentage of net product sales, overall gross margins were 57.0% in the nine months ended December 31, 1996, which compares to 60.5% reported in the nine months ended December 31, 1995. The decrease in gross margins is due to the reasons stated above.

         SG&A expenses increased by 27.8% in the nine months ended December 31, 1996 to $8.80 million as compared with $6.89 million (exclusive of CardioTech expenses) in the nine months ended December 31, 1995. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totaling $4.34 million in the nine months ended December 31, 1996, or 49.3% of SG&A expenses, as compared with $3.25 million or 47.2% of

SG&A expenses in the nine months ended December 31, 1995. SG&A expenses in the three months ended December 31, 1996 include costs related to Liberty Medical operations and for market research for its consumer products. The Company expects its marketing costs to increase in the future as a result of the marketing initiatives described above.

         Research and development expenses decreased by 7.3% to $524,000 in the nine months ended December 31, 1996, as compared with $565,000 in the nine months ended December 31, 1995.

         Investment income increased by 11.3% to $690,000 in the nine months ended December 31, 1996, as compared with $620,000 in the nine months ended December 31, 1995, as the Company earned interest on larger average cash balances. Interest expense was $2.07 million in the nine months ended December 31, 1996, as compared $2.00 million in the nine months ended December 31, 1995, as the Company accrued and paid interest expense in both periods on the Hancock Notes.

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

         As of December 31, 1996, working capital was $19.72 million, including cash and cash equivalents of $14.72 million.

         In January 1997, certain officers of the Company purchased in the aggregate 100,000 shares of the Company's common stock on the open market. The purchases were funded by notes made by the officers to the Company.

         In January 1997, PolyMedica Industries, Inc. and PolyMedica Pharmaceuticals (U.S.A.), Inc. each received a waiver from Hancock of certain fiscal 1997 financial covenants set forth in the Note and Warrant Agreement with Hancock with which they were not in compliance as of December 31, 1996.

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

Factors Affecting Future Operating Results

         The Company continues to face many risks and uncertainties which could affect its operating results, including without limitation, those described below as well as those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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


         Competition and Technological Change. The Company is engaged in rapidly evolving and highly competitive fields. The Company competes with numerous companies in the healthcare industry, including Bristol-Myers Squibb which is also the exclusive distributor of the Company's MITRAFLEX(R) product in the United States. Competition from medical device manufacturers, pharmaceutical companies and other competitors is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities, and greater experience in obtaining regulatory approvals and in marketing and distribution of products, than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products on their own or through joint ventures. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed or sold by the Company.

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

                           PART II - OTHER INFORMATION

                           PolyMedica Industries, Inc.


Item 6.          Exhibits and Reports on Form 8-K

         (a)     See Exhibit Index
         (b) There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PolyMedica Industries, Inc.
                                      (registrant)



                                   /s/ Steven J. Lee
                                   Steven J. Lee
                                   President, Chief Executive Officer,
                                   and Director (Principal Executive
                                   Officer)



                                   /s/ Eric G. Walters
                                   Eric G. Walters
                                   Chief Financial Officer, Treasurer,
                                   and Clerk (Principal Financial and
                                   Accounting Officer)





Dated:  February 12, 1997

                                  Exhibit Index

                           PolyMedica Industries, Inc.


Exhibit                            Description


4.14     -       Letter Agreement amending the Note and Warrant Agreement  dated
                 January 23, 1997

10.81    -       Form of Promissory Note made in favor of the Company by certain officers of the Company

27       -       Financial Data Schedule