Form 10-K
period 1997-03-31
POLYMEDICA INDUSTRIES INC
filed 1997-06-27
CIK 878748

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

             The  aggregate   market  value  of  voting  Common  Stock  held  by
nonaffiliates of the registrant was $62,252,000 based on the closing price of the Common Stock as reported by the American Stock Exchange on June 25, 1997.

             The number of shares issued of the registrant's class of Common Stock as of June 25, 1997 was 8,600,741 which includes 158,661 shares held in treasury.

             Documents incorporated by reference: Annual Report to Stockholders for the year ended March 31, 1997--Part II; Proxy Statement for the 1997 Annual Meeting of Stockholders--Part III.

                                                          PART I

Item 1.            BUSINESS

The Company

General

         PolyMedica Industries, Inc. (the "Company") is a leading provider of diabetes, compliance, and urological targeted medical products and services. The Company's products and services are grouped within the following businesses: Diabetes Supplies; Consumer Healthcare, which includes OTC ("over-the-counter") Medical Devices and Urinary Discomfort Products; and Professional Products, which includes Prescription Urologicals and Dressings.

         I.  Diabetes Supplies

         The Company entered the Diabetes Supplies business with its August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty Medical"). Liberty Medical is among the largest patient-focused, direct-mail providers of diabetes supplies to senior citizens covered by Medicare. It serves more than 30,000 patients throughout the United States.

         Liberty Medical is headquartered in Palm City, Florida and was founded in 1989. Liberty Medical is a participating Medicare provider which directly bills and is paid by Medicare and/or the patient's Medi-Gap insurer, rather than the patient. This procedure benefits the patient by assuring automatic and timely delivery of supplies, while avoiding the need for the patient to prepare paperwork and pay the cost of the supplies while awaiting subsequent reimbursement.

         Approximately 16 million people, or roughly 6% of the total United States population, are afflicted with diabetes, with about half of them having actually been diagnosed. Approximately 1.2 million of these patients fall within Liberty Medical's target market of senior citizens using insulin and eligible for Medicare. This patient population is growing rapidly, with more than 650,000 new cases diagnosed each year. Diabetes is a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate production of insulin. Frequent monitoring of blood glucose has been documented as an important part of managing diabetes to help avoid serious medical complications, such as coronary artery disease, glaucoma, and circulatory problems which can lead to limb amputation. The cost to manage diabetes is high; the average person with diabetes spends $1,200 per year on supplies to test and control the disease.

         In addition to the above market, the Company believes that there is significant growth potential for Liberty Medical's products if the reimbursement market expands to include people with diabetes who are non-insulin -dependent. There are current proposals in Congress to people with diabetes who are non-insulin-using under Medicare following a Congressional Budget Office study indicating that improving diabetes coverage in this manner would reduce Medicare expenditures. This change could add an estimated 2 million patients who would qualify to use Liberty Medical's direct-mail system.

         II.  Consumer Healthcare

         The Consumer Healthcare division includes OTC Medical Devices and Urinary Discomfort Products. OTC Medical Devices include products holding the number one private-label market position in digital thermometry and number two overall market position. These products are sold through an extensive network to major retailers, including most of the largest drug store chains and mass merchandisers. Digital thermometry continues to be a growth category through customer expansion and new product introduction.

Urinary  Discomfort  Products  for  women  include  AZO-STANDARD(R),   which  is
currently the number one selling product in a growing market segment.

         III.  Professional Products

Professional Products include Prescription Urologicals and Dressings. Prescription Urologicals include a stable line of branded products such as URISED(R), CYSTOSPAZ(R), ANESTACON(R) and a line of suppositories. Dressings include MITRAFLEX(R) and SPYROFLEX(R) advanced wound care products sold in the professional and OTC markets.

Proposed Sale of Wound Care Business

         The Company has experienced recent decreases in institutional wound dressing sales, due in part to changes in product mix, new competition and reimbursement guidelines for chronic wounds which have resulted in a switch by healthcare providers to more frequent and less costly dressing changes using low technology textile dressings (i.e., gauze and other cotton products).

         In June 1997, the Company and PolyMedica Industries UK, Ltd, a wholly-owned subsidiary of the Company, reported that they had entered into a definitive Asset Purchase Agreement (the "Agreement") with Innovative Technologies Group Plc, a United Kingdom public company ("IT") and certain subsidiaries of IT, relating to the sale of the Company's institutional wound care business (the "Business"). Pursuant to the Agreement, IT will purchase certain assets from the Company for consideration consisting of (i) $9 million in cash, (ii) a $4 million promissory note and (iii) up to $4.5 million of additional contingent consideration. The closing of transactions contemplated by the Agreement is contingent upon the approval of the shareholders of IT and other customary conditions to closing.

Spinoff of CardioTech International, Inc. to the Company Shareholders

         In May 1996, the Company's Board of Directors declared a stock dividend for the purpose of making a distribution (the "Distribution") to the Company's shareholders of all the outstanding shares held by the Company in CardioTech International, Inc. ("CardioTech"), a former subsidiary of the Company. The Company believes that the Distribution qualified as a "tax-free" spinoff under
Section  355 of the  Internal  Revenue  Code of  1986,  as  amended.  CardioTech develops, manufactures and markets polymer products and technologies with particular emphasis on the development of implantable synthetic grafts for a broad variety of applications, including vascular access grafts, peripheral grafts and coronary artery bypass grafts. Certain other technology of the biomaterials business was retained by the Company.

         CardioTech's operations are accounted for as discontinued operations in the Company's statement of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for fiscal 1996 and all previous periods presented. Net sales, operating expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations.

Business Strategies

         Expand leadership position in providing diabetic supplies to senior citizens. Since the August 1996 acquisition of Liberty Medical, the Company has begun its investment in ongoing television advertising to reach the diabetes patient market. The Company believes that this has resulted in a significant sales gain as Liberty Medical has shipped products to a large number of new patients. The Company continues to seek opportunities to deliver new products to a broader customer base by leveraging its efficient, mail-order distribution system and software for billing and customer monitoring. To manage its growth effectively, Liberty Medical continues to expand, upgrade and develop its operations and information systems to continue its high level of customer service.

         Significantly grow the consumer healthcare business. Fueled by the growth in demand for the Company's urinary discomfort products, as well as by the strength of sales of the Company's digital thermometers, the consumer healthcare division achieved a record level of sales in fiscal 1997. Accelerated growth in the consumer healthcare market is a key strategic objective as the Company seeks to leverage leading positions in its core markets of urinary discomfort, digital thermometry and medication compliance products. Increased investments in advertising and new product programs have been put in place to drive growth in this area.

         Acquire complementary businesses. In order to take advantage of economies of scale in production and marketing, the Company seeks to continue to acquire businesses and products which complement the Company's existing product lines. In selecting and evaluating acquisition candidates, the Company examines the potential market opportunities for products that can be distributed through the Company's existing marketing infrastructure by utilizing its strengths in sales, marketing, distribution and marketing.

Existing Products and Services

         Diabetes Supplies. Liberty Medical ships to more than 30,000 customers in the U.S., making it one of the largest diabetic suppliers in the country. It is estimated that 150,000 patients currently receive supplies from mail-order companies similar to Liberty Medical. Liberty Medical sells more than 200 major brands products supplied by Lifescan, Boehringer Mannheim, Bayer and others which address a potential market of more than 1.2 million Medicare-eligible seniors with diabetes. These products include glucose test strips and monitors, lancets, insulin, syringes and other products. Sales of glucose test strips represented 24.0% of the Company's consolidated revenues for the fiscal year ended March 31, 1997.

         Consumer  Healthcare   Products.   The  Company's  consumer  healthcare
products include thermometers and pediatric products, and are marketed in conjunction with a line of non-prescription urological drugs. The Company sells digital, basal and glass thermometers and 40 other home-use diagnostic and compliance products. The Company custom manufactures and/or distributes its other consumer healthcare products under the brand names of BASIS, MEDI-AID, and PeeDee Dose.

         The Company's principal non-prescription urological product is AZO-STANDARD. In fiscal 1995, the Company introduced into the retail market, AZO-CRANBERRY, an internally developed dietary supplement used for urinary tract discomfort. This is the first expansion of the AZO-STANDARD family of products.

         Items in the Company's consumer healthcare product line are either manufactured by the Company or by others to the Company's specifications or are purchased by the Company for resale. In addition, the Company provides private label products for many national retailers. The Company's major customers in the United States include most of the top pharmacy chains, major supermarkets and mass merchandisers, including CVS, Eckerd, Rite-Aid and Walgreen Co. as well as the four largest drug wholesalers. The Company's consumer products are sold in retail pharmacies in the beauty aid, cough and cold, baby and incontinence skin care sections.

         The Company markets a line of thermometers which includes products with traditional mercury and digital displays. Sales of the Company's glass and digital thermometers, both branded and private label represented 12.6%, 14.9%, and 12.2% of the Company's consolidated revenues for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company has the number one private-label market thermometer position and number two overall market position.

          Professional   Products.   The   Company   also  offers  a  family  of
prescription   products  designed  to  treat  urinary  tract  discomfort  by relieving pain, burning and a feeling of urgency. The Company's prescription pharmaceuticals include analgesics, antispasmodics and antiseptics primarily used to treat urinary tract discomfort and relieve the associated symptoms. The Company's prescription-branded drugs include URISED, CYSTOSPAZ, ANESTACON and B&O SUPPRETTES. The Company's retail distribution network includes the four largest drug wholesalers in the United States.

         MITRAFLEX and SPYROFLEX both provide a moist microenvironment for healing through their moisture vapor transport capability and absorb varying types and amounts of exudate. The Company believes that these products reduce the formation of scabs and resultant scarring, provide a barrier against bacteria, speed healing, reduce pain and are easy to apply and remove, and that these attributes are beneficial to patients and attractive to healthcare providers. As described above, the Company has signed an agreement to sell its institutional wound care business of which these products are a part.

         ChronoSphere. The Company's ChronoSphere products are microparticulate entrapment systems containing active ingredients intended as topical control delivery systems. In the pharmaceutical and personal care industries, entrapment of active ingredients can have a number of beneficial effects, including sustaining the topical effectiveness of ingredients, reducing irritation, permitting liquids to be handled as solids, extending shelf life and overcoming product incompatibilities. In fiscal 1994, Avon Products, Inc. ("Avon") introduced the Company's ChronoSphere polymer technology in Avon's "ANEW Perfect Foundation." The ChronoSphere microparticulates are used as part of a time-release delivery system for skin moisturizers.

Products Under Development

         Thermometry is a target area for growth and plans to strengthen its branded position through new product introductions and marketing programs are underway.

         After a year of extensive investigation and patent engineering, the Company is introducing a "Flexible-Tip Digital Thermometer with Fever Alarm(TM)" to be available for this year's cough and cold season. This unique thermometer offers a comfortable flat tip and soft flexible probe designed to provide gentle care for children and ease of reading. It also has an exclusive Fever Alarm feature to alert parents to an elevated temperature.

Major Customers

         For the fiscal year ended March 31, 1996, total revenues from Mylan Laboratories, Inc. ("Mylan"), McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company and Bristol-Myers Squibb were 12.9%, 11.7%, 10.8%, and 11.2%, respectively, of total consolidated revenues. In the fiscal year ended March 31, 1995, total revenues, including certain one-time fees received from a company formerly owned by Merck and presently owned by Bristol-Myers Squibb, represented 16.6% of total consolidated revenues. In the fiscal year ended March 31, 1995, total revenues from McKesson and Mylan comprised 10.9% and 11.0%, respectively, of total consolidated revenues.

Patents and Trade Secrets

         With respect to the Company's wound care business described above, the Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner of five United States patents relating to its wound dressing technology and controlled delivery systems and the co-owner of one United States patent relating to biodurable polyurethane technology. The Company has filed applications for additional patents in the United States and European jurisdictions, which are currently pending. It is expected that these patents and trade secrets will be assigned to the buyer in connection with the proposed sale of the wound care business.

Manufacturing

         The Company's polymer-based wound care medical devices and Chronosphere products are manufactured at the Company's facilities. The Company's pharmaceutical products are currently manufactured in-house and by others on its behalf. The Company purchases a majority of its consumer healthcare products from other manufacturers.

         This year marked the culmination of several years of planning with the launch of in-house pharmaceutical production at the Woburn facility. By April 1997, all of the steps to validate, manufacture and sell products made at the Woburn site were completed. With receipt of an FDA Establishment

Registration Number, in-house manufacturing is now underway for several established products, including AQUACHLORAL(R), B&O(R) and URISED(R). The Company's state-of-the-art automated suppository machine forms, fills and seals automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency.

Government Regulation

The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States, the United Kingdom and other countries, and may become subject to the regulations of additional countries. The Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. Products that the Company may develop in the future may require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

         The FDA and other regulatory agency requirements for manufacturing, product testing and marketing can vary depending upon whether the product is a medical device or a drug. Sales of the Company's products outside of the United States are subject to foreign regulatory requirements that may vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA, and clearance or approval or other product requirements may differ. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to numerous federal, state and local laws relating to such matters as controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, the Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota and record keeping and reporting requirements. The Company currently markets two prescription drug products containing controlled drug subjects, and therefore is subject to the DEA regulatory requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulations by the Federal Trade Commission. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

Competition

         The Company is engaged in rapidly evolving and highly competitive fields. Many major pharmaceutical, medical product and personal care companies in the United States and abroad seek to develop competitive products. Competition from medical device manufacturers, pharmaceutical companies and others is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities and experience in obtaining regulatory approvals, as well as in the marketing and distribution of products, than the Company.

         In the diabetes supply market, Universal Self Care, Inc. and Transworld Home Healthcare, Inc., are publicly-held companies which compete with Liberty Medical in the mail-order supply business. There are several smaller privately-held companies which also compete in this market.

         In the consumer healthcare products market, the Company competes with various other suppliers for retail shelf space and consumer purchase. While there are numerous companies that manufacture and market consumer healthcare products, the Company believes that no single company is readily identifiable by consumers as a maker of products which attempt to detect or monitor medical problems in the home. The Company believes that it offers consumers practical, easy-to-use products at reasonable prices. In the urinary discomfort category, the Company's AZO-STANDARD urinary analgesic is one of the category leaders. Competitors include Numark Laboratories, Inc. (Cystex) and Breckenridge Pharmaceutical, Inc. (Prodium) and Johnson & Johnson (Uristat).

         In the professional market, numerous pharmaceutical companies develop and market prescription products which compete with the Company's products on a branded and generic basis. The Company's principal branded competitors include:
Astra USA, Inc. (Xylocaine vs. ANESTACON), G & W Labs, Inc.(chloral hydrate vs. AQUACHLORAL), Parke-Davis, a division of Warner-Lambert Co., (Pyridium vs. URISED), Schwarz-Pharma (Levsin line vs. CYSTOSPAZ line) and Wyeth-Ayerst Laboratories, a division of American Home Products Corp. (belladonna and opium vs. B&O SUPPRETTES).

Employees

         As of March 31, 1997, the Company had 196 full-time employees. The Company expects to employ additional personnel as it expands its operations. The Company believes that its relations with its employees are good.

Item 2.            PROPERTIES

         The Company's facilities are located in Woburn, Massachusetts; Palm City and Stuart, Florida; Golden, Colorado; and Tarvin, Cheshire, UK. The Company's corporate headquarters is located in Woburn in a 60,000 square foot facility which the Company owns. The Company also leases approximately 25,000 square feet at its facilities in Palm City and Stuart, Florida and approximately 30,000 square feet at its Golden, Colorado facility and approximately 12,000 square feet at its United Kingdom facility.

         A portion of the Golden facility and the Tarvin facility relate to the Company's wound care business and will be transferred to the proposed buyer for that business.

         The Company believes that its current and new facilities will be adequate for its current and anticipated needs.

Item 3.            LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

                   Name        Age                 Position


Steven J. Lee................  50     Chairman and Chief Executive Officer

Arthur A. Siciliano, Ph.D....  54     President; President, PolyMedica
                                         Pharmaceuticals (U.S.A.), Inc.
Eric G. Walters..............  45     Chief Financial Officer, Treasurer and
                                         Clerk
Randy M. Sloan...............  40     Vice President of Marketing; Group
                                         Executive, PolyMedica Healthcare, Inc.
                                            and PolyMedica Wound Care Company
Mark A. Libratore............  46     Vice President; President, Liberty Medical
                                         Supply, Inc.
Andrew M. Reed, Ph.D.........  44     Vice President;  President, PolyMedica
                                         Wound Care Company
Robert J. Zappa..............  53     Vice President; President, PolyMedica
                                         Healthcare, Inc.

         Mr. Lee has been Chairman of the Company since June 1996 and Chief Executive Officer and a director of the Company since May 1990. Mr. Lee served as President of the Company from May 1990 through June 1996. From March 1990 to May 1990, Mr. Lee was a Manager in the Mergers and Acquisitions practice at Coopers & Lybrand. From November 1987 to March 1990, Mr. Lee was President and a director of Shawmut National Ventures, the venture capital division of Shawmut Bank,N.A. From 1984 to 1986, he was President, Chief Executive Officer and a director of RepliGen Corporation, a biotechnology company. Mr. Lee also spent eleven years in venture capital as President of Venture Management Advisors and at Bankers Trust Company. Mr. Lee currently serves as a director of Commonwealth BioVentures, Inc. and Fibersense Technology Company.

         Dr. Siciliano has been President of the Company since June 1996, Executive Vice President since July 1994, Senior Vice President since January 1993, Vice President, Pharmaceutics of the Company since July 1991 and served as Vice President, Manufacturing from June 1990 to July 1991.

From the Company's inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

         Mr. Walters joined the Company in August 1990 as Chief Financial Officer and Treasurer. From 1987 to 1990, Mr. Walters served in various positions at John Hancock Capital Growth Management, Inc., most recently as Assistant Treasurer. From 1983 to 1987, Mr. Walters served as Controller of Venture Founders Corporation and from 1979 to 1983, he was employed at Coopers & Lybrand, most recently as an Audit Supervisor. Mr. Walters is a Certified Public Accountant.

         Mr. Sloan has served as Vice President of Marketing of the Company since October 1996 and Group Executive since March 1997. From 1984 to 1996, Mr. Sloan served in various positions at Ciba Self-Medication, Inc., a division of Ciba-Geigy, most recently as Vice President of Marketing. From 1980-1984, Mr. Sloan was employed at Colgate Palmolive Company, most recently as a Product Manager in their Household Products Group. Mr. Sloan holds an M.B.A. from the University of Chicago and a B.S. in Finance and Accounting from the University of Pennsylvania.

         Mr. Libratore has served as President of Liberty Medical Supply, Inc. since 1989. He has managed this business from its inception. Mr. Libratore has 23 years of medical experience and has been a respected member of the medical community for many years. Mr. Libratore is a graduate of the Hartford Hospital
School  of  Respiratory   Therapy  of  the  University  of Connecticut.

         Dr. Reed has been a Vice President of the Company since June 1996 and was named President of PolyMedica Wound Care Company in January 1993. He previously served as General Manager, Wound Care Operations since June 1992 and before that as Vice President, Research and Development of the Company since September 1990. From 1982 to 1990, Dr. Reed served as the Director of Research and Development for Matrix Membranes, Inc. Prior to 1982, Dr. Reed held various positions with Mitral Medical, Inc., a Canadian subsidiary of Matrix Membranes, Inc. ("Mitral Medical"), Millipore Corporation and Imperial Chemical Industries PLC (ICI). He is the inventor of the MITRAFLEX wound dressing and co-inventor of a family of biocompatible polyurethanes.

         Mr. Zappa has been a Vice President of the Company since June 1996 and was named President of PolyMedica Healthcare, Inc. in September 1992. He has over 25 years of experience in all aspects of sales and distribution. Mr. Zappa served as President, Chief Operating Officer and Director of American CDI, Inc. from June 1991 to September 1992. From 1981 until November 1988, he was President and Chief Executive Officer of R. J. Zappa Distributing, Inc. ("RJZ Dist."), a distributor of home appliances, personal care products and electronics. Mr. Zappa sold all of the shares of RJZ Dist. to JRE Holdings Co. ("JRE") in November 1988. Mr. Zappa remained as President of the wholly-owned subsidiary, RJZ Dist., until April 1990. JRE filed a bankruptcy petition under Chapter 11 in April 1990 and under Chapter 7 in September 1990. Prior to 1982, Mr. Zappa was Vice President and Partner in a privately held distribution company from 1975 to 1982.
                                        9

                                                          PART II

Items 5-8.


         The information required by Items 5 through 8 in this Annual Report on Form 10-K is incorporated by reference from certain sections of the Company's Annual Report to Shareholders, the relevant portions of which are included in
Exhibit 13 to this Annual Report on Form 10-K. Such information is contained in the sections of the Annual Report to Shareholders entitled "Corporate Information", "Selected Consolidated Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements.


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.

                                                         PART III

Items 10-13.

     The information required for Part III in the Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership and Certain Beneficial Owners and Management," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                                          PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Annual Report on Form 10-K.

   1. The following Financial Statements and other sections shown below are filed as part of the Company's Annual Report to Shareholders.
          Such Financial Statements are incorporated herein by reference.

                             Consolidated Balance Sheets as of
                             March 31, 1997 and 1996

                             Consolidated Statements of Operations
                             for the years ended March 31, 1997,
                             1996, and 1995

                             Consolidated Statements of Shareholders'
                             Equity for the years ended March 31, 1997, 1996, and 1995

                             Consolidated Statements of Cash Flows
                             for the years ended March 31, 1997,
                             1996, and 1995

                             Notes to Consolidated Financial Statements

                             Report of Independent Accountants

    2. All schedules are omitted because the required information is either inapplicable or is presented in the consolidated financial statements or related notes thereto.

                     3.      The   Exhibits   listed   in  the   Exhibit   Index
                             immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.


            (b) There were no Current Reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.
                                            -------------------------------

The following trademarks are used in this Annual Report on Form 10-K:

MITRAFLEX, SPYROFLEX, ChronoSphere, BASIS, PeeDee Dose, MEDI-AID, URISED, CYSTOSPAZ, ANESTACON, AZO-STANDARD, AZO-CRANBERRY, B&O, SUPPRETTES, and AQUACHLORAL are registered trademarks of PolyMedica Industries, Inc. Fever Alarm is a trademark of PolyMedica Industries, Inc. WEBCON is a trademark of Alcon. ANEW is a trademark of Avon Products, Inc. Uristat is a registered trademark of Ortho Pharmaceutical Corp., a division of Johnson & Johnson. Xylocaine is a registered trademark of Astra USA, Inc. Pyridium is a registered trademark of Parke-Davis, a division of Warner-Lambert Co. Levsin is a registered trademark of Schwarz-Pharma, Inc. Cystex is a trademark of Numark Laboratories, Inc. Prodium is a trademark of Breckenridge Pharmaceutical, Inc.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 26, 1997                  POLYMEDICA INDUSTRIES, INC.



                                       By:   /s/ Steven J. Lee
                                            Steven J. Lee
                                            Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  June 26, 1997                   /s/ Steven J. Lee
                                        ------------------
                                        Steven J. Lee
                                        Chairman, Chief Executive Officer and
                                        Director
                                       (Principal Executive Officer)



Dated:  June 26, 1997                   /s/ Eric G. Walters
                                        --------------------
                                        Eric G. Walters
                                        Chief Financial Officer, Treasurer and
                                        Clerk
                                       (Principal Financial and Accounting
                                        Officer)



Dated:  June 26, 1997                  /s/ Richard H. Bard
                                       -------------------
                                       Richard H. Bard
                                       Director



Dated:  June 26, 1997                  /s/ Frank W. LoGerfo
                                       ---------------------
                                       Frank W. LoGerfo
                                       Director

Dated:  June 26, 1997                  /s/ Daniel S. Bernstein
                                       ------------------------
                                       Daniel S. Bernstein
                                       Director



Dated:  June 26, 1997                  /s/ Marcia J. Hooper
                                       ---------------------
                                       Marcia J. Hooper
                                       Director



Dated:  June 26, 1997                  /s/ Thomas S. Soltys
                                       ---------------------
                                       Thomas S. Soltys
                                       Director



Dated:  June 26, 1997                  /s/ Peter K. Hoffman
                                       ---------------------
                                       Peter K. Hoffman
                                       Director

                                       Exhibit Index


The following exhibits are filed as part of this Annual Report on Form 10-K.


           Exhibit                     Description
           Number

             2.1   -  Stock Purchase  Agreement, dated  as  of  August 30, 1996, among the Registrant, Liberty Medical Supply, Inc., and the Shareholders of Liberty Medical Supply, Inc. (19)
             2.2   -  Amendments  dated March 26, 1997, to the Stock  Purchase
                      Agreement dated as of August 30, 1996, among the Registrant, Liberty Medical Supply, Inc. and the Shareholders of Liberty Medical Supply, Inc.
             2.3   -  Asset  Purchase  Agreement  dated as of June 23, 1997 by and among the Registrant, PolyMedica Industries UK, Ltd., Innovative Technologies Limited, Innovative Technologies
                      (US) Inc., and Innovative Technologies
                      Group Plc.
             3.1   -  Restated Articles of Organization of the Company. (1)
             3.2   -  Amended and Restated By-Laws of the Company. (14)
             4.1   -  Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)
             4.2   -  Note and  Warrant  Agreement  dated  January 26, 1993  and
                      $25,000,000 10.65% Guaranteed Senior Secured Notes due January 31, 2003 of PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Pharmaceuticals (Puerto Rico), Inc. and Warrant for 500,000 (subject to adjustment) shares of Common Stock, $0.01 per value, of the Registrant. (6)
             4.3   -  Letter  Agreement, Note  Guarantee and Security Agreement,
                      all dated April 27, 1993, by and among the Registrant, PolyMedica Pharmaceuticals (U.S.A.), Inc., PolyMedica Pharmaceuticals (Puerto Rico), Inc.,PolyMedica Securities, Inc., PolyMedica Pharmaceuticals Securities, Inc. and the John Hancock Mutual Life Insurance Company. (9)
             4.4   -  Letter  Agreement  amending the Note and Warrant Agreement dated June 15, 1993. (9)
             4.5   -  Letter  Agreement  amending the Note and Warrant Agreement dated March 29, 1994. (10)
             4.6   -  Letter  Agreement  amending the Note and Warrant Agreement dated June 17, 1994. (10)
             4.7   -  Letter  Agreement  amending the Note and Warrant Agreement dated June 30, 1994. (11)
             4.8   -  Letter  Agreement  amending the Note and Warrant Agreement dated October 27, 1994. (12)
             4.9   -  Letter  Agreement  amending the Note and Warrant Agreement dated June 27, 1995. (14)

      Exhibit                          Description
      Number

             4.10  -  Letter  Agreement  amending the Note and Warrant Agreement dated October 18, 1995 (15)
             4.11  -  Letter  Agreement  amending the Note and Warrant Agreement dated June 19, 1996. (18)
             4.12  -  Letter  Agreement  amending the Note and Warrant Agreement dated August 2, 1996. (20)
             4.13  -  Letter  Agreement  amending the Note and Warrant Agreement dated October 30, 1996 (20)
             4.14  -  Letter  Agreement  amending the Note and Warrant Agreement dated January 23, 1997 (21)
            10.1   -  Supply-Requirements  Contract   and  Licensing  Agreement,
                      dated  January  1,  1990,  by  and  between  Calgon Vestal
                      Laboratories, a division of Calgon Corporation, and Matrix
                      Membranes, Inc., assigned to the Company on June 15, 1991, and December 5, 1991. (1)(22)
            10.2   -  Supply Requirements and Licensing Agreement dated November
                      30, 1992  between   Calgon  Vestal  Laboratories  and  the
                      Registrant. (9)(22)
            10.3   -  Distributorship Agreement, dated as of January 1, 1992 by and  between  CV  Laboratories  Ltd. and  the  Company, as amended  by  letter agreement dated as of January 7, 1992.
                      (1)(22)
            10.4   -  License Agreement,  dated February 9, 1990, by and between
                      Laboratoires de Therapeutique Moderne, S.A. and PolyMedica
                      Industries UK, Ltd. (formerly Beam Tech Ltd). (1)(22)
            10.5   -  Supply Agreement, dated March 15, 1990, by and    between
                      Laboratoires  de  Therapeutique Moderne, S.A. and
                      PolyMedica
                      Industries UK, Ltd. (formerly Beam Tech Ltd). (1)(22)
            10.6   -  Distributorship Agreement, dated as of December 21, 1990, by and between Cellife SRL and PolyMedica Industries UK,
                      Ltd. (formerly Beam Tech Ltd). (1)(22)
            10.7   -  Distributorship  Agreement,  dated  as of June 25, 1991 by
                      and  between   Internationale   Verbandstoff - Fabrik  and
                      PolyMedica  Industries  UK, Ltd. (formerly Beam Tech Ltd).
                      (1)(22)
            10.8   -  Distributorship Agreement, dated as of January 13,1992, by and between Rauscher & Co. and the Company. (1)(22)
            10.9   -  Distributorship Agreement, dated as of December 20, 1991, by and between MicroBiomedics, Inc. and the Company. (1)
                      (22)
            10.10  -  Development Agreement, dated as of October 4, 1990, by and between  C.R. Bard,  Inc.  and  the Company, as amended by letter agreement dated August 12, 1991. (1)(22)
            10.11  -  Development Agreement dated as of November 1, 1991, by and between Brooks Industries, Inc. and the Company. (1)(22)
            10.12  -  1990 Stock Option Plan, as amended. (14)
            10.13  -  1992 Employee Stock Purchase Plan, as amended. (14)
            10.14  -  1992 Directors' Stock Option Plan, as amended. (10)
            10.15  -  Rights  Agreement  dated  as  of  January  23, 1992 by and between the Company and the First National Bank of Boston.
                      (3)

      Exhibit                          Description
      Number

            10.16  -  Secured Promissory Note, dated June 11, 1991, executed by the Company and delivered to the Flagship Bank and Trust Company. (1)
            10.17  -  Employment  Agreement  by  and  between the Registrant and
                      Steven J. Lee dated May 16, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991.(1)(24)
            10.18  -  Letter  agreement  amendment by and between the Registrant and Steven J. Lee dated April 3, 1996. (17)(24)
            10.19  -  Letter agreement  amendment  by and between the Registrant and Dr. Andrew M. Reed dated April 3, 1996. (17)(24)
            10.20  -  Employment Agreement by and between the Registrant and Dr.
                      Arthur A. Siciliano dated September 1, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991.
                      (1)(24)
            10.21  -  Employment Agreement by and between the Registrant and Dr.
                      Andrew M. Reed dated September 1, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991.
                      (1)(24)
            10.22  -  Employee  Stock  Purchase  Agreement  by  and  between the
                      Registrant and Steven J. Lee dated May 16, 1990, as amended. (1)(24)
            10.23  -  Letter  agreement  amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 3, 1996. (17)(24)
            10.24  -  Letter  agreement  amendment by and between the Registrant and Robert J. Zappa dated April 3, 1996. (17)(24)
            10.25  -  Stock  Restriction Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended. (1)
            10.26  -  Employee  Stock  Purchase  Agreement  by  and  between the
                      Registrant and Andrew M. Reed dated September 1, 1990, as amended. (1)
            10.27  -  Lease  Agreement,  dated  June  23,  1989,  by and between
                      Robert Andrew Chilton and a subsidiary of the Registrant, as amended, for industrial space in Cheshire County, England. (1)
            10.28  -  Option Agreement dated as of October 19, 1990 by and among certain Shareholders of Beam Tech Ltd named therein, as amended by supplemental Deeds dated as of December 6, 1990. (1)
            10.29  -  Sublease  dated  February  10,  1992  by and between Ampex
                      Corporation and the Registrant. (1)
            10.30  -  Supply Agreement, dated as of May 27, 1992, by and between
                      Medtronic, Inc. and the Company. (2)(22)
            10.31  -  Employment  Agreement  by  and  between the Registrant and
                      Eric G. Walters dated June 1, 1991 as amended by letter agreement dated December 5, 1991. (9)(24)
            10.32  -  Letter  agreement  amendment by and between the Registrant and Steven J. Lee dated March 18, 1993. (9)(24)
            10.33  -  Letter  agreement  amendment by and between the Registrant and Eric G. Walters dated April 3, 1996. (17)(24)
            10.34  -  Letter agreement  amendment  by and between the Registrant and Dr. Arthur A. Siciliano dated March 18, 1993. (9)(24)
            10.35  -  Letter agreement amendment by and between the Registrant and Dr. Andrew M. Reed dated March 18, 1993. (9)(24)

      Exhibit                          Description
      Number

            10.36  -  Letter  agreement  amendment by and between the Registrant and Eric G. Walters dated March 18, 1993. (9)(24)
            10.37  -  License and Supply Agreement dated as of December 22, 1992 between Dow B. Hickam, Inc. and the Registrant. (9)(22)
            10.38  -  Exclusive  Distribution Agreement dated September 28, 1992
                      between   Hisamitsu  Pharmaceutical   Co.,  Inc.  and  the
                      Registrant. (9)(22)
            10.39  -  Development, Supply and License Agreement dated November
                      11, 1992 between Bard Access Systems, Inc. and the
                      Registrant. (9)(22)
            10.40  -  Letter  Agreement  dated  July  15 ,  1993  between  Alcon
                      Laboratories Inc. and the Registrant. (7)
            10.41  -  Purchase   and   Sale   Agreement  between  Allstate  Life
                      Insurance  Company  as  Seller  and PolyMedica Industries,
                      Inc. as Buyer as of August 13, 1993. (8)
            10.42  -  Letter  agreement  amendment by and between the Registrant and Steven J. Lee dated March 31, 1994. (10)(24)
            10.43  -  Letter agreement  amendment  by and between the Registrant and Dr. Arthur A. Siciliano dated March 31, 1994.(10)(24)
            10.44  -  Letter  agreement  amendment by and between the Registrant and Dr. Andrew M.  Reed dated March 31, 1994. (10)(24)
            10.45  -  Letter agreement amendment by and between the Registrant and Eric G. Walters dated March 31, 1994. (10)(24)
            10.46  -  Employment  Agreement between the Registrant and Robert J.
                      Zappa  dated  August  23 ,  1992 ,  as  amended  by letter agreement  dated  March  18, 1993, and  further amended by letter agreement dated March 31, 1994. (10)(24)
            10.47  -  Mortgage,  Assignment  of  Leases  and  Rents and Security
                      Agreement  between  PolyMedica  Pharmaceuticals  (U.S.A.),
                      Inc. and John Hancock Mutual  Life Insurance Company dated
                      May 31, 1994. (10)
            10.48  -  Processing  Agreement  dated  December  11,  1992, by  and between the Registrant and Alcon  (Puerto Rico)  Inc. (10)
                      (22)
            10.49  -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon Laboratories, Inc. (10)
                      (22)
            10.50  -  Letter  Agreement  dated  March  25,  1994  between  Alcon
                      (Puerto Rico) Inc. and the Registrant. (10)
            10.51  -  Amendment  dated  November 2, 1994, to Supply-Requirements and  License  Agreement  dated  November 30, 1992, between
                      PolyMedica    Industries,    Inc.   and    Calgon   Vestal
                      Laboratories, Inc. (13)
            10.52  -  Letter  Agreement  amendment by and between the Registrant and Steven J. Lee dated April 11, 1995. (14) (24)
            10.53  -  Amended   and  Restated   License  Agreement  between  the
                      Registrant and CardioTech dated May 13, 1996. (17)
            10.54  -  Letter  Agreement  amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 11, 1995. (14)(24)
            10.55  -  Letter Agreement amendment by and between the Registrant and Dr. Andrew M. Reed dated April 11, 1995. (14) (24)
            10.56  -  Letter  Agreement  amendment by and between the Registrant and Eric G. Walters dated April 11, 1995. (14) (24)

      Exhibit                          Description
      Number

            10.57  -  Letter Agreement amendment by and between the Registrant and Robert J. Zappa dated April 11, 1995. (14) (24)
            10.58  -  1996 Executive Incentive Compensation Plan (14) (22) (24)
            10.59  -  Amendment  to  the  Lease  Agreement by and between Robert
                      Andrew Chilton and a subsidiary of the Registrant. (14)
            10.60  -  Letter Agreement to the Lease Agreement, dated February
                      16, 1995, by and between Robert W. Murray, Trustee of
                      Constitution Park Trust Three and the Registrant for
                      offices and laboratory space in Woburn, Massachusetts.(14)
            10.61  -  Letter  Agreement  dated  February 2, 1995,  amending  the
                      Processing  Agreement dated December 11, 1992, by and
                      between the Registrant and Alcon (Puerto Rico), Inc. (14)
                      (22)
            10.62  -  Letter  Agreement  dated   May  3 ,  1995 ,  amending  the
                      Processing  Agreement  dated  December 11, 1992 ,  by  and between  the Registrant and Alcon (Puerto Rico), Inc. (14)
                      (22)
            10.63  -  Construction  Agreements  dated  March  1,  1994, June 15,
                      1994,  and  September  28 ,  1994 ,  by  and  between  the
                      Registrant and Execuspace Construction Corp. (14)
            10.64  -  Construction Agreements dated June 6, 1994, and October
                      13, 1994, by and between the Registrant and Commercial Air
                      Control, Inc. (14)
            10.65  -  Letter Agreement, dated March 20, 1995, by and between the
                      Registrant and Alcon Laboratories, Inc. (15)
            10.66     - License  Agreement,  dated March 30,  1994,  between the
                      Registrant as Licensor and PolyMedica Industries UK, Ltd.,
                      as Licensee (15)
            10.67  -  Form  of  Warrant issued  by  the  Registrant  to the John
                      Hancock Mutual Life Insurance Company (17)
            10.68     - Form  of  Promissory  Note,  dated  December  13,  1994,
                      executed  by  certain   officers  and   delivered  to  the
                      Registrant (15)
            10.69  -  Form of  Jefferies  & Company,  Inc. and Rodman & Renshaw,
                      Inc. Warrant (15)
            10.70  -  Form  of  Promissory  Note made in favor of the Company by certain officers of the Company (21)
            10.71  -  Employment  Agreement  between the Registrant and Randy M.
                      Sloan dated October 1, 1996 (24)
            10.72  -  1998 Executive Incentive Compensation Plan (23) (24)
            10.73  -  Employment  Agreement  between  the Registrant and Mark A.
                      Libratore  dated   August   30,   1996,  incorporated   by
                      reference as Exhibit D1 to the Stock Purchase Agreement dated August 30, 1996 among the Registrant, Liberty
                      Medical  Supply, Inc.,  and  the  Shareholders  of Liberty
                      Medical Supply, Inc. (19)
            10.74  -  Amendment  No. 1 to  the  Employment Agreement between the
                      Registrant and Mark A. Libratore dated March 26, 1997, incorporated by reference into Amendments dated as of August 30, 1996, among the Registrant, Liberty Medical
                      Supply,  Inc. and  the  Shareholders  of  Liberty  Medical
                      Supply, Inc.

            13     -  Annual Report to Shareholders for the year ended March 31,
                      1997, which  shall  not  be deemed to be "filed" except to
                      the   extent   that   portions   thereof   are   expressly
                      incorporated  by reference  in  this Annual Report on Form
                      10-K.
            21     -  Subsidiaries of the Registrant
            23.1   -  Consent of Coopers & Lybrand L.L.P.
            27     -  Financial Data Schedule
---------------------

 1 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-45425).

 2 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 filed June 26, 1992.

 3 Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 13, 1992.

 4 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 filed August 13, 1992

 5 Incorporated herein by reference to the Company's Current Report on Form 8-K filed December 26, 1992, as amended by Amendment No. 1 on Form 8 filed February 24, 1993.

 6 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 filed February 13, 1993.

 7 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed August 13, 1993.

 8 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed November 9, 1993

 9 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, filed June 25, 1993.

10 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, filed June, 29, 1994.

11 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994.

12 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed October 31, 1994.

13 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed February 2, 1995.

14 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995.

15 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97872).

16 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, filed February 9, 1996.

17 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996.

18 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.

19 Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 13, 1996.

20 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 13, 1996.

21 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, filed February 13, 1997.

22          Confidential treatment granted as to certain portions.

23 Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

24 Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.