Form 10-Q
period 1997-06-30
POLYMEDICA INDUSTRIES INC
filed 1997-07-31
CIK 878748

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

         The number of shares outstanding of the registrant's class of Common Stock as of July 25, 1997 was 8,495,641 which includes 158,661 shares held in treasury.

                           POLYMEDICA INDUSTRIES, INC.
                                TABLE OF CONTENTS

                                                                           Page

PART I  -         FINANCIAL INFORMATION

Item 1  -         Unaudited Financial Statements

                  Consolidated balance sheets at
                           June 30, 1997 and March 31, 1997                 2

                  Consolidated statements of operations
                           for the three months ended June 30, 1997
                           and June 30, 1996                                4

                  Consolidated statements of cash flows
                           for the three months ended June 30, 1997
                           and June 30, 1996                                5

                  Notes to consolidated financial statements                6

Item 2  -         Management's discussion and analysis of financial
                  condition and results of operations                       8

PART II -         OTHER INFORMATION

Item 6  -         Exhibits and Reports on Form 8-K                         16

Signatures                                                                 17

Exhibit Index                                                              18

                         PART I - FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements


                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                    June 30,          March 31,
                                                      1997              1997
                                                  (unaudited)

ASSETS


Current assets:
    Cash and cash equivalents                     $  8,155             $11,028
    Accounts receivable -- trade (net of
      allowance for doubtful accounts of
      $756 and $538 as of June 30 and March 31,
      1997, respectively)                           11,246               6,202
    Inventories                                      5,262               5,481
    Prepaid expenses and other
      current assets                                 2,669               1,478
                                                  --------            --------

             Total current assets                   27,332              24,189

Property, plant, and equipment, net                  6,586               6,271
Intangible assets, net                              41,587              42,024
Deferred tax asset                                     629               1,133
Other assets, net                                    2,623               1,616
                                                  --------            --------

             Total assets                          $78,757             $75,233
                                                    ======              ======






















   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                   June 30,           March 31,
                                                     1997               1997
                                                 (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable -- trade                     $  3,250             $ 2,982
    Accrued expenses                                 5,632               3,403
    Senior debt and notes payable                    2,658               2,658
                                                   -------             -------

         Total current liabilities                  11,540               9,043

Senior debt and notes payable, net                  22,840              22,818
                                                   -------              ------

         Total liabilities                          34,380              31,861

Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding           --                  --
    Common stock, $.01 par value; 20,000,000
       shares authorized, 8,606,778 and 8,583,001
       issued as of June 30 and March 31, 1997,
       respectively                                     86                  86
    Treasury stock, at cost, (158,661 and 172,559
       shares as of June 30 and March 31, 1997,
       respectively)                                  (990)             (1,115)
    Additional paid-in capital                      53,371              53,338
    Accumulated deficit                             (6,952)             (7,783)
    Notes receivable from officers                    (898)               (929)
    Currency translation adjustment                   (240)               (225)
                                                   -------             -------

         Total shareholders' equity                 44,377              43,372
                                                    ------              ------

         Total liabilities and
            shareholders' equity                   $78,757             $75,233
                                                    ======              ======
















  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                  Three Months Ended June 30,
                                                    1997                1996
                                                 ---------           ---------

Revenues:

    Net product sales                             $13,958             $  4,825
    Royalties, exclusivity, development
       and license fees                                --                  168
                                                   ------               ------
                                                   13,958                4,993

Cost of product sales                               6,728                1,827
                                                   ------               ------

Total revenues, less cost of product sales          7,230                3,166

Operating expenses:
    Selling, general, and administrative            5,288                2,147
    Research and development                          123                  120
                                                   ------               ------
                                                    5,411                2,267
                                                   ------               ------

Income from operations                              1,819                  899

Other income and expense:
    Investment income                                 139                  283
    Interest expense                                 (698)                (681)
                                                   ------               ------
                                                     (559)                (398)

Income before income taxes                          1,260                  501
Income tax provision                                  429                   15
                                                   ------               ------

Net income                                       $    831              $   486
                                                   ======               ======


Net income per common share                      $    .09              $   .06
                                                   ======               ======

Weighted average number of
    common shares outstanding (thousands)           9,021                8,480
















  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POLYMEDICA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)


                                                   Three Months Ended June 30,

                                                    1997                 1996
                                                  --------             -------
Operating activities
    Net income                                    $   831              $   486
    Adjustments to reconcile net income to
      net cash flows
       from operating activities:
         Depreciation and amortization              1,111                  667
         Deferred income taxes                        504                   --
         Provision for bad debts                      216                   --
         Provision for sales allowances               334                  214
         Changes in assets and liabilities:
             Accounts receivable--trade            (5,695)                (267)
             Inventories                              220                  (95)
             Prepaid expenses and other assets       (142)                (518)
             Accounts payable--trade                  266                 (363)
             Accrued expenses                       2,184                 (672)
                                                   ------               ------

               Total adjustments                   (1,002)              (1,034)
                                                   ------               ------

               Net cash flows from operating
                 activities                          (171)                (548)
                                                   ------               ------


Investing activities
    Spinoff of CardioTech International, Inc.          --               (3,830)
    Direct-response advertising                    (2,305)                  --
    Purchase of property, plant, and equipment       (588)                (198)
                                                   ------               ------

                Net cash flows from investing
                  activities                       (2,893)              (4,028)
                                                   ------               ------

Financing activities
    Proceeds from issuance of common stock            159                  810
    Repayment of officer loan                          30                   --
                                                   ------               ------

                Net cashs flow from financing
                  activities                          189                  810
                                                   ------               ------

Net decrease in cash and cash equivalents          (2,875)              (3,766)
                                                   ------               ------

Effect of exchange rate changes on cash                 2                   10

Cash and cash equivalents at
    beginning of period                            11,028               23,302

Cash and cash equivalents at end of period        $ 8,155              $19,546
                                                  =======               ======







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

2. Inventories consist of the following:
   (In thousands)
                                            June 30,              March 31,
                                              1997                  1997
                                           ---------             ----------

              Raw materials                 $1,923                 $2,168
              Work in process                  885                    845
              Finished goods                 2,454                  2,468
                                            ------                  -----
                                            $5,262                 $5,481
                                             =====                  =====

3. Advertising, promotional, and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used. Direct-response advertising and related costs are capitalized and amortized on a declining basis over a seven year period, which matches the expected future stream of revenues generated from new customers as a result of this advertising. As of June 30, 1997, capitalized direct-response advertising, net of accumulated amortization, totaled $3.68 million. This balance consists of $1.18 million in Prepaid Expenses and Other Current Assets and $2.50 million in Other Assets, Net. A total of $243,000 in direct-response advertising was amortized and expensed in the three months ended June 30, 1997.

4. Certain  amounts  in  the  prior  period   financial  statements  have   been
reclassified to conform with the current year presentation.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of the Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, PolyMedica will be required to present both basic net income per share and diluted net income per share (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). PolyMedica plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128. The Company has not calculated the impact of SFAS No. 128 and does not expect the effect to be material.

6. In July 1997, the Company completed the sale of certain assets related to its institutional wound care operations in the United States and United Kingdom to Innovative Technologies Group Plc. Under the terms of the sale, Innovative Technologies paid PolyMedica $9 million in cash and $4 million in the form of an unsecured promissory note. The Company could realize an additional $4.5 million if Innovative Technologies achieves certain milestones, bringing the total potential value of the sale to $17.5 million. The Company will recognize additional proceeds when realized in excess of the $9 million cash received. This transaction will be recorded in the quarter ending September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         PolyMedica is a leading provider of targeted medical products and services with primary focus on diabetes supplies, consumer healthcare and professional products.

Targeted Markets

Entrance into Diabetes Supplies Business through Purchase of Liberty Medical Supply, Inc.

The Company entered the Diabetes Supplies market with its August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty Medical"). Liberty Medical is among the largest, patient-focused, direct-mail providers of diabetes supplies to senior citizens covered by Medicare.

         Liberty Medical is headquartered in Palm City, Florida and was founded in 1989. Liberty Medical is a participating Medicare provider which accepts payments directly from Medicare, typically 80% of a product's price, before any amounts are billed to the patient and/or the patient's medi-gap insurer. The benefits to a patient range from automatic shipment of supplies to the elimination of preparing paperwork or using personal resources while waiting for reimbursement. Liberty Medical ships to more than 40,000 customers in the U.S., making it one of the largest suppliers to senior diabetes patients in the country. Its products address a market estimated to include 1.2 million insulin-using patients over 65 years old, of which it is estimated that 150,000
- 175,000 patients currently receive supplies through mail-order companies similar to and including Liberty Medical. Since March 1997, Liberty Medical's customer base has grown from 30,000 to 40,000.

         In addition to the above market, the Company believes that there is significant growth potential for Liberty Medical's products by expanding the market to include people with diabetes who are non-insulin-using. There are current proposals in Congress (H.R. 58) to include this group under Medicare following a Congressional Budget Office study indicating that expanding diabetes coverage in this manner would reduce Medicare expenditures. The Company believes that passage of H.R. 58 could approximately double the size of Liberty Medical's potential market.

         In addition, the American Diabetes Association, backed by various medical authorities, has recently suggested a lower threshold for diagnosing people with diabetes. Federal health officials have also endorsed these new guidelines which include greater self monitoring and, therefore, the need for more frequent testing and testing supplies.

Consumer Healthcare

         The Consumer Healthcare division includes OTC Medical Devices and Urinary Discomfort Products. These products are sold through an extensive network to major retailers. OTC Medical Devices include the number one private-label market position and the number two overall market position in digital thermometers. Digital thermometry continues to be a growth category.

Urinary  Discomfort  Products   for  women  include  AZO-STANDARD(R),  which  is
currently the number one selling product in a growing market segment.

         The Company plans to ship a new and patented Flexible-Tip Thermometer with Fever Alarm(TM) to drug stores nationwide in time for this year's cough and cold season. The Company believes that several new consumer healthcare products will be introduced broadening its AZO feminine urinary discomfort line.

Professional Products

         Professional Products include Prescription Urologicals and Dressings. Prescription Urologicals include a stable line of branded products such as URISED(R), CYSTOSPAZ(R), ANESTACON(R) and a line of suppositories.

         In July 1997, the Company completed the sale of certain assets related to its institutional wound care operations in the United States and United Kingdom to Innovative Technologies Group Plc. Under the terms of the sale, Innovative Technologies paid PolyMedica $9 million in cash and $4 million in the form of an unsecured promissory note. The Company could realize an additional $4.5 million if Innovative Technologies achieves certain milestones, bringing the total potential value of the sale to $17.5 million. The Company will recognize additional proceeds when realized in excess of the $9 million cash received. This transaction will be recorded in the quarter ended September 30, 1997.

Overview

         In determining net product sales, the Company records an allowance for future returns of certain products as an adjustment to gross sales.

         The Company sells its products through a combination of telemarketing, national distributors, wholesalers, mail-order catalogs, and retail chains. The Company continues to seek opportunities to deliver new products to a broader customer base by leveraging Liberty Medical's efficient, mail-order distribution system and sophisticated software for billing and customer monitoring.

         Consumer healthcare products are sold through a network of more than 100 independent sales representatives and national wholesalers such as McKesson Drug Company and Bergen Brunswig Corporation, and to retailers including CVS Corp., Jack Eckerd Co., OSCO (American Drug Stores Inc.) and Rite-Aid Corp. The Company promotes sales of its products through national advertising in consumer and professional publications, at professional and trade group meetings, as well as through retail advertising.

         Although the use of certain of the Company's products are somewhat seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

         The Company operates from manufacturing, distribution, and research and development facilities located in Massachusetts, Florida, and Colorado. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company's research and development activities are funded from ongoing operations and consist of pilot production of pharmaceutical products.

         The Company has completed all of the steps to validate, manufacture and sell pharmaceutical products made in the Company's Woburn facility. With receipt of an FDA Establishment Registration Number, in-house manufacturing with state-of-the-art, automated equipment is now underway for several established products including AQUACHLORAL(R), B&O(R), and URISED.

         Integral to the Company's growth strategy is the acquisition of new products and businesses and the disposition of products and businesses no longer central to the Company's long-term growth plans. The Company has successfully integrated six acquisitions since 1990, spun off one business and sold another.

         Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         The Company generated $13.96 million of revenues in the three months ended June 30, 1997, the highest in the Company's history, which compares to $5.0 million in the three months ended June 30, 1996 when the Company did not own Liberty Medical.

         The Company's net income was $831,000, or $.09 per share, in the three months ended June 30, 1997. This performance compares to net income of $486,000, or $.06 per share, in the three months ended June 30, 1996.

         Pretax income was $1.26 million in the three months ended June 30, 1997, which compares to $501,000 in the three months ended June 30, 1996.

         Net product sales of diabetes supplies were $8.31 million in the three months ended June 30, 1997. This performance compares with $4.58 million for the three months ended March 31, 1997 and $8.65 million of net product sales of diabetes supplies for the seven months ended March 31, 1997. As the Company purchased Liberty Medical in August 1996, there were no sales of diabetes supplies in the three months ended June 30, 1996. Since acquiring Liberty
Medical and its home testing business for Medicare-eligible seniors with diabetes, the Company has invested in improving marketing and television advertising to reach more people with its message.

         Net product sales of consumer healthcare products decreased by 2.1% to $1.94 million in the three months ended June 30, 1997 as compared with $1.98 million in the three months ended June 30, 1996. Sales of advanced thermometry products increased during the three months ended June 30, 1997 offset by a decline in sales of AZO-STANDARD. The Company believes that the decline of sales of AZO-STANDARD is due to a short-term inventory oversupply at distributor warehouses. Recent retail takeaway data indicate that shipments of AZO-STANDARD, which is the category leader, increased during the three months ended June 30, 1997 during a period in which the entire OTC urinary discomfort category grew. The Company has increased its advertising and promotional campaign to take advantage of growing consumer awareness of this expanding category.

         Net product sales of the Company's professional products increased by 23.1% to $3.71 million in the three months ended June 30, 1997 as compared with $3.01 million in the three months ended June 30, 1996. This increase is primarily due to additional shipments of URISED in the three months ended June 30, 1997, which the Company believes is the result of a reduction in the supply of generic products in the marketplace.

         As a percentage of net product sales, overall gross margins were 51.7% in the three months ended June 30, 1997 and 62.1% in the three months ended June 30, 1996. Gross margins in the three months ended June 30, 1997 decreased primarily due to the inclusion of significant sales of diabetes related products, whose gross margins are lower than the Company average for other products in the three months ended June 30, 1996.

         Selling, general, and administration expenses ("SG&A expenses") increased by 146.4% in the three months ended June 30, 1997 to $5.29 million as compared with $2.15 million in the three months ended June 30, 1996. Included in SG&A expenses were depreciation and amortization, wages, benefit costs, and outside professional services totalling $3.13 million in the three months ended June 30, 1997, or 59.2% of SG&A expenses, as compared with $1.01 million or 46.9% of SG&A expenses in the three months ended June 30, 1996. SG&A expenses in the three months ended June 30, 1997 include costs related to Liberty Medical operations, which the Company did not own in the three months ended June 30, 1996. In addition, during the three months ended June 30, 1997, the Company increased marketing and advertising costs related to its consumer healthcare products.

         Research and development expenses were $123,000 in the three months ended June 30, 1997, as compared with $120,000 in the three months ended June 30, 1996.

         Investment income decreased by 50.9% to $139,000 in the three months ended June 30, 1997, as compared with $283,000 in the three months ended June 30, 1996, as the Company earned interest on lower average cash balances in part due to the June 1996 cash distribution to CardioTech International, Inc. and cash paid for the purchase of Liberty Medical in August 1996. Interest expense was $698,000 in the three months ended June 30, 1997, as compared $681,000 in the three months ended June 30, 1996, as the Company accrued interest expense in both periods on $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

Liquidity and Capital Resources

         Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1996 public offering of 700,000 shares of common stock, and $2.75 million from the sale of 431,937 shares of its common stock, pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock $25 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"). In January 1996, the Company executed an amendment which increased the interest rate on the Hancock Notes to 10.9%.

         As of June 30, 1997, working capital was $15.79 million, including cash and cash equivalents of $8.16 million, which compares with working capital of $23.77 million as of June 30, 1996. In July 1997, the Company received $8.6 million in cash proceeds from the sale of certain assets related to its institutional wound dressing operations. A total of $400,000 was previously received when a nonbinding letter of intent was signed to sell these assets.

         There were several major factors which affected working capital as of June 30, 1997 as compared with June 30, 1996. In June 1996, the Company paid $3.83 million in cash to CardioTech in connection with its spinoff to PolyMedica shareholders. In August 1996 and March 1997, the Company paid a total of $7.84 million in cash in connection with the Liberty Medical acquisition. In the three months ended June 30, 1997, the Company's use of working capital was primarily related to financing growth in Liberty Medical's expanding customer base.

         At March 31, 1997, the Company had approximately $10.1 million of net operating loss carryforwards for income tax purposes. Pursuant to the Tax Reform Act of 1986, the Company believes that the use of these net operating loss carryforwards in any particular year will be limited as a result of changes in ownership which occurred in prior periods.

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

Inflation

         To date, inflation has not had a material effect on the Company's financial results.

Factors Affecting Future Operating Results

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding possible future expansion of diabetes coverage under Medicare; statements regarding future benefits from the Company's advertising and promotional expenditures; statements regarding future product revenue levels; statements regarding product development, introduction and marketing; and statements regarding future acquisitions. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

         Product Liability. The testing, marketing and sale of medical and consumer products entail an inherent risk that product liability claims will be asserted against the Company or its third party distributors. A product liability claim or a product recall could have a material adverse effect on the business or financial condition of the Company. Certain manufacturers of materials and/or implantable devices have been subjected to significant claims for damages allegedly resulting from their products. The Company currently maintains product liability insurance coverage which it believes to be adequate for its present purposes, but there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims.

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

         Reliance on Distributors; Limited Direct Marketing Experience. The Company has a limited direct marketing and sales organization and relies on its current distributors for certain product sales. The Company has a limited direct sales force which it may need to broaden for certain of its products. There can be no assurance that the Company will establish such a direct sales force or that any such sales force that may be established will be able to market and distribute the Company's products successfully or to offset any decline in sales to its existing distributors. The Company's ability to sell its new products will depend in part on its ability to enter into marketing and distribution agreements with pharmaceutical, medical device, personal care and other distributors in the United States and other countries. If the Company enters into any such agreements, there can be no assurance that the Company's third party distributors will be able to market the products effectively.

         Government Regulation. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries, and may become subject to the regulations of additional countries. The Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. A number of the Company's products under development will require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

         Patents and Trade Secrets. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secrets protection and operate without infringing on the proprietary rights of third parties. The Company is the owner of two, and the co-owner of one, issued patents in the United States and has filed applications for additional patents in the United States and abroad. There can be no assurance that any pending patent applications will result in issued patents. In addition, there can be no assurance that any issued patents will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others.

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

                           PART II - OTHER INFORMATION

                           PolyMedica Industries, Inc.



Item 6.          Exhibits and Reports on Form 8-K

         (a)     See Exhibit Index
         (b) The Company filed a report on Form 8-K, dated June 23, 1997, under Item 5 - Other Events, relating to the execution of a definitive agreement with respect to the sale of certain assets relating to its institutional wound care operations.

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


                                                 PolyMedica Industries, Inc.
                                                        (registrant)



                                           /s/ Steven J. Lee
                                           Steven J. Lee
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Eric G. Walters
                                           Eric G. Walters
                                           Chief Financial Officer, Treasurer,
                                           and Clerk (Principal Financial and
                                           Accounting Officer)





Dated:  July 31, 1997

                                  Exhibit Index

                           PolyMedica Industries, Inc.


Exhibit                            Description


10.75    -       Letter Agreement  amendment by  and  between the Registrant and
                 Steven J. Lee dated July 1, 1997.

10.76    -       Letter Agreement  amendment  by and  between the Registrant and
                 Dr. Arthur A. Siciliano dated July 1, 1997.

10.77    -       Letter Agreement  amendment  by  and between the Registrant and
                 Eric G. Walters dated July 1, 1997.

10.78    -       Letter Agreement  amendment by  and between  the Registrant and
                 Randy M. Sloan dated July 1, 1997.

10.79    -       Letter Agreement  amendment  by and  between the Registrant and
                 Robert J. Zappa dated July 1, 1997.

27       -       Financial Data Schedule