Form 10-Q
period 1997-09-30
POLYMEDICA CORP
filed 1997-10-31
CIK 878748

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 1-13690

                             PolyMedica Corporation
             (Exact name of registrant as specified in its charter)

        Massachusetts                                             04-3033368
 State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                               Identification No.)

 11 State Street, Woburn, Massachusetts                              01801
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               (781) 933-2020
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant's class of Common Stock as of October 28, 1997 was 8,902,318 which includes 161,942 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                      Page

PART I  -         FINANCIAL INFORMATION

Item 1  -         Unaudited Financial Statements

                  Consolidated Balance Sheets at
                           September 30 and March 31, 1997                   3

                  Consolidated Statements of Operations
                           for the three months and six months
                           ended September 30, 1997 and 1996                 5

                  Consolidated Statements of Cash Flows
                           for the six months ended
                           September 30, 1997 and 1996                       6

                  Notes to Consolidated Financial Statements                 7

Item 2  -         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II -         OTHER INFORMATION

Item 4   -        Submission of Matters to a Vote of Security Holders       19

Item 6  -         Exhibits and Reports on Form 8-K                          20

Signatures                                                                  21

Exhibit Index                                                               22

                         PART I - FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                  Sept. 30,            March 31,
                                                    1997                 1997
                                                (unaudited)

ASSETS


Current assets:
    Cash and cash equivalents                     $13,620               $11,028
    Accounts receivable -- trade (net of
      allowance for doubtful accounts of
      $1,086 and $538 as of September 30
      and March 31, 1997, respectively)            14,455                 6,202
    Inventories                                     3,799                 5,481
    Prepaid expenses and other
      current assets                                1,560                   958
                                                 --------              --------

             Total current assets                  33,434                23,669

Property, plant, and equipment, net                 5,756                 6,271
Intangible assets, net                             40,694                42,024
Direct-response advertising, net                    5,992                 1,620
Deferred tax asset                                     --                 1,133
Other assets, net                                     445                   516
                                                 --------              --------

             Total assets                         $86,321               $75,233
                                                   ======                ======





















         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                              Sept. 30,               March 31,
                                                1997                    1997
                                            (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Current liabilities:
    Accounts payable -- trade                 $ 4,698                $  2,982
    Accrued expenses                            5,771                   3,403
    Senior debt and notes payable               2,658                   2,658
                                               ------                 -------

         Total current liabilities             13,127                   9,043

  Senior debt and notes payable, net           21,533                  22,818
  Deferred income taxes                         1,744                      --
                                              -------                --------

         Total liabilities                     36,404                  31,861

Shareholders' equity:
    Preferred stock $.01 par value;
     2,000,000 shares
       authorized, none issued or
          outstanding                              --                     --
    Common stock, $.01 par value; 20,000,000
       shares authorized, 8,898,648 and
       8,583,001 issued as of September 30
       and March 31, 1997, respectively            89                     86
    Treasury stock, at cost, (161,942 and
       172,559 shares as of September 30
       and March 31, 1997, respectively)       (1,020)                (1,115)
    Additional paid-in capital                 54,673                 53,338
    Accumulated deficit                        (3,037)                (7,783)
    Notes receivable from officers               (788)                  (929)
    Currency translation adjustment                --                   (225)
                                               ------                -------

         Total shareholders' equity            49,917                 43,372
                                               ------                 ------

         Total liabilities and
            shareholders' equity              $86,321                $75,233
                                               ======                 ======














  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (In thousands, except share and per share data)


                                     Three Months Ended      Six Months Ended
                                    Sept. 30,   Sept. 30,   Sept. 30, Sept. 30,
                                      1997        1996        1997      1996
Revenues:
  Net product sales                 $17,643      $ 7,063    $31,601    $11,888
  Royalties, exclusivity,
   development and license fees          --           40         --        208
                                    -------      -------    -------    -------
                                     17,643        7,103     31,601     12,096

Cost of product sales                 7,979        2,691     14,707      4,518
                                     ------       ------     ------    -------

Total revenues, less cost
  of product sales                    9,664        4,412     16,894      7,578

Operating expenses:
  Selling, general, and
   administrative                     7,285        3,122     12,573      5,269
  Research and development               88          197        211        317
                                    -------       ------   --------    -------
                                      7,373        3,319     12,784      5,586

Income from operations                2,291        1,093      4,110      1,992

Other income and expense:
  Gain on sale of wound care
   business                           4,126           --      4,126         --
  Investment income                     193          228        332        511
  Interest expense                     (678)        (689)    (1,377)    (1,370)
                                     ------       ------     ------     ------
                                      3,641         (461)     3,081       (859)

Income before tax provision           5,932          632      7,191      1,133
Provision for income taxes            2,017           19      2,445         34
                                     ------      -------    -------    -------

Net income                          $ 3,915     $    613   $  4,746    $ 1,099
                                      =====       ======     ======      =====

Net income per common share         $   .39    $     .07   $    .50    $   .13
                                    =======      =======   ========    =======

Weighted average number of
   common shares outstanding          9,965        8,361      9,493      8,421



















  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                         Six Months Ended
                                                      Sept. 30,     Sept. 30,
                                                        1997          1996
                                                    ------------   ----------
Cash flows from operating activities:
    Net income                                        $ 4,746       $ 1,099
    Adjustments to reconcile net income
     to net cash flows from operating activities:
         Gain on sale of wound care business           (4,126)           --
         Depreciation and amortization                  1,657         1,389
         Amortization of direct-response advertising      721            --
         Deferred income taxes                          2,877            --
         Provision for bad debts                          889            33
         Provision for sales allowances                 1,117           444
         Provision for inventory obsolescence              31            33
         Changes in assets and liabilities:
             Accounts receivable--trade               (10,107)       (1,518)
             Inventories                                 (350)           37
             Prepaid expenses and other current assets   (777)         (197)
             Direct-response advertising               (5,092)           --
             Other assets                                 (63)           (1)
             Accounts payable -- trade                  1,718          (813)
             Accrued expenses                           2,019        (1,097)
                                                       ------       -------

                Total adjustments                      (9,486)       (1,690)
                                                       ------        ------

                Net cash flows from operating
                 activities                            (4,740)         (591)

Cash flows from investing activities:
    Sale of wound care business, net of
     related expenses                                   8,428            --
    Purchase of property, plant, and equipment         (1,343)         (329)
    Acquisition, net of cash acquired                      --        (6,648)
    Spinoff of CardioTech International, Inc.              --        (3,830)
                                                      -------       -------

                Net cash flows from
                  investing activities                  7,085       (10,807)
                                                       ------       -------

Cash flows from financing activities:
    Repayment of senior debt and notes payable         (1,329)           --
    Proceeds from issuance of common stock              1,464           848
    Repayment of officers notes receivable                110            --
                                                       ------       -------

                Net cash flows from
                  financing activities                    245           848
                                                       ------       -------

                Net increase (decrease)
                  in cash and cash equivalents          2,590       (10,550)
                                                       ------       -------

                Effect of exchange rate changes
                  on cash                                   2            16

                Cash and cash equivalents at
                  beginning of period                  11,028        23,302
                                                       ------        ------

                Cash and cash equivalents
                  at end of period                    $13,620       $12,768
                                                       ======        ======






              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1997, which are incorporated by reference in the Company's Annual Report on Form 10-K.

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

2. Inventories consist of the following:
   (In thousands)
                                         Sept. 30,               March 31,
                                           1997                    1997
                                        -----------              ---------

              Raw materials              $   909                  $2,168
              Work in process                547                     845
              Finished goods               2,343                   2,468
                                          ------                 -------
                                          $3,799                  $5,481
                                          ======                  ======

3. Advertising, promotional and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used. In accordance with Statement of Position 93-7, direct-response advertising and related costs are capitalized and amortized to expense on an accelerated basis over a seven-year period, which matches the expected future stream of revenues generated from new customers as a result of direct-response advertising. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future benefits expected to result directly from such advertising.

   The Company has capitalized direct-response advertising of which $2.79 million and $5.09 million was incurred in the three and six months ended September 30, 1997, respectively. As of September 30, 1997, accumulated amortization was $840,000, which resulted in a net capitalized direct-response advertising asset of $5.99 million. A total of $476,000 and $721,000 in direct-response advertising was amortized in the three and six months ended September 30, 1997, respectively.

4. In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9 million in cash and issued to the Company an unsecured promissory note in the face amount of $4 million. The Company could realize an additional $4.5 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize as income additional proceeds in excess of the $9 million cash received only when and to the extent realized. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $4.1 million, respectively. Gain on the sale for the three and six months ended September 30, 1997, is as follows:

                                             Three Months Ended Six Months Ended
                                                 Sept. 30,          Sept. 30,
                                                   1997               1997
                                                   ----               ----

Gain on sale of wound care business               $4,126             $4,126
Provision for income taxes related to gain         1,403              1,403
                                                   -----              -----
Gain on sale, net of income taxes                 $2,723             $2,723
                                                   =====              =====
Income per common share related to
  gain on sale of wound care business             $  .27             $  .29
                                                 =======            =======

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share."SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of the Accounting Principles Board Opinion No. 15 ("APB 15"). Under SFAS No. 128, PolyMedica will be required to present both basic net income per share and diluted net income per share (the principal difference being that common stock equivalents would not be considered in the computation of basic EPS). PolyMedica plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

   Proforma net income per share for the three and six months ended Septemer 30, 1997 and 1996, respectively, as computed under the new standard is as follows:

                                  Three Months Ended        Six Months Ended
                                 Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                   1997        1996         1997         1996
                                   ----        ----         ----         ----
Net income per weighted average
 share, basic                     $0.45       $0.07        $0.56        $0.14

Net income per weighted average
 share, diluted                   $0.39       $0.07        $0.50        $0.13

6. Certain   amounts  in  the  prior  period  financial  statements  have   been
reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business

PolyMedica is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary Liberty Medical Supply, Inc. ("Liberty Medical"). Liberty Medical is a leading patient-focused, direct-mail distributor of more than 200 name-brand diabetes products to insulin-using, Medicare-eligible seniors with diabetes. PolyMedica holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

In September 1997, the Company changed its name from PolyMedica Industries, Inc. to PolyMedica Corporation.

Diabetes Supplies

Liberty  Medical  is one of the  leading  mail-order  distributors  of  diabetes testing supplies to patients who use insulin and have Medicare or private insurance coverage. Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies and the Medicare and insurance benefits to which they are entitled. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related expenses out-of-pocket, and offers the convenience of free home delivery of supplies.

Consumer Healthcare

The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's two products are AZO-STANDARD(R), which provides relief from urinary tract discomfort, and AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract.

The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a new flexible tip thermometer that is available for this cough and cold season. The Company custom manufacturers and/or distributes its other consumer healthcare products under private label and under the brand names of BASIS(R), MEDI-AID(R), and PeeDee Dose(TM).

Professional Products

PolyMedica's professional products represent one of the broadest lines of prescription urology products available, including urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON(R) for use in diagnostic procedures and the catheterization process. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

Recent Transactions

In May 1996, the Company's Board of Directors declared a stock dividend for the purpose of making a distribution to the Company's shareholders of all its shares of CardioTech International, Inc. ("CardioTech"). In June 1996, certificates representing CardioTech common stock were mailed to the Company's shareholders. The Company believes that this distribution qualified as a "tax-free" spinoff under Section 355 of the Code. CardioTech, which is listed on the American Stock Exchange, develops, manufactures and markets its polymer technologies with particular emphasis on the development of implantable synthetic grafts for a broad variety of applications, including vascular access grafts, peripheral grafts and coronary artery bypass grafts. CardioTech's operations are accounted for as discontinued operations in the Company's fiscal 1996 and prior financial statements and consequently, net revenues, operating costs and expenses and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations.

On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The acquisition agreement, as amended in March 1997, provided for an aggregate purchase price of $10.26 million (including $490,000 of related expenses), comprised of (i) $7.35 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate amount of $1.30 million and (iii) 224,400 shares of the Company's Common Stock.

In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9.00 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.00 million. The Company could realize an additional $4.50 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize additional proceeds in excess of the $9.00 million cash received only when and to the extent realized.

Other

Advertising, promotional and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used. In accordance with Statement of Position 93-7, direct-response advertising and related costs are capitalized and amortized to expense on an accelerated basis over a seven-year period, which matches the expected future stream of revenues generated from new customers as a result of direct-response advertising. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future benefits expected to result directly from such advertising.

Although the use of certain of the Company's products is somewhat seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

The Company operates from manufacturing, distribution and research and development facilities located in Massachusetts, Florida and Colorado. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company's research and development activities are funded from ongoing operations and consist primarily of pilot production of pharmaceutical products.

Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

The Company generated $17.64 million of total revenues in the three months ended September 30, 1997, as compared with $7.10 million in the three months ended September 30, 1996, when the Company had owned Liberty Medical for one month.

Net product sales of diabetes supplies were $10.86 million in the three months ended September 30, 1997. This performance compares with $4.58 million and $8.31 million in the three months ended March 31, and June 30, 1997, respectively. As the Company purchased Liberty Medical in August 1996, there was only one month of sales of diabetes supplies in the three months ended September 30, 1996. This growth is largely a result of the Company's increased advertising spending, including its initiation of television advertising at the end of fiscal 1997. The Company expects its promotional and advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

Net product sales of consumer healthcare products increased by 11.5% to $2.85 million in the three months ended September 30, 1997 as compared with $2.56 million in the three months ended September 30, 1996. Sales of advanced thermometry products increased during the three months ended September 30, 1997, offset by a decline in sales of AZO-STANDARD. The Company believes that the decline in sales of AZO-STANDARD is due to an inventory oversupply at the distribution level.

Net product sales of the Company's professional products increased by 8.0% to $3.93 million in the three months ended September 30, 1997 as compared with $3.64 million in the three months ended September 30, 1996. This increase is primarily due to additional shipments of URISED in the three months ended ended September 30, 1997, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by the effect of product line price increases in October 1996, which prompted increased shipments in the three months ended September 30, 1996 to customers buying in advance of the price increases.

As a percentage of net product sales, overall gross margins were 54.8% in the three months ended September 30, 1997 and 61.9% in the three months ended September 30, 1996. Gross margins in the three months ended September 30, 1997 decreased primarily due to the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for products sold during the three months ended September 30, 1996, which included only one month of sales of diabetes supplies.

As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 41.3% for the three months ended September 30, 1997 as compared with 44.2% for the three months ended September 30, 1996. SG&A expenses increased by 133.3% in the three months ended September 30, 1997 to $7.29 million as compared with $3.12 million in the three months ended September 30, 1996. This increase is primarily attributable to SG&A expenses related to Liberty Medical, which the Company owned for only one month in the three months ended September 30, 1996. In addition, during the three months ended September 30, 1997, the Company increased marketing and advertising costs related to its consumer healthcare products.

Research and development expenses were $88,000 in the three months ended September 30, 1997 as compared with $197,000 in the three months ended September 30, 1996. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business.

Investment income decreased by 15.4% to $193,000 in the three months ended September 30, 1997 as compared with $228,000 in the three months ended September 30, 1996, as the Company earned interest on lower average cash balances due to cash paid for the purchase of Liberty Medical in August 1996, partially offset by cash received in July 1997 in connection with the sale of certain assets related to the Company's wound care business. Interest expense was $678,000 in the three months ended September 30, 1997 as compared with $689,000 in the three months ended September 30, 1996, as the Company accrued interest expense in both periods on the Hancock Notes. In July 1997, the Company made its first principal repayment of $1 million on the Hancock Notes.

In three months ended September 30, 1997, the Company recorded a $4.13 million pretax gain on the sale of certain assets related to the Company's wound care business.

Pretax income was $5.93 million in the three months ended September 30, 1997. Excluding the $4.13 million pretax gain described above, pretax income was $1.81 million as compared with $632,000 in the three months ended September 30, 1996. The Company's net income was $3.92 million, or $0.39 per common share, in the three months ended September 30, 1997. Excluding the $2.72 million after tax gain from the sale of the wound care business, or $0.27 per common share, income was $1.19 million, or $0.12 per common share. This performance compares to net income of $613,000, or $.07 per common share, in the three months ended September 30, 1996.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

The Company generated $31.60 million of total revenues in the six months ended September 30, 1997, as compared with $12.10 million in the six months ended
September 30, 1996, when the Company had owned Liberty Medical for only one month.

Net product sales of diabetes supplies were $19.17 million in the six months ended September 30, 1997. This performance compares with $8.65 million in net product sales in the seven months ended March 31, 1997. As the Company purchased Liberty Medical on August 30, 1996, there was only one month of sales of diabetes supplies in the six months ended September 30, 1996. This growth is largely a result of the Company's increased advertising spending, including its initiation of television advertising at the end of fiscal 1997. The Company expects its promotional and advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

Net product sales of consumer healthcare products increased by 5.6% to $4.79 million in the six months ended September 30, 1997 as compared with $4.54 million in the six months ended September 30, 1996. Sales of advanced thermometry products increased during the six months ended September 30, 1997, offset by a decline in sales of AZO-STANDARD. The Company believes that the decline in sales of AZO-STANDARD is due to an inventory oversupply at the distribution level.

Net product sales of the Company's professional products increased by 14.8% to $7.64 million in the six months ended September 30, 1997 as compared with $6.66 million in the six months ended September 30, 1996. This increase is primarily due to additional shipments of URISED in the six months ended September 30, 1997, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by the effect of product line price increases in October 1996 which prompted increased shipments in the six months ended September 30, 1996 to customers buying in advance of the price increases.

As a percentage of net product sales, overall gross margins were 53.4% in the six months ended September 30, 1997 and 62.0% in the six months ended September 30, 1996. Gross margins in the six months ended September 30, 1997 decreased primarily due to the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for products sold during the six months ended September 30, 1996, which included only one month of sales of diabetes supplies.

As a percentage of net product sales, SG&A expenses were 39.8% for the six months ended September 30, 1997 as compared with 44.3% for the six months ended September 30, 1996. SG&A expenses increased by 138.6% in the six months ended September 30, 1997 to $12.57 million as compared with $5.27 million in the six months ended September 30, 1996. This increase is primarily attributable to SG&A expenses related to Liberty Medical, which the Company owned for only one month in the six months ended September 30, 1996. In addition, during the six months ended September 30, 1997, the Company increased marketing and advertising costs related to its consumer healthcare products.

Research and development expenses were $211,000 in the six months ended September 30, 1997 as compared with $317,000 in the six months ended September 30, 1996. This decrease in research and development costs is a result the Company's July 1997 sale of certain assets related to its wound care business.

Investment income decreased by 35.0% to $332,000 in the six months ended September 30, 1997 as compared with $511,000 in the six months ended September 30, 1996, as the Company earned interest on lower average cash balances due to the June 1996 cash transfer to CardioTech, cash paid for the purchase of Liberty Medical in August 1996, and investments in direct-response advertising. This use of cash was partially offset by cash received in July 1997 in connection with the sale of certain assets related to the Company's wound care business. Interest expense was $1.38 million in the six months ended September 30, 1997 as compared with $1.37 million in the six months ended September 30, 1996, as the Company accrued interest expense in both periods on the Hancock Notes. In July 1997, the Company made its first principal repayment of $1 million on the Hancock Notes.

In the six months ended September 30, 1997, the Company recorded a $4.13 million pretax gain on the sale of certain assets related to the Company's wound care business.

Pretax income was $7.19 million in the six months ended September 30, 1997. Excluding the $4.13 million pretax gain described above, pretax income was $3.06 million as compared with $1.13 million in the six months ended September 30, 1996. The Company's net income was $4.75 million, or $0.50 per common share, in the six months ended September 30, 1997. Excluding the $2.72 million after tax gain from the sale of the wound care business, or $0.29 per common share, income was $2.02 million, or $0.21 per common share. This performance compares to net income of $1.10 million, or $0.13 per common share, in the six months ended September 30, 1996.

Liquidity and Capital Resources

Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financing before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public Common Stock offering and $2.75 million from a March 1996 private placement of common stock. In January 1993, the Company sold to John Hancock Mutual Life Insurance Company ("Hancock") $25.00 million of Hancock Notes.

As of September 30, 1997, the Company had working capital of $20.31 million, including cash and cash equivalents of $13.62 million, which compares with working capital of $18.89 million as of September 30, 1996, and $14.63 million as of March 31, 1997. The major factor which affected working capital as of September 30, 1997, when compared to September 30, 1996 and March 31, 1997, was the receipt by the Company in July 1997 of $9 million in cash in connection with the sale of certain assets related to its wound care business.

The Company expects that its current working capital and funds generated from future operations will be adequate to meet its liquidity and capital requirements for current operations. In the event that the Company undertakes to make acquisitions of complementary businesses, products or technologies, the Company may require substantial additional funding beyond currently available working capital and funds generated from operations. The Company is conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage its marketing, sales and distribution infrastructure. The Company currently has no commitments or agreements with respect to any such acquisition.

Factors Affecting Future Operating Results

The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding possible future expansion of diabetes coverage under Medicare; statements regarding future benefits from the Company's advertising and promotional expenditures; statements regarding future product revenue levels; statements regarding product development, introduction and marketing; and statements regarding future acquisitions. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

The future operating results of the Company remain difficult to predict. The Company continues to face many risks and uncertainties which could affect its operating results, including without limitation, those described below.

Healthcare Reimbursement

Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Sales of a large portion of the Company's products depend to a significant extent on the availability of reimbursement to the Company's customers by government and private insurance plans.

Any reduction in the reimbursement provisions currently in effect for the Company's diabetes supplies products which are reimbursable under Medicare would reduce the Company's revenues and earnings.

The processing of third-party reimbursements is a labor-intensive effort, and delays in processing claims for reimbursement may increase working capital requirements. Final determination of reimbursements are subject to audit by Medicare. Medicare audits of the Company to date have not resulted in any significant adjustments. Future audits may, however, result in retroactive adjustments for past charges for products and services, and such adjustments could affect the future operations and earnings of the Company. The Balanced Budget Act of 1997 expands Medicare coverage to seniors with diabetes who do not use insulin. Any delay in the expected July 1998 implementation of this legislation would correspondingly delay the anticipated expansion of Liberty Medical's market.

Ability to Manage Growth

The Company has expanded its operations rapidly, which has created significant demands on the Company's systems, its administrative, operational, development and financial personnel and its other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources, including its working capital resources, as a result of delays in processing claims for third-party reimbursement. Although the Company has recently upgraded its systems and other steps have been taken to address these issues, there can be no assurance that such steps will be effective.

Direct-Response Advertising

In accordance with generally accepted accounting principles, for financial statement purposes, the Company capitalizes direct-response advertising and related costs and amortizes such costs over a seven-year period on an accelerated basis, which matches the expected future stream of revenues generated from new customers as a result of this advertising. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future benefits expected to result directly from such advertising. The Company expects that it will continue to incur substantial direct-response advertising and related costs in connection with the further expansion of its diabetes supplies business.

Competition

The Company is engaged in rapidly evolving and highly competitive fields. Competition from other sellers of diabetes supplies, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities and experience in marketing and distribution of products than does the Company. There can be no assurance that the Company's competitors will not succeed in developing products and services that are more effective than any that are being developed or sold by the Company.

The Company believes that the principal competitive factors in the healthcare products industry include the ability to identify and respond to customer needs, quality and breadth of service and product offerings, price and technical expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs.

Dependence on Reorders - Change in Demand for Diabetes Supplies

The Company generally incurs negative cash flow with respect to the first order for its diabetes supplies from a customer due primarily to customer acquisition costs, including advertising and Medicare and secondary insurance compliance costs. Accordingly, the profitability of the Company's diabetes supplies business depends on recurring orders. Reorder rates are inherently uncertain and are subject to several factors, many of which are outside of the Company's control, including customer shifts to nursing homes or other forms of managed care, customer mortality, changing customer preferences, general economic conditions and customer satisfaction. Furthermore, efforts are underway to improve treatment of, and to seek a cure for, diabetes. Significant developments in either area could substantially reduce or eliminate the demand for the diabetes supplies sold by the Company.

Dependence on Suppliers

The Company purchases several of its consumer healthcare products, including its thermometers, from suppliers based in the People's Republic of China, usually using molds and tooling owned by or committed exclusively to the Company. To date, the Company has not experienced difficulties in obtaining timely delivery from these suppliers. Although the Company believes there are alternate sources available for these products, there can be no assurance that the Company would be able to acquire products from other sources on a timely or cost-effective basis in the event current foreign suppliers were unable to supply these products on a timely basis.

Although the Company has three long-term purchase contracts with respect to its diabetes supplies business, it operates principally on a purchase-order basis. Each of the Company's over-the-counter products for urinary tract discomfort and urinary tract health is manufactured by a single supplier. Some of the Company's professional products also are manufactured by single suppliers. PolyMedica is currently taking steps to provide alternate sources of supply for both of these lines of products, but such efforts are not yet complete.

Dependence on Single Manufacturing Facility for Professional Products

A majority of the Company's professional products is manufactured at its headquarters facility in Woburn, Massachusetts. While the Company maintains business interruption insurance, any prolonged inability to utilize this facility as a result of fire, natural disaster or other event would have a material adverse effect on the Company's business, financial condition and results of operations. The Company complies with Good Manufacturing Practices ("GMP") regulations, prescribed by the Food and Drug Administration ("FDA"), in its internal manufacturing facilities. The FDA enforces the GMP regulations through its plant inspection program. If the Company fails to comply with GMP regulations, the Company could be required to make material expenditures and could experience manufacturing delays to return to compliance.

Product Liability

The testing, manufacturing, marketing and sale of medical and consumer products entail an inherent risk that product liability claims will be asserted against the Company or its third-party distributors. Certain manufacturers of healthcare products have been subjected to significant claims for damages allegedly resulting from their products. The Company currently maintains product liability insurance coverage which it believes to be adequate for its present purposes, but there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims.

Reliance on Distributors for Consumer Healthcare and Professional Products; Limited Direct Marketing Experience

The Company has a limited direct marketing and sales organization, and relies on its current distributors, for the sale of consumer healthcare and professional products. The Company's ability to sell its consumer healthcare and professional products will depend in part on its ability to enter into marketing and distribution agreements with pharmaceutical, medical device, personal care and other distributors in the United States and other countries. If the Company enters into any such agreements, there can be no assurance that the Company's third-party distributors will be able to market the Company's products effectively.

Integration of Other Businesses, Products and Technologies

As part of its growth strategy, the Company currently intends to expand through the acquisition of other businesses, products and technologies. The Company regularly reviews such potential acquisitions, some of which may be material. There can be no assurance that the Company will successfully acquire any businesses, products or technologies, or that any such acquired businesses, products or technologies will be profitable. The Company does not currently have any commitments or agreements with respect to any such acquisition.

Government Regulation

Certain aspects of the Company's business are subject to federal and state regulation. Federal regulation covers, among other things, the manufacturing, distribution and sale of the Company's drugs and medical devices. The Company believes that its operations comply with applicable federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws could have a material adverse effect on permissible activities of the Company, and the relative costs associated with doing business.

                           PART II - OTHER INFORMATION

                             PolyMedica Corporation


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on September 11, 1997, the following proposals were adopted by the vote specified below:

Proposal
                                         For           Against        Abstain
Election of Directors:
 Steven J. Lee                        7,524,639                      54,224(1)
 Daniel S. Bernstein                  7,499,575                      79,288(1)
 Peter K. Hoffman                     7,523,539                      55,324(1)

Amendment to the Company's
 Articles of Organization for the
 purpose of changing the name of
 the Company from "PolyMedica
 Industries, Inc." to "PolyMedica
 Corporation"                         7,519,401         13,846       45,616

Amendment to the Company's
 1992 Employee Stock Purchase  Plan,
 extending the termination date of
 the Plan from May 1, 1998
 to May 1, 2000                       7,414,684        100,029       64,150

Ratification of
 Coopers & Lybrand L.L.P.
 as independent public
 accountants                          7,524,312          9,091       45,460

----------------------

(1)      Represents votes "withheld" from each respective director.

                           PART II - OTHER INFORMATION

                             PolyMedica Corporation



Item 6.          Exhibits and Reports on Form 8-K

         (a)     See Exhibit Index
         (b) The Company filed a report on Form 8-K, dated September 22, 1997, under Item 5 - Other Events, relating to the Company's name change.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PolyMedica Corporation
                                                  (registrant)



                                            /s/ Steven J. Lee
                                            Steven J. Lee
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/ Eric G. Walters
                                            Eric G. Walters
                                            Chief Financial Officer, Treasurer,
                                            and Clerk (Principal Financial and
                                             Accounting Officer)





Dated: October 30, 1997

                                  Exhibit Index

                             PolyMedica Corporation


Exhibit                          Description


10.80 - Letter Agreement amendment by and between the Registrant and Randy M. Sloan dated September 16, 1997.

27     -  Financial Data Schedule