Form 10-Q
period 1997-12-31
POLYMEDICA CORP
filed 1998-01-29
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 1-13690
                                               -------

                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                         04-3033368
        -------------                                         ----------
 State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

  11 State Street, Woburn, Massachusetts                        01801
  --------------------------------------                        -----
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (781) 933-2020
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     The number of shares issued of the registrant's class of Common Stock as of January 27, 1998 was 8,905,532 which includes 129,560 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I  -   FINANCIAL INFORMATION

Item 1  -   Unaudited Financial Statements

            Consolidated Balance Sheets at
                     December 31 and March 31, 1997                         3

            Consolidated Statements of Operations
                     for the three months and nine months
                     ended December 31, 1997 and 1996                       5

            Consolidated Statements of Cash Flows
                     for the nine months ended
                     December 31, 1997 and 1996                             6

            Notes to Consolidated Financial Statements                      7

Item 2  -   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

PART II -   OTHER INFORMATION

Item 6   -  Exhibits and Reports on Form 8-K                               19

Signatures                                                                 20

Exhibit Index                                                              21

                         PART I - FINANCIAL INFORMATION

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                           DEC. 31,      MARCH 31,
                                             1997          1997
                                           --------      ---------
                                          (UNAUDITED)

ASSETS

Current assets:
  Cash and cash equivalents                 $13,287      $11,028
  Accounts receivable -- trade (net of
    allowance for doubtful accounts of
    $1,616 and $538 as of December 31
    and March 31, 1997, respectively)        16,233        6,202
  Inventories                                 5,389        5,481
  Prepaid expenses and other
    current assets                              799          958
                                            -------      -------

      Total current assets                   35,708       23,669

Property, plant, and equipment, net           6,296        6,271
Intangible assets, net                       40,124       42,024
Direct-response advertising, net              9,742        1,620
Deferred tax asset                               --        1,133
Other assets, net                               400          516
                                            -------      -------

             Total assets                   $92,270      $75,233
                                            =======      =======


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                        DEC. 31,      MARCH 31,
                                                          1997          1997
                                                        --------      ---------
                                                      (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Current liabilities:
    Accounts payable -- trade                           $ 6,494       $ 2,982
    Accrued expenses                                      8,140         3,403
    Senior debt and notes payable                         2,658         2,658
                                                        -------       -------

      Total current liabilities                          17,292         9,043

  Senior debt and notes payable, net                     21,555        22,818
  Deferred income taxes                                   2,011            --
                                                        -------       -------

      Total liabilities                                  40,858        31,861

Shareholders' equity:
  Preferred stock $.01 par value; 2,000,000 shares
    authorized, none issued or outstanding                   --            --
  Common stock, $.01 par value; 20,000,000
    shares authorized, 8,902,946 and 8,583,001
    issued as of December 31 and March 31, 1997,
    respectively                                             89            86
  Treasury stock, at cost, (129,560 and 172,559
    shares as of December 31 and March 31, 1997,
    respectively)                                          (831)       (1,115)
  Additional paid-in capital                             54,596        53,338
  Accumulated deficit                                    (1,654)       (7,783)
  Notes receivable from officers                           (788)         (929)
  Currency translation adjustment                            --          (225)
                                                        -------       -------

      Total shareholders' equity                         51,412        43,372
                                                        -------       -------

      Total liabilities and
        shareholders' equity                            $92,270       $75,233
                                                        =======       =======


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (In thousands, except share and per share data)

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                             -------------------   -------------------
                                             DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                               1997       1996       1997       1996
                                             -------------------   -------------------
Revenues:

 Net product sales                           $20,668    $ 8,662    $52,269    $20,550
 Royalties, exclusivity, development
  and license fees                                --        349         --        557
                                             -------    -------    -------    -------
                                              20,668      9,011     52,269     21,107

Cost of product sales                         10,220      4,328     24,927      8,846
                                             -------    -------    -------    -------

Total revenues, less cost of product sales    10,448      4,683     27,342     12,261

Operating expenses:
  Selling, general, and administrative         7,838      3,529     20,411      8,798
  Research and development                        25        207        236        524
                                             -------    -------    -------    -------
                                               7,863      3,736     20,647      9,322

Income from operations                         2,585        947      6,695      2,939

Other income and expense:
 Gain on sale of wound care business              --         --      4,126         --
  Investment income                              175        179        507        690
  Interest expense                              (665)      (703)    (2,042)    (2,073)
                                             -------    -------    -------    -------
                                                (490)      (524)     2,591     (1,383)

Income before tax provision                    2,095        423      9,286      1,556
Provision for income taxes                       712         12      3,157         46
                                             -------    -------    -------    -------

Net income                                   $ 1,383    $   411    $ 6,129    $ 1,510
                                             =======    =======    =======    =======

Net income per weighted average share,
 basic                                       $   .16    $   .05    $   .71    $   .18
                                             =======    =======    =======    =======

Net income per weighted average share,
 diluted                                     $   .14    $   .05    $   .63    $   .18
                                             =======    =======    =======    =======

Weighted average number of
  common shares, basic                         8,756      8,382      8,609      8,216

Weighted average number of
  common shares, diluted                       9,975      8,567      9,654      8,469

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                  NINE MONTHS ENDED
                                                                --------------------
                                                                DEC. 31,    DEC. 31,
                                                                  1997        1996
                                                                --------    --------
Cash flows from operating activities:
  Net income                                                    $  6,129    $  1,510
  Adjustments to reconcile net income to net cash flows
   from operating activities:
     Gain on sale of wound care business                          (4,126)         --
     Depreciation and amortization                                 2,439       2,238
     Amortization of direct-response advertising                   1,450          --
     Deferred income taxes                                         3,715          --
     Provision for bad debts                                       2,025         222
     Provision for sales allowances                                2,208         620
     Provision for inventory obsolescence                             25          64
     Changes in assets and liabilities:
       Accounts receivable--trade                                (14,026)       (848)
       Inventories                                                (1,934)       (246)
       Prepaid expenses and other current assets                    (105)       (287)
       Direct-response advertising                                (9,573)       (304)
       Other assets                                                  (22)        (49)
       Accounts payable -- trade                                   3,514      (1,065)
       Accrued expenses                                            3,820        (334)
                                                                --------    --------

         Total adjustments                                       (10,590)         11
                                                                --------    --------

         Net cash flows from operating activities                 (4,461)      1,521

Cash flows from investing activities:
  Sale of wound care business, net of related expenses             8,428          --
  Purchase of property, plant, and equipment                      (2,069)       (465)
  Acquisition, net of cash acquired                                   --      (6,713)
  Spinoff of CardioTech International, Inc.                           --      (3,830)
                                                                --------    --------

         Net cash flows from investing activities                  6,359     (11,008)
                                                                --------    --------

Cash flows from financing activities:
  Repayment of senior debt and notes payable                      (1,329)         --
  Proceeds from issuance of common stock                           1,576         889
  Repayment of officers notes receivable                             110          --
  Purchase of common stock                                            --         (38)
                                                                --------    --------

         Net cash flows from financing activities                    357         851
                                                                --------    --------

         Net increase (decrease) in cash and cash equivalents      2,255      (8,636)
                                                                --------    --------

         Effect of exchange rate changes on cash                       4          54

         Cash and cash equivalents at beginning of period         11,028      23,302
                                                                --------    --------

         Cash and cash equivalents at end of period             $ 13,287    $ 14,720
                                                                ========    ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1997, which are incorporated by reference herein from the Company's most recent Annual Report on Form 10-K.

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

2.   Inventories consist of the following:
     (In thousands)

                               DEC. 31,        MARCH 31,
                                 1997             1997
                               --------        ---------
     Raw materials                 915           $2,168
     Work in process               558              845
     Finished goods              3,916            2,468
                                ------           ------
                                $5,389           $5,481
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

     The Company has capitalized direct-response advertising of which $4.48 million and $9.57 million was incurred in the three and nine months ended December 31, 1997, respectively. As of December 31, 1997, accumulated amortization was $1.57 million, which resulted in a net capitalized direct-response advertising asset of $9.74 million. A total of $731,000 and $1.45 million in direct-response advertising was amortized in the three and nine months ended December 31, 1997, respectively.

4. In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9 million in cash and issued to the Company an unsecured promissory note in the face amount of $4 million. The Company could realize an additional $4.5 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize as income additional proceeds in excess of the $9 million cash received only when and to the extent realized. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $4.1 million, respectively. Gain on the sale for the nine months ended December 31, 1997, is as follows:

Gain on sale of wound care business                        $4,126

Provision for income taxes related to gain                  1,403
                                                           ------
Gain on sale, net of income taxes                          $2,723
                                                           ======
Income per common share, basic, related to
  gain on sale of wound care business                      $  .32
                                                           ======
Income per common share, diluted, related to
  gain on sale of wound care business                      $  .28
                                                           ======

5. In its fiscal quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

(In thousands except per share data)

                                                          Three Months Ended    Nine Months Ended
                                                          December 31, 1997     December 31, 1997
                                                          ------------------    -----------------
                                                            1997     1996        1997      1996
                                                            ----     ----        ----      ----
Net income                                                 $1,383   $  411      $6,129    $1,510

BASIC:

Common stock outstanding, net of treasury stock,
  beginning of period                                       8,737    8,382       8,410     7,953

Weighted average common stock issued during period              5       --         184       273

Weighted average treasury stock issued during the period       14        4          17         8

Weighted average treasury stock repurchased                    --       (4)         (2)      (18)
                                                           ------   ------      ------    ------
                                                               19       --         199       263

Weighted average common stock outstanding, net of
   treasury stock, end of period                            8,756    8,382       8,609     8,216
                                                           ======   ======      ======    ======

Net income per common share                                $ 0.16   $ 0.05      $ 0.71    $ 0.18
                                                           ======   ======      ======    ======

                                                          Three Months Ended    Nine Months Ended
                                                          December 31, 1997     December 31, 1997
                                                          ------------------    -----------------
                                                            1997     1996        1997      1996
                                                            ----     ----        ----      ----
DILUTIVE:

Common stock outstanding, net of treasury stock,
  beginning of period                                       8,737    8,382       8,410     7,953

Weighted average common stock issued during period              5       --         184       273

Weighted average treasury stock issued during the period       14        4          17         8

Weighted average common stock equivalents (a)               1,219      185       1,045       252

Weighted average treasury stock repurchased                    --       (4)         (2)      (18)
                                                            -----   ------      ------    ------
                                                            1,238      185       1,244       516
Weighted average common stock outstanding, net of
   treasury stock, end of period                            9,975    8,567       9,654     8,469
                                                            =====   ======      ======    ======

Net income per common share                                 $0.14   $ 0.05      $ 0.63    $ 0.18
                                                            =====   ======      ======    ======

----------
(a) not included if antidilutive

6. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending March 31, 1999.

7. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending March 31, 1999.

8. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

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

On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The acquisition agreement, as amended in March 1997, provided for an aggregate purchase price of $10.26 million (including $490,000 of related expenses), comprised of (i) $7.35 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate principal amount of $1.30 million and (iii) 224,400 shares of the Company's Common Stock.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

The Company generated $20.67 million of total net revenues in the three months ended December 31, 1997, as compared with $9.01 million in the three months ended December 31, 1996. This increase is primarily the result of the increase in Liberty Medical sales during the three months ended December 31, 1997.

Net product sales of diabetes supplies were $14.52 million in the three months ended December 31, 1997. This performance compares with $3.17 million in the three months ended December 31, 1996. This growth is largely a result of the Company's increased advertising spending, including its initiation of television advertising at the end of fiscal 1997. The Company currently expects its promotional and advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

Net product sales of consumer healthcare products increased by 4.4% to $3.41 million in the three months ended December 31, 1997 as compared with $3.27 million in the three months ended December 31, 1996. Sales of advanced thermometry products increased during the three months ended December 31, 1997, offset by a decline in sales of AZO STANDARD. The Company has added to its product line by introducing its Flexible-Tip Digital Thermometer whose sales were included in the three months ended December 31, 1997. The Company believes that the decline in sales of AZO STANDARD is due to an inventory oversupply at the distribution level. In addition, the Company introduced AZO Test Strips, an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. Shipments of AZO Test Strips are expected to begin during the three months ended March 31, 1998.

Net product sales of the Company's professional products increased by 6.3% to $2.74 million in the three months ended December 31, 1997 as compared with $2.58 million in the three months ended December 31, 1996. Professional products included wound care products in the three months ended December 31, 1996. As noted above, certain assets of the wound care division were sold in July 1997. The 6.3% increase in professional products sales is primarily due to additional shipments of URISED in the three months ended December 31, 1997, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by the elimination of wound care related sales in the three months ended December 31, 1997.

As a percentage of net product sales, overall gross margins were 50.6% in the three months ended December 31, 1997 and 50.0% in the three months ended December 31, 1996. Gross margins in the three months ended December 31, 1997 increased due to improving margins of professional products, partially offset by the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for products sold in the three months ended December 31, 1997.

As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 37.9% for the three months ended December 31, 1997 as compared with 39.2% for the three months ended December 31, 1996. SG&A expenses were 41.3% of net product sales in the three months ended September 30, 1997. SG&A expenses increased by 122.1% in the three months ended December 31, 1997 to $7.84 million as compared with $3.53 million in the three months ended December 31, 1996. This increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical, and marketing and advertising costs related to its consumer healthcare products.

Research and development expenses were $25,000 in the three months ended December 31, 1997 as compared with $207,000 in the three months ended December 31, 1996. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business.

Investment income was $175,000 in the three months ended December 31, 1997 as compared with $179,000 in the three months ended December 31, 1996. Interest expense was $665,000 in the three months ended December 31, 1997 as compared with $703,000 in the three months ended December 31, 1996, as the Company accrued interest expense in both periods on $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock"). In July 1997, the Company made its first principal repayment of $1 million on the Hancock Notes.

Pretax income was $2.10 million in the three months ended December 31, 1997, which compares with $423,000 in the three months ended December 31, 1996. The Company's net income was $1.38 million, or $0.14 per diluted common share, in the three months ended December 31, 1997. This performance compares to net income of $411,000, or $.05 per diluted common share, in the three months ended December 31, 1996.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

The Company generated $52.27 million of total net revenues in the nine months ended December 31, 1997, as compared with $21.11 million in the nine months ended December 31, 1996, when the Company had owned Liberty Medical for only four months.

Net product sales of diabetes supplies were $33.69 million in the nine months ended December 31, 1997. This performance compares with $4.07 million in net product sales in the nine months ended December 31, 1996. As the Company purchased Liberty Medical on August 30, 1996, there were only four months of sales of diabetes supplies in the nine months ended December 31, 1996. This growth in sales of diabetes supplies is also a result of the Company's increased advertising spending, including its initiation of television advertising at the end of fiscal 1997. The Company currently expects its promotional and advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

Net product sales of consumer healthcare products increased by 5.1% to $8.20 million in the nine months ended December 31, 1997 as compared with $7.80 million in the nine months ended December 31, 1996. Sales of advanced thermometry products increased during the nine months ended December 31, 1997, partially offset by a decline in sales of AZO-STANDARD. The Company believes that the decline in sales of AZO-STANDARD is due to an inventory oversupply at the distribution level.

Net product sales of the Company's professional products increased by 12.5% to $10.38 million in the nine months ended December 31, 1997 as compared with $9.23 million in the nine months ended December 31, 1996.

This increase is primarily due to additional shipments of URISED in the nine months ended December 31, 1997, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by the elimination of wound care related sales, as certain assets of the wound care division were sold in July 1997.

As a percentage of net product sales, overall gross margins were 52.3% in the nine months ended December 31, 1997 and 57.0% in the nine months ended December 31, 1996. Gross margins in the nine months ended December 31, 1997 decreased primarily due to the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for products sold during the nine months ended December 31, 1997, partially offset by a higher level of sales of professional products whose gross margins are higher than the Company average.

As a percentage of net product sales, SG&A expenses were 39.1% for the nine months ended December 31, 1997 as compared with 41.7% for the nine months ended December 31, 1996. SG&A expenses increased by 132.0% in the nine months ended December 31, 1997 to $20.41 million as compared with $8.80 million in the nine months ended December 31, 1996. This increase is primarily attributable to SG&A expenses related to Liberty Medical, which the Company owned for only the last four months in the nine months ended December 31, 1996. In addition, during the nine months ended December 31, 1997, the Company increased marketing and advertising costs related to its consumer healthcare products.

Research and development expenses were $236,000 in the nine months ended December 31, 1997 as compared with $524,000 in the nine months ended December 31, 1996. This decrease in research and development costs is a result the Company's July 1997 sale of certain assets related to its wound care business.

Investment income decreased by 26.5% to $507,000 in the nine months ended December 31, 1997 as compared with $690,000 in the nine months ended December 31, 1996, as the Company earned interest on lower average cash balances due to the June 1996 cash transfer to CardioTech, cash paid for the purchase of Liberty Medical in August 1996, and investments in direct-response advertising. This use of cash was partially offset by cash received in July 1997 in connection with the sale of certain assets related to the Company's wound care business. Interest expense was $2.04 million in the nine months ended December 31, 1997 as compared with $2.07 million in the nine months ended December 31, 1996, as the Company accrued interest expense in both periods on the Hancock Notes. In July 1997, the Company made its first principal repayment of $1 million on the Hancock Notes.

In the nine months ended December 31, 1997, the Company recorded a $4.13 million pretax gain on the sale of certain assets related to the Company's wound care business.

Pretax income was $9.29 million in the nine months ended December 31, 1997. Excluding the $4.13 million pretax gain described above, pretax income was $5.16 million as compared with $1.56 million in the nine months ended December 31, 1996. The Company's net income was $6.13 million, or $0.63 per diluted common share, in the nine months ended December 31, 1997. Excluding the $2.72 million after tax gain from the sale of the wound care business, or $0.28 per diluted common share, income was $3.41 million, or $0.35 per diluted common share. This performance compares to net income of $1.51 million, or $0.18 per diluted common share, in the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financing before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of common stock and $2.75 million from a March 1996 private placement of common stock. In January 1993, the Company sold to John Hancock Mutual Life Insurance Company ("Hancock") $25.00 million of Hancock Notes.

As of December 31, 1997, the Company had working capital of $18.42 million, including cash and cash equivalents of $13.29 million, which compares with working capital of $14.63 million as of March 31, 1997. The primary reason for the increase in working capital as of December 31, 1997, when compared to March 31, 1997, was the receipt by the Company in July 1997 of $9 million in cash in connection with the sale of certain assets related to its wound care business.

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

The future operating results of the Company remain difficult to predict. The Company continues to face many risks and uncertainties which could affect its operating results, including without limitation, those described below and those set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

Any further reduction in the reimbursement provisions currently in effect for the Company's diabetes supplies products which are reimbursable under Medicare would reduce the Company's revenues and earnings.

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

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     See Exhibit Index

  (b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PolyMedica Corporation
                                        ----------------------------------------
                                        (registrant)



                                        /s/ Steven J. Lee
                                        ----------------------------------------
                                        Steven J. Lee
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Eric G. Walters
                                        ----------------------------------------
                                        Eric G. Walters
                                        Chief Financial Officer, Treasurer,
                                        and Clerk (Principal Financial and
                                        Accounting Officer)


Dated: January 29, 1998

                                  Exhibit Index

                             POLYMEDICA CORPORATION


Exhibit              Description
-------              -----------


 27        -       Financial Data Schedule