Form 10-K
period 1998-03-31
POLYMEDICA CORP
filed 1998-06-29
CIK 878748

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                           Commission File No. 1-13690

                             POLYMEDICA CORPORATION
                       -------------------------------------
             (Exact name of registrant as specified in its charter)

    MASSACHUSETTS                                                04-3033368
---------------------------                                  -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


11 STATE STREET, WOBURN, MASSACHUSETTS                               01801
--------------------------------------                              --------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (781) 933-2020
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $80,161,000 based on the closing price of the Common Stock as reported by the American Stock Exchange on June 26, 1998.

         The number of shares issued of the registrant's class of Common Stock as of June 26, 1998 was 8,913,476 which includes 120,620 shares held in treasury.

         Documents incorporated by reference: Proxy Statement for the 1998 Annual Meeting of Shareholders--Part III.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

General

         PolyMedica Corporation ("the Company") is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. The Company holds a leading position in several expanding markets. The Company's products and services are grouped within the following businesses: Diabetes Supplies; Consumer Healthcare, which includes OTC ("over-the-counter") Medical Devices and Urinary Discomfort Products; and Professional Products, which include Prescription Urologicals.

         I. Diabetes Supplies

         The Company entered the Diabetes Supplies business with its August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty Medical"). Liberty Medical has grown to be the leading direct mail distributor of diabetes testing supplies for senior citizens covered by Medicare. Liberty Medical's patient-focused services serve more than 80,000 active customers throughout the United States.

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

         Liberty Medical pioneered the development of sophisticated media advertising to reach an untapped portion of the Medicare-eligible diabetes patient market. Approximately $13 million has been spent primarily to accumulate over 80,000 active customers and on building the Liberty Medical trade name through a wide variety of media, principally television, but also including print, direct mail, and radio.

         Approximately 16 million people, or roughly 6% of the total United States population, are afflicted with diabetes, with about half of them having actually been diagnosed. Approximately 1.2 million of these patients fall within Liberty Medical's target market of senior citizens using insulin and eligible for Medicare. This patient population is growing rapidly, with more than 650,000 new cases diagnosed each year in the entire population. Diabetes is a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate production of insulin. Frequent monitoring of blood glucose has been documented as an important part of managing diabetes to help avoid serious medical complications, such as coronary artery disease, glaucoma, and circulatory problems which can lead to limb amputation. The cost to manage diabetes is high; the average person with diabetes spends $1,200 per year on supplies to test and control the disease.

         Medicare currently reimburses up to 80% of the cost of testing supplies for eligible diabetics, but does not reimburse for insulin or syringes and does not reimburse non-insulin using diabetics. The 1997 Balanced Budget Act expands Medicare coverage to include diabetics who do not use insulin. As a result, on July 1, 1998, the market for Liberty Medical's services will grow by approximately 2 million patients. According to statistics from the American Diabetes Association (ADA), this change to cover non-insulin using patients will increase the number of Medicare-eligible seniors with diabetes to approximately
3.2 million.

         II. Consumer Healthcare

         The Consumer Healthcare Group operating out of the Company's subsidiary, PolyMedica Healthcare, Inc. or "PMH", focuses on female urinary discomfort products, digital thermometry, medication compliance products, and home health aid products. PMH holds the number one private label market position in digital thermometry and the number two overall market position. These products are sold through an extensive network to major retailers, including most of the largest drug store chains and mass merchandisers. Sales of the Company's digital thermometry products continue to grow through customer expansion and new product introduction. The Company's urinary Discomfort Products for women include AZO STANDARD(R), which is currently the number one selling product in a growing market segment; AZO CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract; and the new AZO TEST STRIPS(TM), a home diagnostic test kit for urinary tract infections.

         III.  Professional Products

         PolyMedica's Professional Products Group operating out of the Company's subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. or "PMP", represents one of the broadest lines of prescription urology products available (excluding anti-infectives), including urinary analgesics, antispasmodics, topical anesthetics and suppositories. The Company's URISED(R), ANESTACON(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and antispasmodics provide effective symptomatic relief for urinary pain, burning and spasms. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

Sale of Wound Care Business

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9.00 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.00 million. The Company could realize an additional $4.50 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize additional proceeds in excess of the $9.00 million cash received only when and to the extent realized. The Company's fiscal year ended March 31, 1998 statement of operations includes a $4.13 million pretax gain on the sale of the wound care business.

Business Strategies

         The Company's overall strategy is to transition from a technology-driven company to a market-driven company. The May 1996 spinoff of CardioTech, the August 1996 acquisition and subsequent expansion of Liberty Medical, and the July 1997 sale of the wound care business were key components of this strategy. The Company's strategy includes:

         Expand leadership position in providing diabetes supplies to senior citizens. Since the August 1996 acquisition of Liberty Medical, the Company invested in an ongoing program of television advertising to reach a much larger portion of the Medicare-eligible diabetes patient market. This campaign has resulted in a significant increase in sales as Liberty Medical has increased its active customers from 17,000 to more than 80,000. The Company continues to seek opportunities to deliver new products to a broader customer base by leveraging its efficient, mail-order distribution system and software for billing and customer monitoring. To manage its growth effectively, Liberty Medical continues to expand, upgrade and develop its operations and information systems to continue its high level of customer service.

         The July 1, 1998 expansion of Medicare reimbursement includes, for the first time, non-insulin using patients; these patients represent a major opportunity for the Company to leverage its current leading position in direct-mail distribution to insulin using seniors. In addition, the Company has begun re-contacting its existing database of more than 40,000 non-insulin using seniors with diabetes in order to generate more repeat business and has produced and is market-testing new television advertising which is targeted to both insulin and non-insulin using customers.

         The Company is also exploring other expansion opportunities such as the trend in managed care towards outsourcing diabetes care services to other payors and providers.

         Grow the consumer healthcare business. Fueled by the growth in demand for the Company's urinary discomfort products, as well as by the strength of sales of the Company's digital thermometers, the consumer healthcare group achieved a record level of sales in fiscal 1998. Continued growth in the consumer healthcare market is a strategic objective as the Company seeks to leverage leading positions in its core markets of urinary discomfort, digital thermometry and medication compliance products.

         Acquire complementary businesses. In order to take advantage of economies of scale in production and marketing, the Company continues to evaluate opportunities for the acquisition of businesses and products which complement the Company's existing product lines. In selecting and evaluating acquisition candidates, the Company examines the potential market opportunities for products that can be distributed through the Company's existing marketing infrastructure by utilizing its strengths in sales, marketing and distribution.

Existing Products

         Diabetes Supplies. Liberty Medical ships to more than 80,000 customers in the U.S., making it the largest direct-mail provider of diabetes testing products in the country to Medicare-eligible seniors. Liberty Medical sells more than 200 name-brand products supplied by Lifescan, Boehringer Mannheim, Bayer, and others. These products include glucose test strips and monitors, lancets, insulin, syringes, and other products. Sales of glucose test strips represented 51.9% of the Company's consolidated revenues for the fiscal year ended March 31, 1998.

         Consumer Healthcare Products. PMH focuses on female urinary tract discomfort, digital thermometry, and medication compliance products.

         The Company's three principal non-prescription pharmaceutical products are AZO STANDARD(R), which provides relief from urinary tract discomfort; AZO CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract; and the new AZO TEST STRIP(TM), a home diagnostic test kit for urinary tract infections. As of March 31, 1998, the AZO line of products held the dominant share of the OTC female urinary tract discomfort market (over 46%), despite a new competitive entry with a large promotional budget.

         The Company markets a line of thermometers which includes products with traditional mercury and digital displays. Sales of the Company's glass and digital thermometers, both branded and private label represented 14.9% and 12.2% of the Company's consolidated revenues for the fiscal years ended March 31, 1996 and 1997, respectively. The Company has the number one private-label market thermometer position and number two overall market position. The Company custom manufactures and/or distributes its other consumer healthcare products under the brand names of BASIS(R), MEDI-AID(R), PolyMedica and PeeDee Dose(TM).

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

         Professional Products. PMP continues to generate significant cash flow. The Company is able to achieve significant margins on its prescription pharmaceutical products without extensive advertising and promotion. Net product sales of URISED(R), the leading prescription pharmaceutical product, more than doubled for the year ended March 31, 1998, as compared to the year ended March 31, 1997. The Company believes this increase is a result of a reduction in the supply of generic products in the marketplace. Professional products represents one of the broadest lines of prescription urology products available (excluding anti-infectives), including urinary analgesics, antispasmodics, topical anesthetics and suppositories. URISED(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and antispasmodics provide effective symptomatic relief for urinary pain, burning and spasms.

Products Under Development

         The Company is currently developing new thermometry products and is considering new urinary discomfort products in its AZO family.

Major Customers

         For the fiscal year ended March 31, 1996, total revenues from Mylan Laboratories, Inc., McKesson Drug Company, Bergen Brunswig Drug Company and Bristol-Myers Squibb were 12.9%, 11.7%, 10.8%, and 11.2%, respectively, of total consolidated revenues. For the fiscal years ended March 31, 1998 and 1997, no customer represented more than 10% of the Company's consolidated revenues.

Patents and Trade Secrets

         The Company has proprietary manufacturing processes and trade secrets related to its in-house pharmaceutical production. The Company owns one patent for the Flexible Tip Digital Thermometer with Fever Alarm(TM).

Manufacturing

         The Company's pharmaceutical products are currently manufactured in-house and by others on its behalf. The Company purchases a majority of its consumer healthcare products from other manufacturers.

         By April 1997, all of the steps to validate, manufacture and sell pharmaceutical products made at the Company's Woburn facility were completed. With receipt of an FDA Establishment Registration Number, in-house manufacturing is now underway for several established products, including AQUACHLORAL(R), B&O(R) and URISED(R). The Company's state-of-the-art automated suppository machine forms, fills and seals automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency.

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

         The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States.The Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. Products that the Company may develop in the future may require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

         The Company is subject to numerous federal, state and local laws relating to such matters as controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, the Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota and record keeping, and reporting requirements. The Company currently markets two prescription drug products containing controlled drug subjects, and therefore is subject to the DEA regulatory requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulations by the Federal Trade Commission. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

         In the diabetes supply market, Universal Self Care, Inc. and Transworld Home Healthcare, Inc., are publicly-held companies which compete with Liberty Medical in the direct-mail supply business. There are several smaller privately-held companies which also compete in this market.

         In the consumer healthcare products market, the Company competes with various other suppliers for retail shelf space and consumer purchase. While there are numerous companies that manufacture and market consumer healthcare products, the Company believes that no single company is readily identifiable by consumers as a maker of products which attempt to detect or monitor medical problems in the home. The Company believes that it offers consumers practical, easy-to-use products at reasonable prices. In the urinary discomfort category, the Company's AZO STANDARD(R) urinary analgesic is one of the category leaders. Competitors include Numark Laboratories, Inc. (Cystex(TM)), Breckenridge Pharmaceutical, Inc. (Prodium(TM)) and Johnson & Johnson (Uristat(TM)).

         In the professional market, numerous pharmaceutical companies develop and market prescription products which compete with the Company's products on a branded and generic basis. The Company's principal branded competitors include:
Astra USA, Inc.

(Xylocaine(R) vs. ANESTACON(R)); G & W Labs, Inc. (chloral hydrate vs. AQUACHLORAL(R)); Parke-Davis, a division of Warner-Lambert., (Pyridium(R) vs. URISED(R)); Schwarz-Pharma (Levsin(TM) line vs. CYSTOSPAZ(R) line); and Wyeth-Ayerst Laboratories, a division of American Home Products Corp. (belladonna and opium vs. B&O(R) SUPPRETTES(R)).

Employees

         As of March 31, 1998, the Company had 349 full-time employees. The Company expects to employ additional personnel as it expands its operations. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's facilities are located in Woburn, Massachusetts; Palm City and Stuart, Florida and Golden, Colorado. The Company's corporate headquarters are located in Woburn in a 60,000 square foot facility which the Company owns. The Company also leases approximately 50,000 square feet at its facilities in Palm City and Stuart, Florida and approximately 30,000 square feet at its Golden, Colorado facility.

         The Company believes that its current facilities will be adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitations of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:


                   NAME                   AGE                     POSITION
                   ----                   ---                     --------

Steven J. Lee..........................    51          Chairman and Chief Executive Officer
Arthur A. Siciliano, Ph.D..............    55          President; President, PolyMedica Pharmaceuticals
                                                       (U.S.A.), Inc.

Eric G. Walters........................    46          Chief Financial Officer, Treasurer and Clerk
Randy M. Sloan.........................    41          Vice President of Marketing; Group Executive,
                                                       PolyMedica Healthcare, Inc.

Mark A. Libratore......................    47          Vice President; President, Liberty Medical Supply, Inc.
Robert J. Zappa . . . . . .............    54          Vice President; President, PolyMedica Healthcare, Inc.

         Mr. Lee has been Chairman of the Company since June 1996 and Chief Executive Officer and a director of the Company since May 1990. Mr. Lee served as President of the Company from May 1990 through June 1996. From March 1990 to May 1990, Mr. Lee was a Manager in the Mergers and Acquisitions practice at Coopers & Lybrand. From November 1987 to March 1990, Mr. Lee was President and a director of Shawmut National Ventures, the venture capital division of Shawmut Bank, N.A. From 1984 to 1986, he was President, Chief Executive Officer and a director of RepliGen Corporation, a biotechnology company. Mr. Lee also spent eleven years in venture capital as President of Venture Management Advisors and at Bankers Trust Company. Mr. Lee currently serves as a director of Commonwealth BioVentures, Inc. and Fibersense Technology Company.

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

         Mr. Sloan has served as Vice President of Marketing of the Company since October 1996 and Group Executive since March 1997. From 1984 to 1996, Mr. Sloan served in various positions at Ciba Self-Medication, Inc., a division of Ciba-Geigy, most recently as Vice President of Marketing. From 1980 to 1984, Mr. Sloan was employed at Colgate Palmolive Company, most recently as a Product Manager in their Household Products Group. Mr. Sloan holds an M.B.A. from the University of Chicago and a B.S. in Finance and Accounting from the University of Pennsylvania.

         Mr. Libratore has served as President of Liberty Medical Supply, Inc. since 1989. He has managed this business from its inception. Mr. Libratore has 23 years of medical experience and has been a respected member of the medical community for many years. Mr. Libratore is a graduate of the Hartford Hospital School of Respiratory Therapy of the University of Connecticut.

         Mr. Zappa has been a Vice President of the Company since June 1996 and was named President of PolyMedica Healthcare, Inc. in September 1992. He has over 25 years of experience in all aspects of sales and distribution. Mr. Zappa served as President, Chief Operating Officer and Director of American CDI, Inc. from June 1991 to September 1992. From 1981 until April 1990, he was President and Chief Executive Officer of R. J. Zappa Distributing, Inc. ("RJZ Dist."), a distributor of home appliances, personal care products and electronics. Mr. Zappa sold all of the shares of RJZ Dist. to JRE Holdings Co. ("JRE") in November 1988. Prior to 1982, Mr. Zappa was Vice President and Partner in a privately held distribution company from 1975 to 1982.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS SELECTED FINANCIAL DATA

         At March 31, 1998, the Company's Common Stock was held by 514 holders of record. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in "street name."

         The following table sets forth the high and low sales price per share of Common Stock on the American Stock Exchange:

                                                      FISCAL YEAR 1997
                                                      ----------------
                                                  HIGH               LOW
                                                  ----               ---
               1st Quarter                        9 3/4               5
               2nd Quarter                        5 7/8             4 5/8
               3rd Quarter                        5 5/8             3 3/8
               4th Quarter                        6 3/8             3 5/8

                                                      FISCAL YEAR 1998
                                                      ----------------
                                                  HIGH               LOW
                                                  ----               ---
               1st Quarter                        8 7/8             4 1/4
               2nd Quarter                       14 1/4             7 3/4
               3rd Quarter                      14 15/16            9 1/16
               4th Quarter                       13 1/2             9 3/4

         The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company expects to retain its earnings to finance the growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED MARCH 31,                                   1998         1997           1996          1995             1994
----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
    Total revenues                                   $73,825       $30,453        $24,763        $26,609        $22,194
    Income from continuing operations                  7,619         2,322          3,075          2,394            275
    Net income (loss)                                  7,619         2,322            274          1,789           (415)
    Income (loss) per common share, diluted              .79           .27            .04            .26           (.06)
    Weighted average number of common
      shares outstanding, diluted                      9,691         8,618          7,492          6,790          6,866

Balance Sheet Data
    Cash and cash equivalents                         $6,440       $11,028        $23,302        $14,006        $10,305
    Total assets                                      92,401        75,233         72,573         65,753         64,532
    Total liabilities                                 39,473        31,861         29,293         29,027         29,188
    Total debt                                        22,906        25,476         24,400         24,433         24,360
    Shareholders= equity                              52,928        43,372         43,280         36,726         35,344


         In connection with the distribution of CardioTech International, Inc. shares to PolyMedica shareholders in June 1996, CardioTech's operations are accounted for as discontinued operations in the Company's 1996 and prior statements of operations.

         In 1997, the Company determined that it is more likely than not that certain deferred tax assets will be realized and accordingly eliminated the related valuation allowance. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. As a result, the Company recorded a tax benefit in 1997.

         In 1998, net income included $2.74 million, or $0.29 per common share, diluted, related to the gain on the July 1997 sale of the Company's wound care business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

         This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below in the section titled, "Factors Affecting Future Operating Results" in this Annual Report.

OVERVIEW

Business

         PolyMedica is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary Liberty Medical Supply, Inc. Liberty Medical is a leading patient-focused, direct-mail distributor of more than 200 name-brand diabetes products to insulin-using, Medicare-eligible seniors with diabetes. PolyMedica also holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

         In September 1997, the Company changed its name from PolyMedica Industries, Inc. to PolyMedica Corporation.

Diabetes Supplies

         Liberty Medical is the leading mail-order distributor of diabetes testing supplies to patients who use insulin and have Medicare or private insurance coverage. Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies and the Medicare and insurance benefits to which they are entitled. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expenses, and offers the convenience of free home delivery of supplies.

Consumer Healthcare

         The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's two products are AZO-STANDARD(R), which provides relief from urinary tract discomfort, and AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract. During the three months ended March 31, 1998, the Company introduced AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results.

         The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a new flexible tip thermometer that became available for the 1997-1998 cough and cold season. The Company custom manufacturers and/or distributes its other consumer healthcare products under private label and under the brand names of BASIS(R), MEDI-AID(R), PolyMedica and PeeDee Dose(TM).

Professional Products

         PolyMedica's professional products represent one of the broadest lines of prescription urology products excluding anti-infectives, available, including urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON(R) for use in diagnostic procedures and the catheterization process. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

Recent Transactions

         In May 1996, the Company's board of directors declared a stock dividend for the purpose of making a distribution (the "Distribution") to the Company's shareholders of all its shares of CardioTech International, Inc. ("CardioTech"). CardioTech's operations are accounted for as discontinued operations in the Company's 1996 statements of operations, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for the 1996 and prior periods presented. Net sales, operating costs and expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations.

         In August 1996, the Company acquired all of the outstanding stock of Liberty Medical in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition.

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9.00 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.00 million. The Company could realize an additional $4.50 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize additional proceeds in excess of the $9.00 million cash received only when and to the extent realized. The Company's fiscal year ended March 31, 1998 statement of operations includes a $4.13 million pretax gain on the sale of the wound care business.

Other

         Advertising, promotional, and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used. In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" described herein. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Although the use of certain of the Company's products is somewhat seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

         The Company operates from manufacturing, distribution and research and development facilities located in Massachusetts, Florida and Colorado. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company's research and development activities are funded from ongoing operations and relate to the manufacture of pharmaceutical products.

         Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

         Total revenues increased by 142.5% to $73.83 million in the fiscal year ended March 31, 1998 as compared with $30.45 million in the fiscal year ended March 31, 1997. This increase is primarily the result of the growth in Liberty Medical revenues which were generated for the twelve months during the fiscal year ended March 31, 1998.

         Net product sales of diabetes supplies were $48.71 million in the fiscal year ended March 31, 1998. This performance compares with $8.65 million in the fiscal year ended March 31, 1997 for the seven month period beginning with the August 1996 acquisition of Liberty Medical by the Company. This growth is largely a result of the Company's increased direct-response advertising spending, including its initiation of television advertising at the end of the fiscal year ended March 31, 1997. The Company currently expects its promotional and direct-response advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

         Net product sales of consumer healthcare products increased by 8.3% to $11.15 million in the fiscal year ended March 31, 1998 as compared with $10.30 million in the fiscal year ended March 31, 1997. Sales of advanced thermometry products increased during the fiscal year ended March 31, 1998, offset by a decline in sales of AZO STANDARD(R). The Company has added to its product line by introducing its Flexible-Tip Digital Thermometer with Fever Alarm(TM) which began shipping in August 1997. The Company believes that the decline in sales of AZO STANDARD(R) experienced during the first nine months of the year ended March 31, 1998 was due to an inventory oversupply at the distribution level. As shown by strong sales of AZO STANDARD(R) in the fourth quarter of the year ended March 31, 1998, the Company believes that the inventory oversupply has ended. In addition, the Company introduced AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. Shipments of AZO TEST STRIPS(TM) began during the three months ended March 31, 1998.

         Net product sales of the Company's professional products increased by 21.4% to $13.97 million in the fiscal year ended March 31, 1998 as compared with $11.51 million in the fiscal year ended March 31, 1997. Professional products include a full year of wound care product sales in the fiscal year ended March 31, 1997. The 21.4% increase in professional products sales is primarily due to additional shipments of URISED(R) in the fiscal year ended March 31, 1998, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by a lower level of wound care related sales in the fiscal year ended March 31, 1998 due to the sale of certain assets of the wound care division in July 1997.

         As a percentage of net product sales, overall gross margins were 51.8% in the fiscal year ended March 31, 1998 and 54.5% in the fiscal year ended March 31, 1997. Gross margins in the fiscal year ended March 31, 1998 decreased due to the inclusion of significant sales of diabetes-related products, whose gross margins are lower than the Company average for products sold in the fiscal year ended March 31, 1997, partially offset by improving margins and higher revenues of professional products.

         As a percentage of total revenues, selling, general and administration expenses ("SG&A expenses") were 38.7% for the fiscal year ended March 31, 1998 as compared with 40.4% for the fiscal year ended March 31, 1997. SG&A expenses increased by 131.8% in the fiscal year ended March 31, 1998 to $28.55 million as compared with $12.32 million in the fiscal year ended March 31, 1997. This increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical, and marketing and advertising costs related to its consumer healthcare products.

         Research and development expenses were $280,000 in the fiscal year ended March 31, 1998 as compared with $670,000 in the fiscal year ended March 31, 1997. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business.

         Investment income decreased by 27.2% to $629,000 in the fiscal year ended March 31, 1998 as compared with $864,000 in the fiscal year ended March 31, 1997 as the Company earned interest on lower average cash balances in the fiscal year ended March 31, 1998 due to cash paid for the purchase of Liberty Medical in August 1996 and investments in direct-response advertising. This use of cash was partially offset by cash received in July 1997 in connection with the sale of certain assets related to the Company's wound care business. Interest expense was $2.69 million in the fiscal year ended March 31, 1998 as compared with $2.77 million in the fiscal year ended March 31, 1997, as the Company accrued interest expense in both periods on Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

         Pretax income was $11.49 million in the fiscal year ended March 31, 1998. Excluding the $4.13 million pretax gain described above, pretax income was $7.36 million as compared with $1.96 million in the fiscal year ended March 31, 1997. The Company's net income was $7.62 million, or $0.79 per diluted common share, in the fiscal year ended March 31, 1998. Excluding the $2.74 million after tax gain from the sale of the wound care business, or $0.29 per diluted common share, income was $4.88 million, or $0.50 per diluted common share. This performance compares to net income of $2.32 million, or $0.27 per diluted common share, in the fiscal year ended March 31, 1997.

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

         Total revenues increased by 23% to $30.45 million in the fiscal year ended March 31, 1997 as compared with $24.76 million in the fiscal year ended March 31, 1996.

         Net product sales of diabetic supplies were $8.65 million in the fiscal year ended March 31, 1997, for the seven month period beginning with the August 1996 acquisition of Liberty Medical by the Company.

         Net product sales of consumer healthcare products increased by 16.7% to $10.30 million in the fiscal year ended March 31, 1997 as compared with $8.82 million in the fiscal year ended March 31, 1996. Most of the increase in net product sales in the fiscal year ended March 31, 1997 was due to increased shipments of thermometry products and AZO STANDARD(R).

         Net product sales of professional products decreased by 29.5% to $10.93 million in the fiscal year ended March 31, 1997 as compared with $15.50 million in the fiscal year ended March 31, 1996. Net product sales of prescription urologicals, which comprised approximately two-thirds of professional product sales, declined by 10.4% in the fiscal year ended March 31, 1997 as compared to the fiscal year ended March 31, 1996. Net product sales of wound dressings declined by 53.9% in the fiscal year ended March 31, 1997 as compared with the fiscal year ended March 31, 1996. Net product sales of wound dressings represented 10.5% of Company-wide net product sales as in the fiscal year ended March 31, 1997 as compared with 28.0% in the fiscal year ended March 31, 1996. This decline was primarily due to changes in Medicare reimbursement and resulted in the early termination of the Company's MITRAFLEX(R) supply contract with Bristol-Myers Squibb.

         Royalty, exclusivity, development and license fees increased by 31.7% to $573,000 in the fiscal year ended March 31, 1997 as compared with $435,000 in the fiscal year ended March 31, 1996. This increase is primarily due to the inclusion in the fiscal year ended March 31, 1997 of a fee from Perstorp AB in connection with the establishment of Perstorp as the exclusive pan-European distributor of SPYROSORB(R), offset by a decline in royalties earned from shipments of MITRAFLEX(R) by Bristol-Myers Squibb.

         As a percentage of net product sales, overall gross margins were 54.5% in the fiscal year ended March 31, 1997 and 58.0% in the fiscal year ended March 31, 1996. Gross margins in the fiscal year ended March 31, 1997 decreased primarily due to the inclusion of significant sales of diabetes related products, whose gross margins are lower than the Company average for other products in the fiscal year ended March 31, 1996.

         As a percentage of total revenues, SG&A expenses were 40.4% for the fiscal year ended March 31, 1997 as compared with 36.3% for the fiscal year ended March 31, 1996. SG&A expenses increased by 37.0% in the fiscal year ended March 31, 1997 to $12.32 million as compared with $8.99 million in the fiscal year ended March 31, 1996. This increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical, and marketing and advertising costs related to its consumer healthcare products.

         Research and development expenses increased by 3.2% to $670,000 in the fiscal year ended March 31, 1997 as compared with $649,000 in the fiscal year ended March 31, 1996.

         Investment income decreased by 3.1% to $864,000 in fiscal 1997 as compared with $892,000 in the fiscal year ended March 31, 1996, as the Company earned interest on lower average cash balances, in part due to the spinoff of CardioTech and the purchase of Liberty Medical. Interest expense was $2.77 million in the fiscal year ended March 31, 1997, as compared with $2.68 million in the fiscal year ended March 31, 1996, as the Company accrued and paid interest expense in both periods on the Hancock Notes.

         The Company's net income increased to $2.32 million, or $0.27 per diluted common share, in fiscal year ended March 31, 1997. This performance compares to net income of $274,000, or $0.04 per diluted common share, reported in the fiscal year ended March 31, 1996. Before taking into account the effect of discontinued operations, income from continuing operations was $3.07 million, or $0.41 per diluted common share in the fiscal year ended March 31, 1996. There were no discontinued operations reported in the fiscal year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financing before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of common stock and $2.75 million from a March 1996 private placement of common stock. In January 1993, the Company sold to Hancock $25.00 million of Hancock Notes.

         As of March 31, 1998, the Company had working capital of $21.07 million, including cash and cash equivalents of $6.44 million, which compares with working capital of $14.63 million as of March 31, 1997. The primary reason for the increase in working capital as of March 31, 1998, when compared to March 31, 1997, was the receipt by the Company in July 1997 of $9.00 million in cash in connection with the sale of certain assets related to its wound care business, and increased sales of diabetes supplies.

         Accounts receivable -- trade were $21.2 million and $6.2 million as of March 31, 1998 and 1997, respectively. The increase is primarily a result of the overall growth of Liberty Medical's sales in the fiscal year ended March 31, 1998, record shipments to new customers by Liberty Medical in December 1997 which required time to process, and delayed billing in the first six weeks of calendar 1998. During the fiscal year ending March 31, 1999, the Company expects days sales outstanding to decrease from the March 31, 1998 balance.

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

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company intends to upgrade its systems over the next 12-18 months in an effort to make more detailed data available on a system wide basis in a timely manner. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with modifications to existing software and conversions, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

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

         Direct-Response Advertising

         In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising. The Company can expect fluctuations in its advertising costs to attract and retain new customers. The Company expects that it will continue to incur substantial direct-response advertising and related costs in connection with the further expansion of its diabetes supplies business.

         Competition

         The Company is engaged in rapidly evolving and highly competitive fields. Competition from other sellers of diabetes supplies, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs, facilities and experience in marketing and distribution of products than does the Company. There can be no assurance that the Company's competitors will not succeed in developing products and services that are more effective than any that are being developed or sold by the Company.

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

         Certain aspects of the Company's business are subject to federal and state regulation. Federal regulation covers, among other things, reimbursement for diabetes testing supplies and the manufacturing, distribution and sale of the Company's drugs and medical devices. The Company believes that its operations comply with applicable federal and state laws and regulations in all material respects. However, changes in the law or new interpretations of existing laws could have a material adverse effect on the market for the Company's products and services on permissible activities of the Company, and the relative costs associated with doing business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         (a) The following documents are filed as part of this Annual Report on Form 10-K.

              1.     INDEX TO FINANCIAL STATEMENTS                                         PAGE
                                                                                           ----

                     Report of Independent Accountants                                      18

                     Consolidated Balance Sheets as of March 31, 1998 and 1997              19

                     Consolidated Statements of Operations for the years ended
                     March 31, 1998, 1997, and 1996                                         20


                     Consolidated Statements of Shareholders' Equity for the
                     years ended March 31, 1998, 1997, and 1996                             21

                     Consolidated Statements of Cash Flows for the years ended
                     March 31, 1998, 1997, and 1996                                         22

                     Notes to Consolidated Financial Statements                             23

              2. All schedules are omitted because the required information is either inapplicable or is presented in the consolidated financial statements or related notes thereto.

              3. The Exhibit Index immediately preceding the Exhibits filed as part of this Annual Report on Form 10-K is incorporated herein by reference.


REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF POLYMEDICA CORPORATION:

         We have audited the accompanying consolidated balance sheets of PolyMedica Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PolyMedica Corporation as of March 31, 1998 and 1997, and consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ Coopers & Lybrand L.L.P.
                                                     ---------------------------
                                                     Coopers & Lybrand L.L.P.

Boston, Massachusetts
May 6, 1998

                             POLYMEDICA CORPORATION
           (Dollars in thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,               MARCH 31,
                                                                                    1998                    1997
ASSETS                                                                            ---------------------------------


Current assets:

    Cash and cash equivalents                                                       $ 6,440               $ 11,028
    Accounts receivable -- trade (net of allowances
       of $3,914 and $1,061 in 1998 and 1997, respectively)                          21,207                  6,202
    Inventories                                                                       4,857                  5,481
    Deferred tax asset                                                                2,075                     --
    Prepaid expenses and other current assets                                           845                    958
                                                                                    -------               --------

           Total current assets                                                      35,424                 23,669

Property, plant, and equipment, net                                                   6,285                  6,271
Intangible assets, net                                                               39,555                 42,024
Direct response advertising, net                                                     10,899                  1,620
Deferred tax asset                                                                       --                  1,133
Other assets, net                                                                       238                    516
                                                                                    -------               --------

           Total assets                                                             $92,401               $ 75,233
                                                                                    =======               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable -- trade                                                       $ 8,221               $  2,982
    Accrued expenses                                                                  3,805                  3,403
    Senior debt and notes payable                                                     2,329                  2,658
                                                                                    -------               --------

           Total current liabilities                                                 14,355                  9,043

Senior debt and notes payable, net                                                   20,577                 22,818
Deferred income taxes                                                                 4,541                     --
                                                                                    -------               --------

           Total liabilities                                                         39,473                 31,861
                                                                                    -------               --------

Commitments (Note L)
Shareholders' equity:

    Preferred stock, $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                                            --                     --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; 8,909,718 and 8,583,001 shares
       issued in 1998 and 1997, respectively                                             89                     86
    Treasury stock, at cost (129,560 and 172,559 shares
       in 1998 and 1997, respectively)                                                 (706)                (1,115)
    Additional paid-in capital                                                       54,498                 53,338
    Accumulated deficit                                                                (164)                (7,783)
    Notes receivable from officers                                                     (789)                  (929)
    Currency translation adjustment                                                      --                   (225)
                                                                                    -------               --------

           Total shareholders' equity                                                52,928                 43,372
                                                                                    -------               --------

           Total liabilities and shareholders' equity                               $92,401               $ 75,233
                                                                                    =======               ========

         The accompanying notes are an integral part of the consolidated financial statements.
                                       19

                             POLYMEDICA CORPORATION
                    (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS

         YEAR ENDED MARCH 31,                                            1998               1997               1996
         ----------------------------------------------------------------------------------------------------------


         Revenues:
            Net product sales                                          $  73,825        $  29,880         $  24,328
            Royalties, exclusivity, development
              and license fees                                                --              573               435
                                                                       ---------        ---------         ---------
         Total revenues                                                   73,825           30,453            24,763

         Cost of product sales                                            35,575           13,603            10,210
                                                                       ---------        ---------         ---------
         Total revenues, less cost of product sales                       38,250           16,850            14,553

         Operating expenses:
             Selling, general and administrative                          28,546           12,315             8,988
             Research and development                                        280              670               649
                                                                       ---------        ---------         ---------
                                                                          28,826           12,985             9,637
                                                                       ---------        ---------         ---------
         Income from operations                                            9,424            3,865             4,916

         Other income and expense:
             Gain on sale of wound care business                           4,126               --                --
             Investment income                                               629              864               892
             Interest expense                                             (2,688)          (2,774)           (2,678)
                                                                       ---------        ---------         ---------
                                                                           2,067           (1,910)           (1,786)
         Income from continuing operations
              before income taxes                                         11,491            1,955             3,130

         Income tax provision (benefit)                                    3,872             (367)               55
                                                                       ---------        ---------         ---------
         Income from continuing operations                                 7,619            2,322             3,075

         Discontinued operations:
             Loss from operations                                             --               --              (923)
             Loss on disposal                                                 --               --            (1,878)
                                                                       ---------        ---------         ---------
                                                                              --               --            (2,801)
                                                                       ---------        ---------         ---------
         Net income                                                    $   7,619        $   2,322         $     274
                                                                       =========        =========         =========
         Income (loss) per weighted average share, basic:
             Income from continuing operations                         $     .88        $     .28         $     .43
             Discontinued operations                                          --               --              (.39)
                                                                       ---------        ---------         ---------

         Net income per weighted average share, basic                  $     .88        $     .28         $     .04
                                                                       =========        =========         =========
         Income (loss) per weighted average share, diluted:
             Income from continuing operations                         $     .79        $     .27         $     .41
             Discontinued operations                                          --               --              (.37)
                                                                       ---------        ---------         ---------
         Net income per weighted average share, diluted:               $     .79        $     .27         $     .04
                                                                       =========        =========         =========
         Weighted average shares, basic                                    8,652            8,259             7,096

         Weighted average shares, diluted                                  9,691            8,618             7,492



        The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1997, AND 1998
                             (DOLLARS IN THOUSANDS)

                                                            COMMON STOCK                  TREASURY STOCK             ADDITIONAL
                                                   NUMBER OF                       NUMBER OF                           PAID-IN
                                                     SHARES            AMOUNT       SHARES             AMOUNT          CAPITAL
                                                  ---------------------------       -------------------------          -------

Balance at March 31, 1995                         6,967,292            $69        (143,965)           $  (935)        $48,555
Exercise of stock options                            13,406              1                                                 63
Issuance of common stock                          1,131,937             11                                              6,272
Purchase of common stock                                                           (34,700)              (270)
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                 18,760                169             (83)
Amendment to warrant issued in
  connection with Hancock Notes                                                                                           110
Currency translation adjustment
Net Income
                                                  ---------             --         -------             ------          ------
Balance at March 31, 1996                         8,112,635            $81        (159,905)           $(1,036)        $54,917
Exercise of stock options                           245,966              3         (11,880)              (110)            924
Issuance of common stock                            224,400              2                                              1,115
Purchase of common stock                                                            (8,900)               (38)
Officer notes receivable
Payment of officer note receivable                                                  (9,832)               (93)
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                 17,958                162             (70)
Distribution of CardioTech stock to
  PolyMedica Shareholders                                                                                              (3,548)
Currency translation adjustment
Net Income
                                                  ---------             --         -------             ------          ------
Balance at March 31, 1997                         8,583,001             86        (172,559)            (1,115)         53,338
Exercise of stock options                           326,717              3                                              1,450
Issuance of common stock                                                            11,471                125            (125)
Payment of officer notes receivable                                                 (3,282)               (30)
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                 34,810                314            (165)
Currency translation adjustment
Net Income

Balance at March 31, 1998                         8,909,718            $89        (129,560)           $  (706)        $54,498
                                                  =========             ==        =========            ======          ======



                                                                    NOTES         CURRENCY          TOTAL
                                              ACCUMULATED        RECEIVABLE      TRANSLATION    SHAREHOLDER'S
                                                DEFICIT         FROM OFFICERS    ADJUSTMENT        EQUITY
                                                -------         -------------    ----------        ------

Balance at March 31, 1995                       $(10,379)           $(415)          $(169)        $36,726
Exercise of stock options                                                                              64
Issuance of common stock                                                                            6,283
Purchase of common stock                                                                             (270)
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                                    86
Amendment to warrant issued in
  connection with Hancock Notes                                                                       110
Currency translation adjustment                                                         7               7
Net Income                                           274                                              274
                                                 -------              ---             ---          ------
Balance at March 31, 1996                       $(10,105)           $(415)          $(162)        $43,280
Exercise of stock options                                                                             817
Issuance of common stock                                                                            1,117
Purchase of common stock                                                                              (38)
Officer notes receivable                                             (607)                           (607)
Payment of officer note receivable                                     93
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                                    92
Distribution of CardioTech stock to
  PolyMedica shareholders                                                                          (3,548)
Currency translation adjustment                                                       (63)            (63)
Net Income                                         2,322                                            2,322
                                                 -------              ---             ---          ------
Balance at March 31, 1997                         (7,783)            (929)           (225)         43,372
Exercise of stock options                                                                           1,453
Issuance of common stock
Payment of officer notes receivable                                   140                             110
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                                   149
Currency translation adjustment                                                       225             225
Net Income                                         7,619                                            7,619
                                                 -------              ---             ---          ------
Balance at March 31, 1998                       $   (164)           $(789)          $   0         $52,928
                                                 =======              ===             ===          ======

       The accompanying notes are an integral part of the consolidated financial statements.
                                       21


                                                   POLYMEDICA CORPORATION
                                                       (In Thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEAR ENDED MARCH 31,                                             1998            1997             1996
 ---------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
 Net income                                                     $ 7,619          $ 2,322           $   274
 Loss from discontinued operations                                   --               --             2,801
 Adjustments to reconcile net income
  to net cash flows from operating activities:

   Depreciation and amortization                                  3,243            3,045             2,708
   Amortization of direct-response advertising                    2,423              120                --
   Direct-response advertising                                  (11,702)          (1,740)               --
   Deferred income taxes                                          3,604           (1,138)               --
   Write-off of intangible assets                                    --               --               142
   Loss (gain) on disposal of fixed assets                          (60)               4                (6)
   Provision for bad debts                                        3,138              237                37
   Provision for sales allowances                                 4,846            1,369               915
   Provision for inventory obsolescence                              12               71               288
   Gain on sale of wound care business                           (4,126)              --                --
   Changes in assets and liabilities:
     Accounts receivable -- trade                               (22,988)          (3,650)             (861)
     Inventories                                                 (1,390)          (1,051)              628
     Prepaid expenses and other assets                              141             (389)              144
     Accounts payable -- trade                                    5,240              589              (143)
     Accrued expenses                                               125              459               465
                                                                 ------           ------            ------
     Total adjustments                                          (17,494)          (2,074)            4,317
                                                                 ------           ------            ------
         Net cash flows from continuing operations               (9,875)             248             7,392

         Net cash flows used for discontinued operations             --             (389)           (2,581)
                                                                 ------           ------            ------
         Net cash flows from operating activities                (9,875)            (141)            4,811
                                                                 ------           ------            ------
Cash flows from investing activities:
   Proceeds from sale of wound care business                      8,428               --                --
   Spinoff of CardioTech International, Inc.                         --           (3,830)               --
   Acquisition, net of cash acquired                                 --           (7,375)               --
   Purchase of property, plant, and equipment                    (2,303)            (913)           (1,782)
   Proceeds from sale of equipment                                  100               --                123
                                                                 ------           ------            -------
         Net cash flows from investing activities                 6,225          (12,118)           (1,659)
                                                                 ------           ------            -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         1,606              905             6,432
   Purchase of common stock                                          --              (38)             (270)
   Repayment (issuance) of officer notes receivable                 110             (607)               --
   Repayment of senior debt and notes payable                    (2,658)            (312)               --
                                                                 ------           ------            ------
         Net cash flows from financing activities                  (942)             (52)            6,162
                                                                 ------           ------            ------
         Net (decrease) increase in cash and cash equivalents    (4,592)         (12,311)            9,314
                                                                 ------           ------            ------
         Effect of exchange rate changes on cash                      4               37               (18)

         Cash and cash equivalents at beginning of period        11,028           23,302            14,006
                                                                 ------           ------            ------
         Cash and cash equivalents at end of period             $ 6,440          $11,028           $23,302
                                                                 ======           ======            ======
Supplemental disclosure of cash flow information:

         Cash paid during the period for interest               $ 2,728          $ 2,769           $ 2,667
         Income taxes paid                                           25               10                 5


         The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

         PolyMedica Corporation (the "Company") was incorporated as Emerging Sciences, Inc. in Massachusetts on November 16, 1988, and commenced commercial operations in October 1989. In July 1990, the Company changed its name to PolyMedica Industries, Inc. In June 1996, the Company distributed to its shareholders all of its shares of CardioTech International, Inc. ("CardioTech") in a transaction that qualified as a tax free spinoff. In August 1996, the Company purchased Liberty Medical Supply, Inc., a diabetes supply company. In July 1997, the Company sold certain assets of its U.S. and U.K. professional wound care operations. In September 1997, the Company changed its name to PolyMedica Corporation. The Company and its subsidiaries operate from manufacturing, distribution, and laboratory facilities located in Massachusetts, Florida, and Colorado.

         The Company generates sales from Diabetic Supplies; Consumer Healthcare, which includes OTC medical devices and urinary discomfort products; and Professional Products, which include prescription urologicals.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The operations of CardioTech are accounted for as discontinued operations in 1996, and accordingly, its operations are segregated in the accompanying consolidated statements of operations for the 1996 period presented. Net revenues, operating costs and expenses, and other income and expense have been reclassified for amounts associated with CardioTech's discontinued operations. See Note E.

USE OF ESTIMATES

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

EARNINGS PER COMMON SHARE

         In its fiscal quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which modifies the calculation of earnings per share ("EPS"). The Standard replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption. See Note M.

UNCERTAINTIES

         The Company is subject to risks common to companies in the healthcare industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, receipt of third party health care reimbursement, and compliance with FDA government regulations.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

         In 1998 and 1997, the Company invested primarily in commercial paper with initial maturities of 90 days or less and classifies all investments as held-to-maturity. All investments held as of March 31, 1998 and 1997 have been classified as cash equivalents and are carried at amortized cost which approximates market value.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred.

INTANGIBLE ASSETS

         The Company capitalizes and includes in intangible assets the costs of acquiring patents on its products, a customer list, a covenant-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on the straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. Patents, a customer list, a covenant-not-to-compete, and goodwill are amortized over seventeen, seven, ten, and seven to thirty years, respectively.

LONG-LIVED ASSETS

         Management's policy is to evaluate the recoverability of its long-lived assets when the facts and circumstances suggest that these assets may be impaired. The test of such recoverability is a comparison of the book value of the asset to expected cumulative (undiscounted) operating cash flows resulting from the underlying asset over its remaining life. If the book value of the long-lived asset exceeds undiscounted cumulative operating cash flows, the write-down is computed as the excess of the asset over the present value of the operating cash flow discounted at the Company's weighted average cost of capital over the remaining amortization period.

MARKETING AND PROMOTIONAL COSTS

         Advertising, promotional, and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

DIRECT-RESPONSE ADVERTISING

         In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         The Company capitalized direct-response advertising of $11.70 million and $1.74 million in 1998 and 1997, respectively. As of March 31, 1998 and 1997, accumulated amortization was $2.54 million and $120,000, which resulted in a net capitalized direct-response advertising asset of $10.90 million and $1.62 million, respectively. A total of $2.42 million and $120,000 in direct-response advertising was amortized and charged to selling, general and administrative expense in 1998 and 1997, respectively.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER ASSETS

         Other assets consist principally of senior debt issuance costs and deposits for equipment yet to be placed in service. Senior debt issuance costs are being amortized over ten years.

FOREIGN CURRENCY TRANSLATION

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in a separate component of Shareholders' Equity. As result of the inactivity of foreign subsidiaries caused by the sale of the U.S. and U.K. wound care business in July 1997, all foreign currency translation adjustments were expensed.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which range from five to twelve years. Amortization of leasehold improvements is computed using the straight-line method based on estimated useful lives or terms of the lease, whichever is shorter. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not depreciated until placed in service.

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

REVENUE RECOGNITION

         For product sales, the Company recognizes revenue upon shipment. Contracted development fees from corporate partners are recognized upon completion of service or the attainment of technical benchmarks, as appropriate. Royalty revenue from product sales is recognized based upon the terms of the royalty agreement, principally upon sale by the Company's distributors to end users.

         Included as reductions to gross accounts receivable -- trade are a sales allowance for returned goods and an allowance for bad debts. The Company recorded sales returns and bad debt write-offs of $5.13 million and $1.01 million in the fiscal years ended March 31, 1998 and 1997, respectively.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings, additional paid-in capital and the equity section of the balance sheet. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending March 31, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supercedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending March 31, 1999.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

         Certain amounts in the prior financial statements have been reclassified to conform with the current year presentation.

C.  SALE OF WOUND CARE BUSINESS:

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9 million in cash and issued to the Company an unsecured promissory note in the face amount of $4 million. The Company could realize an additional $4.5 million if IT achieves certain milestones, based on the performance of IT's stock and the performance of the acquired business. The Company will recognize as income additional proceeds in excess of the $9 million cash received only when and to the extent realized. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $4.1 million, respectively. Gain on the sale for the year ended March 31, 1998 was as follows:

     Gain on sale of wound care business                            $4,126

     Provision for income taxes related to gain                      1,390
                                                                     -----
     Gain on sale, net of income taxes                              $2,736
                                                                     =====
     Income per common share, diluted                               $  .29
                                                                     =====

D.  PURCHASE OF LIBERTY MEDICAL SUPPLY, INC.:

         On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical Supply, Inc. in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The acquisition agreement, as amended on March 26, 1997, for an aggregate purchase price of $10.26 million (including $490,000 of related expenses), which was comprised of (i) $7.35 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate amount of $1.30 million and (iii) 224,400 shares of the Company's common stock.

         The purchase price was allocated to net assets acquired based on their fair value at the date of acquisition, and the excess of the purchase price over the fair value of the assets acquired was recorded as attributable to a customer list ($1.82 million, to be amortized over seven years) and goodwill ($6.82 million, to be amortized over twenty years).

         If the acquisition had taken place at the beginning of the year ending March 31, 1997, giving effect to adjustments for amortization of intangible assets, interest income and interest expense for twelve months, the Company's pro forma (unaudited) revenues, net income and net income per share for the twelve months ended March 31, 1997 would have been $35.63 million, $2.50 million and $.29, respectively. If the acquisition had taken place at the beginning of the year ended March 31, 1996, the Company's pro forma revenues, net loss and net loss per share for the twelve months ended March 31, 1996 would have been $35.1 million, $228,000, and $.03, respectively.

E.  DISCONTINUED OPERATIONS:

         On March 1, 1996, the Company announced its strategic decision to distribute to its shareholders all of its shares of CardioTech under a plan which was approved by the Company's board of directors. In May 1996, the Company's board of directors declared a stock dividend for the purpose of making a distribution (the "Distribution") to the Company's shareholders of all of the outstanding shares it owned in CardioTech. The Company believes that the distribution of CardioTech Common Stock in the Distribution qualified as a "tax-free" spinoff under Section 355 of the Internal Revenue Code of 1986, as amended. CardioTech develops, manufactures and markets its polymer technologies with particular emphasis on the development of implantable synthetic grafts for a broad variety of applications, including vascular access grafts, peripheral grafts and coronary artery bypass grafts.

         Discontinued operations as shown on the consolidated statement of operations for the year ended March 31, 1996 reflect two components. Loss from discontinued operations, or $923,000, includes all CardioTech operating losses from April 1, 1995 through February 20, 1996, the date the Company's board of directors voted to proceed with the spinoff. Loss on disposal of CardioTech, or $1,878,000, principally includes operating losses from February 1996 through the June 1996 spinoff date and outside professional fees and other costs related to the spinoff.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Revenues and net loss for the fiscal year ended March 31, 1996 relating to discoutinued operations, excluding loss on disposal, were $166,000 and $983,000, respectively. Since CardioTech's inception, all facilities and support services, including research and administrative support, have been provided by the Company. In connection with the Distribution, CardioTech has entered into the following agreements with the Company:

DISTRIBUTION AGREEMENT

         This agreement allocates the costs related to the implementation of the Distribution between the Company and CardioTech and provides that each company will share equally any liabilities under the federal and any state securities laws incurred as a result of the Distribution to shareholders of the Information Statement.

LICENSE AGREEMENT

         The Company has granted to CardioTech an exclusive, perpetual, world-wide, royalty-free license for CardioTech to use all of the necessary patent and other intellectual property owned by the Company in the implantable devices and materials field (collectively, the "Licensed Technology"). The Company, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made or conceived by the Company during the term of the license that related to the Licensed Technology and all such inventions will be part of the technology licensed to CardioTech. CardioTech, at its own expense, will file patent or other applications for the protection of all new inventions formulated, made, or conceived by CardioTech during the term of the license that related to the Licensed Technology and all such inventions shall be exclusively licensed to the Company for use by the Company in fields other than the implantable devices and materials field.

F.  ACCOUNTS RECEIVABLE -- TRADE:

         As of March 31, 1998, Liberty Medical's gross unbilled receivables included in accounts receivable -- trade were $10.82 million. The increase in the unbilled receivables balance as of March 31, 1998 is primarily a result of the overall growth of Liberty Medical's sales in the fiscal year ended March 31, 1998, record shipments to new customers by Liberty Medical in December 1997 which required time to process, and delayed billing in the first six weeks of calendar 1998.

G.  INVENTORIES:
    (In thousands)

         Inventories consist of the following:



                                       March 31,        March 31,
                                          1998             1997
                                       ---------        ---------

          Raw materials                  $1,058          $2,168

          Work in process                   296             845

          Finished goods                  3,503           2,468
                                          -----           -----

                                         $4,857          $5,481
                                          =====           =====

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  PROPERTY, PLANT, AND EQUIPMENT:
    (In thousands)

         Property, plant, and equipment consist of the following:

                                                March 31,        March 31,
                                                  1998             1997
                                                ---------        ---------

           Manufacturing equipment                $1,841           $3,273

           Laboratory equipment                      188              766

           Land                                      663              663

           Building                                2,345            2,207

           Leasehold improvements                    343              585

           Furniture, fixtures, and office         2,638            1,448
           equipment

           Construction in progress                   --            1,818
                                                   -----            -----

                                                   8,018           10,760

           Less accumulated depreciation and      (1,733)          (4,489)
           amortization                            -----            -----


                                                  $6,285           $6,271
                                                   =====            =====


         Depreciation and amortization expense from continuing operations for property, plant, and equipment for the years ended March 31, 1998, 1997, and 1996, was approximately $838,000, $899,000, and $800,000, respectively.

I.  INTANGIBLE ASSETS:
    (In thousands)

         Intangible assets consist of the following:



                                              March 31,        March 31,
                                                 1998             1997
                                              ---------        ---------


           Goodwill                            $42,816          $43,460


           Covenant-not-to-Compete               6,800            6,800

           Customer list                         1,816            1,816

           Patents                                  --              258
                                                ------           ------

                                                51,432           52,334

           Less accumulated
           amortization                        (11,877)         (10,310)
                                                ------           ------
                                               $39,555          $42,024
                                                ======           ======

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amortization expense from continuing operations associated with intangible assets for the years ended March 31, 1998, 1997, and 1996, was $2,279,000, $2,117,000, and $1,811,000, respectively.

J.  ACCRUED EXPENSES:

         As of March 31, 1997, accrued expenses included $460,000 of accrued interest. As of March 31, 1998 and 1997, accrued expenses included $1.04 million and $771,000 respectively, of accrued taxes.

K.  SENIOR DEBT:

         In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to the John Hancock Mutual Life Insurance Company ("Hancock"), $25 million 10.65% Guaranteed Senior Secured Notes due January 31, 2003, and a warrant for the purchase of up to 500,000 shares of common stock of the Company at $13.50 each (the "Hancock Notes"). The effective interest rate of the Hancock Notes was 10.97%. Interest is payable semi-annually. At that time, the warrant was valued at $725,000 and was recorded as a discount to the Hancock Notes, to be amortized to expense over the life of the Hancock Notes. The warrant was exercisable beginning in January 1994. The Company recorded $89,000 of amortization expense each for the years ended March 31, 1998 and 1997. As of March 31, 1998 and 1997, there was $423,000 and
$511,000, respectively, of unamortized discount, netted against senior debt.

         Commencing on April 1, 1993, the Company and PMP USA are required to maintain certain covenants, including certain financial ratios as described in the loan documents. In addition, there are certain restrictions on the payment of dividends by PMP USA to PolyMedica Corporation. Fees incurred in connection with the Hancock Notes were $211,000, are classified as other assets, and are being amortized over the ten year life of the Hancock Notes.

         In January 1996, the Company and Hancock signed an amendment to the Hancock Notes. Under the terms of the amendment, scheduled semi-annual repayments of principal commence at $1.00 million each in fiscal 1998, increase to $2.08 million each beginning in January 2000 and are completed with a $7.50 million payment at January 31, 2003. Pursuant to the amendment, the exercise price for the Hancock warrant, exercisable for 536,993 shares of common stock of the Company, was reduced from $8.38 to $7.00 per share and the interest rate of the Hancock Notes was increased from 10.65% to 10.9%. In addition, the Company obtained less restrictive dividend terms and revised financial covenants. This amendment resulted in a revaluation of the warrant to $623,000, which compared with a $513,000 unamortized value on January 1, 1996. The difference of $110,000 was recorded to additional paid-in capital.

         As a result of a private placement of the Company's Common Stock in March 1996 and the acquisition of Liberty Medical in August 1996, the exercise price of the Hancock warrant was adjusted to $5.18 per share of common stock for a total of 543,464 shares exercisable under the warrant.

         Under the terms of the Hancock Notes, Hancock has a security interest in all of the assets of PMP USA and its subsidiary PolyMedica Pharmaceuticals (Puerto Rico), Inc. ("PMP PR").

         The Hancock Notes are collateralized by all of the assets of PMP USA and PMP PR, which amounted to approximately $44.9 million as of March 31, 1998.

         Interest expense recorded for the Hancock Notes was $2,634,000, $2,725,000, and $2,678,000 in the years ended March 31, 1998, 1997, and 1996, respectively.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.  COMMITMENTS:

         The Company leases its facilities and certain equipment under operating leases expiring through 2003. The annual future minimum lease and rental commitments as of March 31, 1998, under all the Company's leases are:

                                                                 (In thousands)

         1999                                                       $  756
         2000                                                          620
         2001                                                          355
         2002                                                          166
         2003                                                           52
                                                                    ------

         Total minimum lease payments                               $1,949
                                                                    ======

         Rental expense from continuing operations under these leases amounted to approximately $537,000, $368,000, and $330,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

         The Company had purchase commitments for equipment and building improvements of $0 and $130,000 as of March 31, 1998 and 1997, respectively.

M.  EARNINGS PER SHARE:

         (In thousands, except per share amounts)

         Calculation of per share earnings is as follows:


                                                                    FISCAL YEAR ENDED MARCH 31,


                                                                     1998       1997       1996
                                                                     ----       ----       ----

     Net income                                                    $7,619     $2,322       $274

     BASIC:

     Weighted average common stock outstanding, net of
        treasury stock, end of period                               8,652      8,259      7,096

     Net income per common share, basic                             $0.88      $0.28      $0.04
                                                                    =====      =====      =====

     DILUTED:

     Weighted average common stock outstanding, net of treasury
        stock, end of period                                        8,652      8,259      7,096

     Weighted average common stock equivalents                      1,039        359        396

     Weighted average common stock outstanding, net of treasury
        stock, end of period                                        9,691      8,618      7,492

     Net income per common share, diluted                           $0.79      $0.27      $0.04
                                                                    =====      =====      =====


N.  SHAREHOLDERS' EQUITY:

         In March 1992, the Company completed an initial public offering, selling 3 million newly issued shares of its common stock, resulting in net proceeds of $35.3 million. In November 1995, the Company completed a public offering of its common stock, selling 700,000 shares, resulting in net proceeds of $3.75 million. In March 1996, the Company sold 431,937 shares of its common stock for net proceeds of $2.55 million, pursuant to Regulation S of the Securities Act of 1933.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Each holder of outstanding common stock has a preferred stock purchase right (a "Right") for each share of common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a cash exercise price to be determined by the board of directors. Initially, the Rights will be attached to all common stock certificates and will not be exercisable. The Rights will become exercisable upon the earlier of certain events, including an acquisition by a person or group of 15% or more of the outstanding common stock (an "Acquiring Person"), or the commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning 15% or more of the outstanding common stock.

         The Company will generally be entitled to redeem the Rights at $.01 per share at any time until the tenth day following public announcement that a 15% stock position has been acquired. The Rights will expire on January 23, 2002, unless earlier redeemed or exchanged.

         Between June 1992 and May 1994, the Company's board of directors authorized the purchase of up to an aggregate of 1,750,000 shares of the Company's common stock on the open market, with any shares to be held in treasury. As of March 31, 1998, cumulative purchases of common stock totalled 239,193 for an aggregate of $1.69 million. The purpose of this purchase program is, in part, to provide shares of common stock for issuance pursuant to the 1992 Stock Purchase Plan and upon the exercise of the warrant issued to Hancock.

         In October 1994, the board of directors declared a 5% stock dividend paid on October 28, 1994, to holders of record as of October 14, 1994. Earnings per share for all periods presented have been restated to reflect the stock dividend.

O.  INCOME TAXES:

       Income (loss) before income taxes was generated as follows in the years ended March 31:


              (In thousands)                1998            1997           1996
                                            ----            ----           ----
              United States                $10,291           $1,994        $820

              Foreign                        1,200              (39)       (491)
                                            ------            -----         ---

                                           $11,491           $1,955        $329
                                            ======            =====         ===

         Income taxes related to discontinued operations are immaterial. The provision (benefit) for income taxes consists of the following for the years ended March 31:


              (In thousands)                   1998          1997          1996
                                               ----          ----          ----
              Federal - current                $  216        $(275)        $  55

                      - deferred                2,495           --            --
                                                -----         ----          ----

                      - total                  $2,711        $(275)        $  55
                                                -----         ----          ----

              State   - current                    52           65            --

                      - deferred                1,109         (157)           --
                                                -----         ----          ----
                      - total                  $1,161        $ (92)           --
                                                -----         ----          ----

              Total Federal and State          $3,872        $(367)        $  55
                                                =====         ====          ====

                                       31

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the Company's effective tax rate for operations and the U.S. statutory rate is as follows:



                                                           1998          1997          1996
                                                           ----          ----          ----

              U.S. statutory rate                           34.0%         34.0%        34.0%

              Change in valuation allowance                 (5.5%)       (60.5%)      (33.2%)

              State income taxes, net of U.S. Federal        6.6%          6.5%          --
               Income Tax effect

              Other                                         (1.9%)         1.2%         1.0%
                                                            -----         -----         ----

              Effective tax rate                            33.2%        (18.8%)        1.8%
                                                            -----         -----         ----


         During fiscal 1998, the Company determined that it is more likely than not, that tax assets remaining on March 31, 1998 will be realized. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997:



              (In thousands)                                               1998         1997
                                                                           ----         ----

              Deferred tax assets (liabilities) - current:

              Reserves                                                    $ 2,075          --
                                                                          =======      ======


              Deferred tax assets (liabilities) - long term:

              Federal and state net operating loss
                carryforwards                                             $ 1,558     $ 2,304

              Foreign net operating loss carryforwards                         --         643


              Other assets                                                     --       2,339

              Intangible assets                                            (1,291)       (841)

              Property, plant and equipment                                  (419)     (2,012)

              Direct-response advertising                                  (4,389)       (657)
                                                                         --------      ------

                                                                           (4,541)      1,776

              Valuation allowance                                              --        (643)

              Net deferred tax asset (liability) - long term             $ (4,541)     $1,133
                                                                         ========      ======



         As of March 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5.0 million available to offset future taxable income, expiring at various dates beginning in the year 2003 through 2013.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P.  MAJOR CUSTOMERS:

         Customers comprising more than 10% of the Company's: (1) net product sales, or (2) royalties, exclusivity, development and license fees, for the years ended March 31 are shown below as follows:



                                           NET PRODUCT SALES             FEES
                                           -----------------       --------------

                                           1997         1996       1997      1996
                                           ----         ----       ----      ----

               Customer A                   --           10%        17%       58%

               Customer B                   --           12%        --        --

               Customer C                   --           11%        --        --

               Customer D                   --           13%        --        23%

               Customer E                   --           --         --        13%

               Customer F                   --           --         55%       --

               Customer G                   --           --         23%       --



         Amounts due from Customer A were $13,000 as of March 31, 1997. As of March 31, 1998 and 1997, the amounts due from Health Care Financing Administration of the United States government related to Liberty Medical revenues was $4.64 million and $1.08 million, respectively. For the fiscal years ended March 31, 1998 and 1997, no customer represented more than 10% of the Company's consolidated revenues.

Q.  STOCK OPTIONS:

         The Company issues stock options under two plans: the 1990 Stock Option Plan (the "1990 Plan") and the 1992 Directors Stock Option Plan (the "Directors Plan"). In addition, in connection with the acquisition of American CDI, Inc., the Company assumed American CDI, Inc.'s 1991 Stock Option Plan (the "CDI Plan") (collectively, the "Plans").

         The 1990 Plan and the Directors Plan provide for the grant to certain individuals of stock options to purchase up to 2,400,000 and 200,000, respectively, of the Company's common stock. The CDI Plan, as assumed by the Company, provided for the grant of 61,905 shares of the Company's common stock. All share numbers for the Plans have been adjusted to reflect the 5% stock dividend declared and paid in October 1994.

         Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Option activity under the Plans is as follows:

                                                  Option                      Option
                                                  SHARES                      PRICES
                                                  ------                      ------
         Outstanding, March 31, 1995              1,483,895           $  .95     -  $13.33

                   Granted                          238,425             5.75     -    9.19
                   Exercised                        (13,406)            2.86     -    5.48
                   Cancelled                        (34,355)            5.48     -   12.38
                                                  ---------           --------------------

         Outstanding, March 31, 1996              1,674,559           $  .95     -  $13.33

                   Granted                        1,983,212              .71     -    6.38
                   Exercised                       (245,966)            2.06     -    7.86
                   Cancelled                     (1,435,197)             .95     -   13.33
                                                  ---------           --------------------

         Outstanding, March 31, 1997              1,976,608           $  .71     -  $ 6.38
                                                  ---------

                   Granted                          271,360             4.87     -   13.75
                   Exercised                       (326,717)             .71     -    5.38
                   Cancelled                        (46,736)            4.31     -    5.38
                                                  ---------           --------------------

          Outstanding, March 31, 1998             1,874,515           $  .71     -  $13.75
                                                  =========


         At March 31, 1998, 1,543,830 shares were exercisable and 330,685 shares will vest principally over three years under the Plans. There were 14,293, 85,615 and -0- shares remaining that are authorized for future option grants under the 1990 Plan, Directors Plan, and CDI Plan, respectively. The weighted average exercise price of shares exercisable as of March 31, 1998 was $4.64.

         At March 31, 1997, 1,635,615 shares were exercisable and 340,993 shares will vest principally under the Plans. There were 199,157, 125,375, and -0-shares remaining that are authorized for future option grants under the 1990 Plan, Directors Plan, and CDI Plan, respectively. The weighted average exercise price of shares exercisable as of March 31, 1997 was $4.22.

         In October 1996, the board of directors approved the cancellation of prior grants of 1,172,355 options whose exercise prices ranged from $.95 to $13.33 per common share. A total of 1,172,355 new options were granted whose exercise prices ranged from $.71 to $5.38 per common share.

Supplemental Disclosures for Stock-Based Compensation

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Summarized information about stock options outstanding as of March 31, 1998, is as follows:



                                                                                    Number of
                        Number of      Weighted Avg.                                 Options            Weighted-Avg.
Range of Exercise        Options         Remaining            Weighted Avg.        Outstanding-         Exercise-Price
     Prices            Outstanding    Contractual Life       Exercise Price        Exercisable           Exercisable
-----------------      -----------    ----------------       --------------       ------------         --------------

    $   .71 - 1.05          10,500          2.76                $   0.71            10,500                $   0.71

    $  2.10 - 3.15          99,075          3.32                $   2.14            99,075                $   2.14

    $  3.30 - 4.95       1,080,744          7.75                $   4.02           973,333                $   4.01

    $  5.25 - 7.88         422,096          5.15                $   5.43           386,822                $   5.41

    $ 10.00 - 13.75        262,100          9.47                $  12.12            74,100                $  12.71


         The fair value of each option granted during 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              1998        1997
                                                              ----        ----
    Dividend yield.......................................     none        none
    Expected volatility..................................     55.0%       55.0%
    Risk-free interest rate..............................     6.18%       6.05%
    Expected life........................................        4           4



        Weighted average fair value of options granted at fair
        value during:
             1998                                           $5.80
             1997                                           $2.13

Employee Stock Purchase Plan

         In January 1992, the board of directors adopted the 1992 Employee Stock Purchase Plan (the "1992 Plan"). Under the 1992 Plan, eligible employees of the Company may purchase shares of common stock, through payroll deductions, at the lower of 85% of fair market value of the stock at the beginning or the end of the offering period. Shares are issued to participants twice a year after each six-month offering period, which ends April 30 and October 31. The company issued 34,810 and 17,958 in the years ended March 31, 1998 and 1997 respectively. The weighted average fair values of shares issued under the 1992 Plan during the years ended March 31, 1997 and 1996 were $2.06 and $1.79, repectively.

         Had compensation cost for the Company's 1998 and 1997 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:


                                                         Net Income Per
                                      Net Income      Fully Diluted Share
                                      ----------      -------------------

        As reported:
             1998                       $7,619,000          $ .79
             1997                       $2,322,000          $ .27

        Pro forma:
             1998                       $7,003,000          $ .72
             1997                       $1,134,000          $ .13



         The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

R.  401(k) PLAN:

         The PolyMedica Corporation 401(k) Plan and Trust (the "401(k) Plan") is a voluntary savings plan for all eligible employees which is intended to qualify under Section 401(k) of the Internal Revenue Code. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitations. The Company may make matching contributions on behalf of participating employees of half of the dollar amount of each participating employee's contribution, up to a maximum of 3% of an employee's total cash compensation, subject to certain limitations.

         For the years ended March 31, 1998, 1997, and 1996, the Company paid and accrued matching contributions of $108,000, $69,000, and $57,000, respectively, for the 401(k) Plan participants.

S.  INTERIM INFORMATION (UNAUDITED):

         The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.


                                                                         (In thousands, except per share data)

                                                                                YEAR ENDED MARCH 31, 1998
                                                                   ----------------------------------------------------
                                                                   QTR. 1         QTR. 2*        QTR. 3        QTR. 4
                                                                   ------         -------        ------        ------

 Total revenue                                                     $13,958        $17,643        $20,668       $21,556

 Total revenues less cost of product sales                           7,230          9,664         10,448        10,908

 Net income                                                            831          3,915          1,383         1,490

 Net income per weighted average share, basic                      $  0.10        $  0.45        $  0.16       $  0.17

 Net income per weighted average share, diluted                    $  0.09        $  0.39        $  0.14       $  0.15

 *includes net income of $2.74 million or $0.29 per diluted share related to the gain on the sale of the wound care business


                                                                                YEAR ENDED MARCH 31, 1997
                                                                   ----------------------------------------------------
                                                                   QTR. 1         QTR. 2         QTR. 3        QTR. 4
                                                                   ------         ------         ------        ------

Total revenues                                                     $4,993         $7,103         $9,011        $9,346

Total revenues less cost of product sales                           3,166          4,412          4,683         4,589

Net income                                                            486            613            411           812

Net income per weighed average share, basic:                       $ 0.06         $ 0.07         $ 0.05        $ 0.10

Net income per weighted average share, diluted                     $ 0.06         $ 0.07         $ 0.05        $ 0.09


T.  RELATED PARTY TRANSACTIONS:

         In December 1994 and January 1997, certain executive officers of the Company purchased in the aggregate 100,000 and 100,000 shares, respectively, of the Company's common stock on the open market. The purchases, valued at $415,000 and $607,000, respectively, were funded by a note issued by the Company to each officer. The terms of the notes provide for each executive to repay the Company with Company shares within five years from the date of the note at a market value equal to the original principal of the note. The principal balance due is shown as notes receivable from officers in Shareholders' Equity on the Consolidated Balance Sheet.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of March 31, 1998, a total of $234,000 has been repaid, of which $110,000 was repaid in cash and $123,000 was repaid in shares of the Company's common stock, leaving a $789,000 balance.


U.  SUBSEQUENT EVENT:

         On April 30, 1998, the Company entered into a $7.5 million collateralized revolving credit facility with BankBoston, N.A., with a maturity date of March 31, 2001. The facility is collateralized by certain assets of the Company. Under the new facility, the Company is obligated to maintain certain financial covenants.





(b) There were no Current Reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.

                                    PART III



ITEMS 10-13.

         The information required for Part III in the Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership and Certain Beneficial Owners and Management," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

The following trademarks are used in this Annual Report on Form 10-K:



ChronoSphere, BASIS, PeeDee Dose, MEDI-AID, URISED, CYSTOSPAZ, ANESTACON, CYSTOSPAZ-M, AZO STANDARD, AZO CRANBERRY, B&O, SUPPRETTES, and AQUACHLORAL are registered trademarks of PolyMedica Corporation. AZO TEST STRIPS and Fever Alarm are trademarks of PolyMedica Corporation. MITRAFLEX and SPYROSORB are registered trademarks of Innovative Technologies, Ltd. Uristat is a trademark of Ortho Pharmaceutical Corp., a division of Johnson & Johnson. Xylocaine is a registered trademark of Astra USA, Inc. Pyridium is a registered trademark of Parke-Davis, a division of Warner-Lambert Co. Levsin is a trademark of Schwarz-Pharma, Inc. Cystex is a trademark of Numark Laboratories, Inc. Prodium is a trademark of Breckenridge Pharmaceutical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 25, 1998        PolyMedica Corporation

                             By: /s/ STEVEN J. LEE
                                 ----------------------------------------------
                                 Steven J. Lee
                                 Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 25, 1998        /s/ STEVEN J. LEE
                                 -----------------------------------------------
                                 Steven J. Lee
                                 Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated:  June 25, 1998        /s/ ERIC G. WALTERS
                                 -----------------------------------------------
                                 Eric G. Walters
                                 Chief Financial Officer, Treasurer and Clerk
                                 (Principal Financial and Accounting Officer)

Dated:  June 25, 1998        /s/ FRANK W. LOGERFO
                                 -----------------------------------------------
                                 Frank W. LoGerfo
                                 Director

Dated:  June 25, 1998        /s/ DANIEL S. BERNSTEIN
                                 -----------------------------------------------
                                 Daniel S. Bernstein
                                 Director

Dated:  June 25, 1998        /s/ MARCIA J. HOOPER
                                 -----------------------------------------------
                                 Marcia J. Hooper
                                 Director

Dated:  June 25, 1998        /s/ THOMAS S. SOLTYS
                                 -----------------------------------------------
                                 Thomas S. Soltys
                                 Director

Dated:  June 25, 1998        /s/ PETER K. HOFFMAN
                             ---------------------------------------------------
                                 Peter K. Hoffman
                                 Director

                                                    EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.

           EXHIBIT                                DESCRIPTION
           NUMBER                                 -----------
           ------
             2.1   -  Stock Purchase Agreement, dated as of August 30, 1996, among the Registrant, Liberty Medical Supply, Inc., and the Shareholders of Liberty Medical Supply, Inc. (19)

             2.2   -  Amendments dated March 26, 1997, to the Stock Purchase Agreement dated as of August 30, 1996, among the
                      Registrant, Liberty Medical Supply, Inc. and the Shareholders' of Liberty Medical Supply, Inc.(22)

             2.3   -  Asset Purchase Agreement dated as of June 23, 1997 by and among the Registrant, PolyMedica Industries UK,
                      Ltd., Innovative Technologies Limited, Innovative Technologies (US) Inc., and Innovative Technologies Group
                      Plc.(22)

             3.1   -  Restated Articles of Organization of the Company. (1)

             3.2   -  Amended and Restated By-Laws of the Company. (14)

             4.1   -  Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)

             4.2   -  Note and Warrant Agreement dated January 26, 1993 and $25,000,000 10.65% Guaranteed Senior Secured Notes due
                      January 31, 2003 of PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Pharmaceuticals (Puerto Rico),
                      Inc. and Warrant for 500,000 (subject to adjustment) shares of Common Stock, $0.01 per value, of the
                      Registrant. (6)

             4.3   -  Letter Agreement, Note Guarantee and Security Agreement, all dated April 27, 1993, by and among the
                      Registrant, PolyMedica Pharmaceuticals (U.S.A.), Inc., PolyMedica Pharmaceuticals (Puerto Rico), Inc.,
                      PolyMedica Securities, Inc., PolyMedica Pharmaceuticals Securities, Inc. and the John Hancock Mutual Life
                      Insurance Company. (9)

             4.4   -  Letter Agreement amending the Note and Warrant Agreement, dated June 15, 1993. (9)

             4.5   -  Letter Agreement amending the Note and Warrant Agreement dated March 29, 1994. (10)

             4.6   -  Letter Agreement amending the Note and Warrant Agreement dated June 17, 1994. (10)

             4.7   -  Letter Agreement amending the Note and Warrant Agreement dated June 30, 1994. (11)

             4.8   -  Letter Agreement amending the Note and Warrant Agreement dated October 27, 1994. (12)

             4.9   -  Letter Agreement amending the Note and Warrant Agreement dated June 27, 1995. (14)

             4.10  -  Letter Agreement amending the Note and Warrant Agreement dated October 18, 1995 (15)

             4.11  -  Letter Agreement amending the Note and Warrant Agreement dated June 19, 1996. (18)

             4.12  -  Letter Agreement amending the Note and Warrant Agreement dated August 2, 1996. (20)

             4.13  -  Letter Agreement amending the Note and Warrant Agreement dated October 30, 1996 (20)

             4.14  -  Letter Agreement amending the Note and Warrant Agreement dated January 23, 1997 (21)

            10.01  -  1990 Stock Option Plan, as amended. (14)

            10.02  -  1992 Employee Stock Purchase Plan, as amended. (14)

            10.03  -  1992 Directors' Stock Option Plan, as amended. (10)

            10.04  -  Rights Agreement dated as of January 23, 1992 by and between the Company and the First National Bank of
                      Boston. (3)

            10.05  -  Secured Promissory Note, dated June 11, 1991, executed by the Company and delivered to the Flagship Bank and
                      Trust Company. (1)

            10.06  -  Employment Agreement by and between the Registrant and Steven J. Lee dated May 16, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991. (1)(26)

            10.07  -  Letter agreement amendment by and between the Registrant and Steven J. Lee dated April 3, 1996. (17)(26)

            10.08  -  Letter agreement amendment by and between the Registrant and Dr. Andrew M. Reed dated April 3, 1996. (17)(26)

            10.09  -  Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991. (1)(26)



           EXHIBIT
           NUMBER                                  DESCRIPTION
           ------                                  -----------

            10.10  -  Employee Stock Purchase Agreement by and between the Registrant and Steven J. Lee dated May 16, 1990, as amended. (1)(26)

            10.11  -  Letter agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 3, 1996.
                      (17)(26)

            10.12  -  Letter agreement amendment by and between the Registrant and Robert J. Zappa dated April 3, 1996. (17)(26)

            10.13  -  Stock Restriction Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended. (1)

            10.14  -  Sublease dated February 10, 1992 by and between Ampex Corporation and the Registrant.(1)

            10.15  -  Supply Agreement, dated as of May 27, 1992, by and between Medtronic, Inc. and the Company. (2)(22)

            10.16  -  Employment Agreement by and between the Registrant and Eric G. Walters dated June 1, 1991 as amended by letter agreement dated December 5, 1991. (9)(26)

            10.17  -  Letter agreement amendment by and between the Registrant and Steven J. Lee dated March 18, 1993. (9)(26)


            10.18  -  Letter agreement amendment by and between the Registrant and Eric G. Walters dated April 3, 1996. (17)(26)

            10.19  -  Letter agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated March 18, 1993.
                      (9)(26)

            10.20  -  Letter agreement amendment by and between the Registrant and Dr. Andrew M. Reed dated March 18, 1993. (9)(26)

            10.21  -  Letter agreement amendment by and between the Registrant and Eric G. Walters dated March 18, 1993. (9)(26)

            10.22  -  Letter Agreement dated July 15, 1993 between Alcon Laboratories Inc. and the Registrant. (7)

            10.23  -  Purchase and Sale Agreement between Allstate Life Insurance Company as Seller and PolyMedica Corporation as
                      Buyer as of August 13, 1993. (8)

            10.24  -  Letter agreement amendment by and between the Registrant and Steven J. Lee dated March 31, 1994. (10)(26)

            10.25  -  Letter agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated March 31,
                      1994.(10)(26)

            10.26  -  Letter agreement amendment by and between the Registrant and Dr. Andrew M. Reed dated March 31, 1994. (10)(26)

            10.27  -  Letter agreement amendment by and between the Registrant and Eric G. Walters dated March 31, 1994. (10)(26)

            10.28  -  Employment Agreement between the Registrant and Robert J. Zappa dated August 23, 1992, as amended by letter agreement dated March 18, 1993, and further amended by letter agreement dated March 31, 1994. (10)(26)

            10.29  -  Mortgage, Assignment of Leases and Rents and Security Agreement between PolyMedica Pharmaceuticals (U.S.A.),
                      Inc. and John Hancock Mutual Life Insurance Company dated May 31, 1994. (10)

            10.30  -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon
                      (Puerto Rico) Inc. (10)(22)

            10.31  -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon Laboratories, Inc.
                      (10)(22)

            10.32  -  Letter Agreement dated March 25, 1994 between Alcon (Puerto Rico) Inc. and the Registrant. (10)

            10.33  -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated April 11, 1995. (14) (26)

            10.34  -  Amended and Restated License Agreement between the Registrant and CardioTech dated May 13, 1996. (17)

            10.35  -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 11, 1995.
                      (14) (26)

            10.36  -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated April 11, 1995. (14) (26)


           EXHIBIT                                DESCRIPTION
           NUMBER                                 -----------
           ------

            10.37  -  Letter Agreement amendment by and between the Registrant and Robert J. Zappa dated April 11, 1995. (14) (26)

            10.38  -  Letter Agreement to the Lease Agreement, dated February 16, 1995, by and between Robert W. Murray, Trustee of
                      Constitution Park Trust Three and the Registrant for offices and laboratory space in Woburn, Massachusetts.
                      (14)

            10.39  -  Letter Agreement dated February 2, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (14) (22)

            10.40  -  Letter Agreement dated May 3, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (14) (22)

            10.41  -  Construction Agreements dated March 1, 1994, June 15, 1994, and September 28, 1994, by and between the
                      Registrant and Execuspace Construction Corp. (14)

            10.42  -  Construction Agreements dated June 6, 1994, and October 13, 1994, by and between the Registrant and Commercial
                      Air Control, Inc. (14)

            10.43  -  Letter Agreement, dated March 20, 1995, by and between the Registrant and Alcon Laboratories, Inc. (15)

            10.44  -  Form of Warrant issued by the Registrant to the John Hancock Mutual Life Insurance Company (17)

            10.45  -  Form of Promissory Note, dated December 13, 1994, executed by certain officers and delivered to the Registrant
                      (15)

            10.46  -  Form of Jefferies & Company, Inc. and Rodman & Renshaw, Inc. Warrant (15)

            10.47  -  Form of Promissory Note made in favor of the Company by certain officers of the Company (21)

            10.48  -  Employment Agreement between the Registrant and Randy M. Sloan dated October 1, 1996 (26)

            10.49  -  1998 Executive Incentive Compensation Plan (23)(25)(26)

            10.50  -  Employment Agreement between the Registrant and Mark A. Libratore dated August 30, 1996, incorporated by reference as Exhibit D1 to the Stock Purchase Agreement dated August 30, 1996 among the Registrant, Liberty
                      Medical Supply, Inc., and the Shareholders of Liberty Medical Supply, Inc. (19)

            10.51  -  Amendment No. 1 to the Employment Agreement between the Registrant and Mark A. Libratore dated March 26, 1997, incorporated by reference into Amendments dated as of August 30, 1996, among the Registrant, Liberty Medical
                      Supply, Inc. and the Shareholders of Liberty Medical Supply, Inc. (22)

            10.52  -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated July 1, 1997. (23)(26)

            10.53  -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated July 1, 1997.
                      (23)(26)

            10.54  -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated July 1, 1997. (23)(26)

            10.55  -  Letter Agreement amendment by and between the Registrant and Randy M. Sloan dated July 1, 1997. (23)(26)

            10.56  -  Letter Agreement amendment by and between the Registrant and Robert J. Zappa dated July 1, 1997. (23)(26)

            10.57  -  Letter Agreement amendment by and between the Registrant and Randy M. Sloan dated September 16, 1997.(24)(26)

            10.58  -  Letter Agreement amendment by and between the Registrant and Mark A. Libratore dated January 19, 1998.(26)

            10.59  -  Agented Loan and Security Agreement dated April 30, 1998 by and between the Registrant and BankBoston, N.A.

            10.60  -  Master Note dated April 30, 1998 by and between the Registrant and BankBoston, N.A.

            21     -  Subsidiaries of the Registrant

            23.1   -  Consent of Coopers & Lybrand L.L.P.

            27.1   -  Financial Data Schedule - Fiscal Year Ended March 31, 1998.

            27.2   -  Financial Data Schedule - Restated Fiscal Year Ended March 31, 1997.

--------------

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

           18         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      1996, filed August 14, 1996.

           19         Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 13, 1996.

           20         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1996, filed November 13, 1996.



           21         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December
                      31, 1996, filed February 13, 1997.


           22         Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March
                      31, 1997, filed June 26, 1997.

           23         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      1997, filed July 31, 1997.

           24         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1997, filed October 31, 1997.

           25         Confidential treatment granted as to certain portions.

           26         Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item
                      14(c) of Form 10-K.