Form 10-Q
period 1998-06-30
POLYMEDICA CORP
filed 1998-07-20
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 1-13690
                                               -------


                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                           04-3033368
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


11 State Street, Woburn, Massachusetts                             01801
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (781) 933-2020
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]

         The number of shares outstanding of the registrant's class of Common Stock as of July 17, 1998 was 8,913,476 which includes 120,620 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I  -    FINANCIAL INFORMATION

Item 1  -    Unaudited Financial Statements

             Consolidated Balance Sheets at
                 June 30, 1998 and March 31, 1998                            3

             Consolidated Statements of Operations
                 for the three months ended June 30, 1998
                 and June 30, 1997                                           5

             Consolidated Statements of Cash Flows
                 for the three months ended June 30, 1998
                 and June 30, 1997                                           6

             Notes to Consolidated Financial Statements                      7

Item 2  -    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

PART II -    OTHER INFORMATION

Item 6  -    Exhibits and Reports on Form 8-K                               19

Signatures                                                                  20

Exhibit Index                                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                               JUNE 30,       MARCH 31,
                                                                1998            1998
                                                               -------        --------
                                                             (UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents                                  $ 9,759        $ 6,440
    Accounts receivable -- trade (net of
      allowances of $5,428 and $3,914 as of
      June 30 and March 31, 1998, respectively)                 17,190         21,207
    Inventories                                                  5,716          4,857
    Deferred tax asset                                           2,075          2,075
    Prepaid expenses and other
      current assets                                             1,877            845
                                                               -------        -------

             Total current assets                               36,617         35,424

Property, plant, and equipment, net                              6,563          6,285
Intangible assets, net                                          38,986         39,555
Direct response advertising, net                                12,801         10,899
Other assets, net                                                  233            238
                                                               -------        -------

             Total assets                                      $95,200        $92,401
                                                               =======        =======









The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)



                                                            JUNE 30,        MARCH 31,
                                                             1998             1998
                                                            -------         --------
                                                          (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                               $ 7,911         $ 8,221
    Accrued expenses                                          4,643           3,805
    Senior debt and notes payable                             2,329           2,329
                                                            -------         -------

         Total current liabilities                           14,883          14,355

Senior debt and notes payable, net                           20,599          20,577
Deferred income taxes                                         5,403           4,541
                                                            -------         -------

         Total liabilities                                   40,885          39,473
                                                            -------         -------

Commitments
Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                    --              --
    Common stock $.01 par value; 20,000,000
       shares authorized; 8,913,476 and 8,909,718
       issued as of June 30 and March 31, 1998,
       respectively                                              89              89
    Treasury stock, at cost, (120,620 and 129,560
       shares as of June 30 and March 31, 1998,
       respectively)                                           (646)           (706)
    Additional paid-in capital                               54,532          54,498
    Retained earnings (deficit)                               1,129            (164)
    Notes receivable from officers                             (789)           (789)
                                                            -------         -------

         Total shareholders' equity                          54,315          52,928
                                                            -------         -------

         Total liabilities and
            shareholders' equity                            $95,200         $92,401
                                                            =======         =======







The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      THREE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                       1998               1997
                                                      -------            -------

Net product sales                                     $20,661            $13,958

Cost of product sales                                   9,921              6,728
                                                      -------            -------

Gross margin                                           10,740              7,230

Operating expenses:
    Selling, general, and administrative                8,020              5,288
    Research and development                               42                123
                                                      -------            -------
                                                        8,062              5,411
                                                      -------            -------

Income from operations                                  2,678              1,819

Other income and expense:
    Investment income                                     114                139
    Interest expense                                     (637)              (698)
                                                      -------            -------
                                                         (523)              (559)
                                                      -------            -------

Income before income taxes                              2,155              1,260
Income tax provision                                      862                429
                                                      -------            -------

Net income                                            $ 1,293            $   831
                                                      =======            =======

Net income per weighted average share, basic          $   .15            $   .10
                                                      =======            =======

Net income per weighted average share, diluted        $   .13            $   .09
                                                      =======            =======

Weighted average shares, basic                          8,789              8,426

Weighted average shares, diluted                        9,771              9,021
















The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                   1998               1997
                                                                 -------            --------

Cash flows from operating activities:
    Net income                                                   $ 1,293           $   831
    Adjustments to reconcile net income to net cash flows
       from operating activities:
         Depreciation and amortization                               800               868
         Amortization of direct-response advertising               1,156               243
         Direct-response advertising                              (3,058)           (2,305)
         Deferred income taxes                                       862               504
         Provision for bad debts                                   1,445               216
         Provision for sales allowances                              959               334
         Changes in assets and liabilities:
             Accounts receivable--trade                            1,611            (5,695)
             Inventories                                            (858)              220
             Prepaid expenses and other assets                      (815)             (142)
             Accounts payable--trade                                (527)              266
             Accrued expenses                                        842             2,184
                                                                 -------           -------

               Total adjustments                                   2,417            (3,307)
                                                                 -------           -------

               Net cash flows from operating activities            3,710            (2,476)
                                                                 -------           -------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                      (482)             (588)
                                                                 -------           -------

Cash flows from financing activities:
    Proceeds from issuance of common stock                            91               159
    Repayment of officer notes receivable                             --                30
                                                                 -------           -------

                Net cash flows from financing activities              91               189
                                                                 -------           -------

Net increase (decrease) in cash and cash equivalents               3,319            (2,875)
                                                                 -------           -------

Effect of exchange rate changes on cash                               --                 2

Cash and cash equivalents at
    beginning of period                                            6,440            11,028
                                                                 -------           -------

Cash and cash equivalents at end of period                       $ 9,759           $ 8,155
                                                                 =======           =======







The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

2.       Inventories consist of the following: (In thousands)

                                                JUNE 30,              MARCH 31,
                                                  1998                  1998
                                                --------              ---------

          Raw materials                          $  785                $1,058
          Work in process                           450                   296
          Finished goods                          4,481                 3,503
                                                 ------                ------
                                                 $5,716                $4,857
                                                 ======                ======


3. In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" in item 2 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         The Company capitalized direct-response advertising of $3.06 million and $2.31 million in the three months ended June 30, 1998 and 1997, respectively. A total of $1.16 million and $243,000 in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ending June 30, 1998 and 1997, respectively. As of June 30 and March 31, 1998, accumulated amortization was $3.70 million and $2.54 million, which resulted in a net capitalized direct-response advertising asset of $12.80 million and $10.90 million, respectively

4. Promotional and sample costs, whose benefit is expected to assist sales in future interim periods, are allocated among those interim periods based upon the benefit received. Included in Prepaid Expenses and Other Current Assets as of June 30, 1998 are $448,000 of costs related to contacting and qualifying non-insulin using seniors with diabetes who first became Medicare eligible on July 1, 1998. These costs will be expensed during the remaining three quarters of the year ending March 31, 1999.

5.       Calculations of earnings per share are as follows:

         (In thousands, except per share data)

                                                                Three Months Ended
                                                                       June 30,
                                                              ------------------------
                                                                1998             1997
                                                              -------           ------

Net income                                                     $1,293           $  831

BASIC:
Weighted average common stock outstanding, net
  of treasury stock, end of  period                             8,789            8,426

                                                               $ 0.15           $ 0.10
Net income per common share, basic                             ======           ======

DILUTED:
Weighted average common stock outstanding, net
  of treasury stock, end of period                              8,789            8,426
Weighted average common stock equivalents                         982              595
Weighted average common stock outstanding, net                 ------           ------
  of treasury stock, end of period                              9,771            9,021

                                                               $ 0.13           $ 0.09
Net income per common share, diluted                           ======           ======



6. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 10, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Financial statements for prior periods have been restated.

The Company's total comprehensive income was as follows:

         (In thousands)


                                                    For the Three Months Ended
                                                              June 30,
                                                    --------------------------
                                                     1998                 1997
                                                    ------                ----

Net income                                          $1,293                $831
Other comprehensive expense, net of tax:
 Currency translation adjustment                        --                 (15)
                                                    ------                ----
Total other comprehensive expense                       --                 (15)
                                                    ------                ----
Total comprehensive income                          $1,293                $816
                                                    ======                ====



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

 8. The Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the fiscal year beginning April 1, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative, the resulting designation. The Company believes that adoption of the Statement will not have a material effect on the financial statements.

 9. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

10. On April 30, 1998, the Company entered into a $7.5 million collateralized revolving credit facility with BankBoston, N.A., with a maturity date of March 31, 2001. The facility is collateralized by certain assets of the Company. Under the new facility, the Company is obligated to maintain certain financial covenants. As of June 30, 1998 there were no amounts outstanding under this credit facility.

11. In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") in a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, will be recorded as Other Income in the quarter ending September 30, 1998.

         At the time of the July 1997 sale, the Company recognized $9 million of cash received. Through July 1998, the Company has realized total proceeds of $10.6 million. The Company could realize up to an additional $4.5 million if IT achieves certain milestones, which would bring the total potential value of the sale to $15.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

         PolyMedica is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary Liberty Medical Supply, Inc. Liberty Medical is a leading patient-focused, direct-mail distributor of more than 200 name-brand diabetes products to insulin and non-insulin using, Medicare-eligible seniors with diabetes. PolyMedica also holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

Diabetes Supplies

         Liberty Medical is the leading direct-mail distributor of diabetes testing supplies to patients who have Medicare. Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies and the related Medicare and insurance benefits to which they are entitled. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expenses, and offers the convenience of free home delivery of supplies.

         In July 1998, the Company began shipping diabetes supplies to non-insulin using seniors covered for the first time by Medicare. Many of the customers shipped were from the Company's database of seniors who had previously contacted the Company in response to its television advertising.

Consumer Healthcare

         The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's products are AZO-STANDARD(R), which provides relief from urinary tract discomfort, and AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract. During the three months ended March 31, 1998 the Company introduced AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit.

         The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a new Flexible Tip Thermometer with Fever Alarm(TM) that became available for the 1997-1998 cough and cold season. The Company custom manufacturers and/or distributes its other consumer healthcare products under private label and under the brand names of BASIS(R), MEDI-AID(R), PolyMedica and PeeDee Dose(TM).

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

Other

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Total net product sales increased by 48.0% to $20.66 million in the three months ended June 30, 1998, as compared with $13.96 million in the three months ended June 30, 1997. This increase is primarily the result of the increase in Liberty Medical sales.

         Net product sales of diabetes supplies increased by 88.7% to $15.68 million in the three months ended June 30, 1998, as compared with $8.31 million in the three months ended June 30, 1997. This growth is largely a result of the Company's increased advertising spending, including its initiation of television advertising at the end of fiscal 1997. The Company currently expects its promotional and advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

         Net product sales of consumer healthcare products increased by 34.1% to $2.60 million in the three months ended June 30, 1998 as compared with $1.94 million in the three months ended June 30, 1997. Sales of both the AZO product line and advanced thermometry products increased during the three months ended June 30, 1998. The Company has added to its product line by introducing both its Flexible-Tip Digital Thermometer and AZO Test Strips, sales of which were not included in the three months ended June 30, 1997.

         In the professional products group, there were $914,000 of nonrecurring net product sales of the Company's institutional wound care products in the three months ended June 30, 1997. Excluding the wound care product sales, recurring net product sales decreased by 14.8% to $2.38 million in the three months ended June 30, 1998, as compared with $2.80 million in the three months ended June 30, 1997. As noted above, certain assets of the wound care division were sold in July 1997. The decrease in professional products sales is primarily due to additional shipments of URISED in the three months ended June 30, 1997, which was the result of a reduction in the supply of generic products by the unexpected exit of a major supplier in the marketplace during that period.

         As a percentage of net product sales, overall gross margins were 52.0% in the three months ended June 30, 1998 and 51.7% in the three months ended June 30, 1997. Gross margins in the three months ended June 30, 1998 increased due to higher gross margins of diabetes-related product sales, resulting from changes in product mix and volume purchasing during the three months ended June 30, 1998.

         As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 38.8% for the three months ended June 30, 1998 as compared with 37.9% for the three months ended June 30, 1997. SG&A expenses increased by 51.7% in the three months ended June 30, 1998 to $8.02 million as compared with $5.29 million in the three months ended June 30, 1997. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical, and marketing and advertising costs related to its consumer healthcare products.

         Research and development expenses were $42,000 in the three months ended June 30, 1998 as compared with $123,000 in the three months ended June 30, 1997. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business which was more research and development intensive than the Company's other businesses.

         Investment income decreased by 18.0% to $114,000 in the three months ended June 30, 1998 as compared with $139,000 in the three months ended June 30, 1997 as the Company earned interest on lower average cash balances due to investments in direct-response advertising during the year ended March 31, 1998. Interest expense decreased by 8.7% to $637,000 in the three months ended

June 30, 1998 as compared with $698,000 in the three months ended June 30, 1997, reflecting $2.0 million of principal payments during the year ended March 31, 1998 on Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

         Pretax income increased by 71.0% to $2.15 million in the three months ended June 30, 1998, as compared with $1.26 million in the three months ended June 30, 1997. The Company's net income increased by 55.6% to $1.29 million, or $0.13 per diluted common share, in the three months ended June 30, 1998. This performance compares to net income of 831,000 or $0.09 per diluted common share, in the three months ended June 30, 1997. The Company's tax provision increased to 40% in the three months ended June 30, 1998 which compares with 34% in the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1996 public offering of 700,000 shares of common stock, and $2.75 million from the March sale of 431,937 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock $25 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"). In January 1996, the Company executed an amendment which increased the interest rate on the Hancock Notes to 10.9%.

         As of June 30, 1998, working capital was $21.73 million as compared with working capital of $21.07 and $15.79 million as of March 31, 1998 and June 30, 1997, respectively. Cash and cash equivalents were $9.76 million and $6.4 million as of June 30 and March 31, 1998, respectively.

         Accounts receivable -- trade were $17.2 million and $21.2 million as of June 30 and March 31, 1998, respectively. This decrease was a major contributor to the increase in cash at the end of the quarter.

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

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in some programs being unable to recognize the year 2000 in date fields, or recognizing it as the year 1900, resulting in malfunctions and system failures. The Company intends to upgrade its systems over the next 12-18 months in an effort to make more detailed data available on a system wide basis in a timely manner. Such costs will be capitalized and amortized over the useful life of the new software. This upgrade will be year 2000 compliant. The Company believes that with planned modifications to existing software and conversions, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations.

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

         Dependence on Single Manufacturing Facility for Professional Products

         A majority of the Company's professional products are manufactured at its headquarters facility in Woburn, Massachusetts. While the Company maintains business interruption insurance, any prolonged inability to utilize this facility as a result of fire, natural disaster or other event would have a material adverse effect on the Company's business, financial condition and results of operations. The Company complies with Good Manufacturing Practices ("GMP") regulations, prescribed by the Food and Drug Administration ("FDA"), in its internal manufacturing facilities. The FDA enforces the GMP regulations through its plant inspection program. If the Company fails to comply with GMP regulations, the Company could be required to make material expenditures and could experience manufacturing delays to return to compliance.

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

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index immediately following this report and incorporated herein by reference.

         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PolyMedica Corporation
                                         ------------------------------------
                                                    (registrant)



                                         /s/ Steven J. Lee
                                         ------------------------------------
                                         Steven J. Lee
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)



                                         /s/ Eric G. Walters
                                         ------------------------------------
                                         Eric G. Walters
                                         Chief Financial Officer, Treasurer,
                                         and Clerk (Principal Financial and
                                         Accounting Officer)





Dated: July 20, 1998

                                  Exhibit Index
                                  -------------



                             POLYMEDICA CORPORATION


Exhibit                            Description
-------                            -----------


10.61 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated July 1, 1998.

10.62 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated July 1, 1998.

10.63 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated July 1, 1998.

10.64 - Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated June 30, 1998.

27.1  -  Financial Data Schedule - Three Months Ended June 30, 1998

27.2  -  Financial Data Schedule - Restated Three Months Ended June 30, 1997