Form 10-Q
period 1998-09-30
POLYMEDICA CORP
filed 1998-10-26
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 1-13690
                                               -------

                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                            04-3033368
------------------------------                                ------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                 dentification No.)

 11 State Street, Woburn, Massachusetts                                 01801
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (781) 933-2020
                                                                  --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

         The number of shares outstanding of the registrant's class of Common Stock as of October 23, 1998 was 8,950,131 which includes 101,402 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I -     FINANCIAL INFORMATION

Item 1 -     Unaudited Financial Statements

             Consolidated Balance Sheets at
                      September 30 and March 31, 1998                        3

             Consolidated Statements of Operations
                      for the three and six months
                      ended September 30, 1998 and 1997                      5

             Consolidated Statements of Cash Flows
                      for the six months ended
                      September 30, 1998 and 1997                            6

             Notes to Consolidated Financial Statements                      7

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

PART II -    OTHER INFORMATION

Item 4 -     Submission of Matters to a Vote of Security Holders            23

Item 6 -     Exhibits and Reports on Form 8-K                               24

Signatures                                                                  25

Exhibit Index                                                               26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                         SEPT. 30,     MARCH 31,
                                                           1998          1998
                                                        (UNAUDITED)
                                                        -----------    ---------

ASSETS

Current assets:
    Cash and cash equivalents                             $10,162       $ 6,440
    Accounts receivable -- trade (net of
      allowances of $5,031 and $3,914 as of
      September 30 and March 31, 1998, respectively)       18,562        21,207
    Inventories                                             7,118         4,857
    Deferred tax asset                                      2,075         2,075
    Prepaid expenses and other
      current assets                                        1,727           845
                                                          -------       -------

             Total current assets                          39,644        35,424

Property, plant, and equipment, net                         6,607         6,285
Intangible assets, net                                     38,417        39,555
Direct-response advertising, net                           13,979        10,899
Other assets, net                                             236           238
                                                          -------       -------

             Total assets                                 $98,883       $92,401
                                                          =======       =======





  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                           SEPT. 30,        MARCH 31,
                                                             1998             1998
                                                          (UNAUDITED)
                                                          -----------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                               $ 9,439          $ 8,221
    Accrued expenses                                          3,883            3,805
    Senior debt and notes payable                             2,000            2,329
                                                            -------          -------

         Total current liabilities                           15,322           14,355

Senior debt and notes payable, net                           19,622           20,577
Deferred income taxes                                         6,895            4,541
                                                            -------          -------

         Total liabilities                                   41,839           39,473
                                                            -------          -------

Commitments

Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                    --               --
    Common stock $.01 par value; 20,000,000
       shares authorized; 8,950,131 and 8,909,718
       issued as of September 30 and March 31, 1998,
       respectively                                              89               89
    Treasury stock, at cost, (108,561 and 129,560
       shares as of September 30 and March 31, 1998,
       respectively)                                           (536)            (706)
    Additional paid-in capital                               54,599           54,498
    Retained earnings (deficit)                               3,613             (164)
    Notes receivable from officers                             (721)            (789)
                                                            -------          -------

         Total shareholders' equity                          57,044           52,928
                                                            -------          -------

         Total liabilities and
            shareholders' equity                            $98,883          $92,401
                                                            =======          =======





  The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       ----------------------     -----------------------
                                                       SEPT. 30,    SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                         1998         1997          1998           1997
                                                       ----------------------     -----------------------


Net product sales                                       $24,823      $17,643       $45,484       $31,601

Cost of product sales                                    11,878        7,979        21,799        14,707
                                                        -------      -------       -------       -------

Gross margin                                             12,945        9,664        23,685        16,894

Operating expenses:
  Selling, general, and administrative                    9,860        7,285        17,880        12,573
  Research and development                                   67           88           109           211
                                                        -------      -------       -------       -------
                                                          9,927        7,373        17,989        12,784

Income from operations                                    3,018        2,291         5,696         4,110

Other income and expense:
   Gain on sale of wound care business                    1,597        4,126         1,597         4,126
   Investment income                                        139          193           253           332
   Interest expense                                        (613)        (678)       (1,250)       (1,377)
                                                        -------      -------       -------       -------
                                                          1,123        3,641           600         3,081

Income before income taxes                                4,141        5,932         6,296         7,191
Income tax provision                                      1,657        2,017         2,519         2,445
                                                        -------      -------       -------       -------

Net income                                              $ 2,484      $ 3,915       $ 3,777       $ 4,746
                                                        =======      =======       =======       =======

Net income per weighted average share, basic            $   .28      $   .45       $   .43       $   .56
                                                        =======      =======       =======       =======

Net income per weighted average share, diluted          $   .26      $   .39       $   .39       $   .50
                                                        =======      =======       =======       =======

Weighted average shares, basic                            8,810        8,644         8,799         8,535

Weighted average shares, diluted                          9,721        9,965         9,746         9,493







  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                SIX MONTHS ENDED SEPT. 30,
                                                                                --------------------------
                                                                                  1998              1997
                                                                                -------           --------
Cash flows from operating activities:
    Net income                                                                  $ 3,777           $  4,746
    Adjustments to reconcile net income to net cash flows
       from operating activities:
         Gain on sale of wound care business                                     (1,597)            (4,126)
         Depreciation and amortization                                            1,615              1,657
         Amortization of direct-response advertising                              2,463                721
         Direct-response advertising                                             (5,542)            (5,092)
         Deferred income taxes                                                    2,354              2,877
         Provision for bad debts                                                  2,503                889
         Provision for sales allowances                                           1,631              1,117
         Provision for inventory obsolescence                                        --                 31
         Changes in assets and liabilities:
             Accounts receivable--trade                                          (1,489)           (10,107)
             Inventories                                                         (2,261)              (350)
             Prepaid expenses and other assets                                     (883)              (840)
             Accounts payable--trade                                              1,218              1,718
             Accrued expenses                                                        78              2,019
                                                                                -------           --------

               Total adjustments                                                     90             (9,486)
                                                                                -------           --------

               Net cash flows from operating activities                           3,867             (4,740)
                                                                                -------           --------

Cash flows from investing activities:
    Proceeds from sale of wound care business, net of related expenses            1,597              8,428
    Purchase of property, plant, and equipment                                     (744)            (1,343)
                                                                                -------           --------

               Net cash flows from investing activities                             853              7,085
                                                                                -------           --------

Cash flows from financing activities:
    Repayment of senior debt and notes payable                                   (1,329)            (1,329)
    Proceeds from issuance of common stock                                          269              1,464
    Repayment of officer notes receivable                                            68                110
                                                                                -------           --------

               Net cash flows from financing activities                            (992)               245
                                                                                -------           --------

Net increase in cash and cash equivalents                                         3,728              2,590
                                                                                -------           --------

Effect of exchange rate changes on cash                                              (6)                 2

Cash and cash equivalents at
    beginning of period                                                           6,440             11,028
                                                                                -------           --------

Cash and cash equivalents at end of period                                      $10,162           $ 13,620
                                                                                =======           ========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and its Quarterly Report on Form 10-Q for the period ended June 30, 1998.

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

2.      Inventories consist of the following: (In thousands)

                                              SEPT. 30,       MARCH 31,
                                                1998            1998
                                              ---------       ---------

              Raw materials                    $  661          $1,058
              Work in process                     238             296
              Finished goods                    6,219           3,503
                                               ------          ------
                                               $7,118          $4,857
                                               ======          ======

3. In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, as described in the "Factors Affecting Future Operating Results - Direct Response Advertising" in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         The Company capitalized direct-response advertising of $2.48 million and $2.79 million in the three months ended September 30, 1998 and 1997, respectively. A total of $1.30 million and $476,000 in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended September 30, 1998 and 1997, respectively. A total of $5.54 million and $5.09 million of direct-response advertising was capitalized in the six months ended September 30, 1998 and 1997, respectively. A total of $2.46 million and $721,000 in direct-response advertising was amortized and charged to selling, general and administrative expense in the six months ended September 30, 1998 and 1997, respectively. As of September 30 and March 31, 1998, accumulated amortization was $5.00 million and $2.54 million, which resulted in a net capitalized direct-response advertising asset of $13.98 million and $10.90 million, respectively.

4. In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") in a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the three and six months ended September 30, 1998.

         At the time of the July 1997 sale, the Company recognized $9 million of cash received. Through September 30, 1998, the Company has realized total proceeds of $10.6 million. The Company could realize up to an additional $4.5 million if IT achieves certain milestones, which would bring the total potential value of the sale to $15.1 million. Gain on the sale for the three and six months ended September 30, 1998 and 1997, is as follows:

(In thousands, except per share data)             Three Months Ended         Six Months Ended
                                                       Sept. 30,                 Sept. 30,
                                                   1998        1997          1998        1997
                                                  ------      ------        ------      ------

Gain on sale of wound care business               $1,597      $4,126        $1,597      $4,126
Provision for income taxes related to gain           639       1,403           639       1,403
                                                  ------      ------        ------      ------
Gain on sale, net of income taxes                 $  958      $2,723        $  958      $2,723
                                                  ======      ======        ======      ======
Income per common share, diluted, related to
  gain on sale of wound care business             $  .10      $  .27        $  .10      $  .29
                                                  ======      ======        ======      ======

5. Promotional and sample costs, whose benefit is expected to assist sales in future interim periods, are allocated among those interim periods based upon the benefit received. The Company capitalized $448,000 of costs as Prepaid Expenses and Other Current Assets as of June 30, 1998 related to contacting and qualifying non-insulin using seniors with diabetes who first became Medicare eligible on July 1, 1998. The balance of such costs as of September 30, 1998, was $298,000, reflecting $150,000 recorded as selling, general and administrative expense during the three months ended September 30, 1998. The $298,000 balance will be expensed during the remaining two quarters of the year ended March 31, 1999.

6.       Calculations of earnings per share are as follows:

(In thousands, except per share data)               Three Months Ended        Six Months Ended
                                                         Sept. 30,                Sept. 30,
                                                     1998        1997         1998        1997
                                                    ------      ------       ------      ------

Net income                                          $2,484      $3,915       $3,777      $4,746

BASIC:
Weighted average common stock outstanding,
  net of treasury stock, end of  period              8,810       8,644        8,799       8,535
Net income per common share, basic                  $  .28      $  .45       $ 0.43      $ 0.56
                                                    ======      ======       ======      ======

DILUTED:
Weighted average common stock outstanding,
  net of treasury stock, end of period               8,810       8,644        8,799       8,535
Weighted average common stock equivalents              911       1,321          947         958
                                                    ------      ------       ------      ------
Weighted average common stock outstanding,
  net of treasury stock, end of period               9,721       9,965        9,746       9,493
Net income per common share, diluted                $  .26      $  .39       $ 0.39      $ 0.50
                                                    ======      ======       ======      ======

7.       The Company's total comprehensive income was as follows:

(In thousands)                                      Three Months Ended        Six Months Ended
                                                         Sept. 30,                Sept. 30,
                                                     1998        1997         1998        1997
                                                    ------      ------       ------      ------

Net income                                          $2,484      $3,915       $3,777      $4,746

Other comprehensive expense, net of tax:
 Currency translation adjustment                        --         240           --         225
                                                    ------      ------       ------      ------
Total other comprehensive expense                       --         240           --         225
                                                    ------      ------       ------      ------
Total comprehensive income                          $2,484      $4,155       $3,777      $4,971
                                                    ======      ======       ======      ======

8. Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

          PolyMedica is currently addressing this concern. It has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct the problems. The Company expects these projects to be successfully completed during the remainder of 1998 and 1999.

          Year 2000 problems could affect production, distribution, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications or upgrades. In addition, the Company is addressing Year 2000 readiness from other aspects of the business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. The goal is to have remediated and replaced systems operational by June 1999 to allow time for testing and verification. In addition to the Company's in-house efforts, the Company is in the process of asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify Year 2000 readiness. The Company is testing such systems where appropriate and possible.

          External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, expenditures related to the Year 2000 problem have not been material. Such costs do not include normal system upgrades and replacements. The Company does not expect the future costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

          The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers (such as a large drug wholesaler or distributor) to continue operations due to such a problem, its results of operations or financial condition could be materially impacted.

          The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by its ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the results of operations or financial condition.

          The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the plan include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Year 2000 compliance.

9. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

          PolyMedica is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary, Liberty Medical Supply, Inc. Liberty Medical is the leading patient-focused, direct-mail distributor of more than 200 name-brand diabetes products to insulin and non-insulin using, Medicare-eligible seniors with diabetes. PolyMedica also holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

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

          In July 1998, the Company began shipping diabetes supplies to non-insulin using seniors covered for the first time by Medicare. Many of the customer orders shipped were from the Company's database of seniors who had previously contacted the Company in response to its television advertising.

          Effective October 1, 1998, Medicare instituted certain changes in reimbursement policy. See "Factors Affecting Future Operating Results - Healthcare Reimbursement" for further discussion.

Consumer Healthcare

          The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's products are AZO-STANDARD(R), which provides relief from urinary tract discomfort, and AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract. In January 1998, the Company introduced AZO Test Strips(TM), an in-home urinary tract infection testing kit.

          The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a new Flexible Tip Thermometer with Fever Alarm(TM) that first became available for the 1997-1998 cough and cold season. The Company custom manufactures and/or distributes its other consumer healthcare products under private label and under the brand names of BASIS(R), MEDI-AID(R), PolyMedica and PeeDee Dose(TM).

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

          The Company operates from manufacturing and distribution facilities located in Massachusetts, Florida and Colorado. Virtually all of the Company's product sales are denominated in U.S. dollars. The Company's research and development activities are funded from ongoing operations and relate to the manufacture of pharmaceutical products.

          Period to period comparisons of changes in net product sales are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

          Total net product sales increased by 40.7% to $24.82 million in the three months ended September 30, 1998, as compared with $17.64 million in the three months ended September 30, 1997. This increase is primarily the result of the increase in Liberty Medical sales.

          Net product sales of diabetes supplies increased by 72.6% to $18.74 million in the three months ended September 30, 1998, as compared with $10.86 million in the three months ended September 30, 1997. This growth is primarily due to larger than anticipated first-time shipments to non-insulin using (Type
II) diabetics and increased shipments to existing insulin using (Type I) diabetic customers. Liberty's sales gains during the second quarter further strengthened its position as the leading direct mail distributor of diabetes testing supplies to seniors. The number of seniors with diabetes covered by Medicare more than doubled on July 1, 1998 when Medicare reimbursement was extended to Type II diabetics, a group of approximately 2 million patients.

          Net product sales of consumer healthcare products increased by 33.8% to $3.82 million in the three months ended September 30, 1998, as compared with $2.85 million in the three months ended September 30, 1997. Sales of both the AZO product line and advanced thermometry products increased during the three months ended September 30, 1998. The Company added to its product line by introducing AZO Test Strips in January 1998, sales of which were not included in the three months ended September 30, 1997.

          In the professional products group, there was $108,000 of non-recurring net product sales of the Company's institutional wound care products in the three months ended September 30, 1997. Excluding the wound care product sales, net product sales decreased by 40.7% to $2.26 million in the three months ended September 30, 1998, as compared with $3.83 million in the three months ended September 30, 1997. The decrease in professional products sales is primarily due to additional shipments of URISED in the three months ended September 30, 1997, which was the result of a reduction in the supply of generic products by the unexpected exit of a major supplier in the marketplace.

          As a percentage of net product sales, overall gross margins were 52.1% in the three months ended September 30, 1998 and 54.8% in the three months ended September 30, 1997. Gross margins in the three months ended September 30, 1998 decreased due to the inclusion of a higher percentage of diabetes related products, whose gross margins are lower than the company average for products sold in the three months ended September 30, 1998.

          As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 39.7% for the three months ended September 30, 1998 as compared with 41.3% for the three months ended September 30, 1997. SG&A expenses increased by 35.3% in the three months ended September 30, 1998 to $9.86 million as compared with $7.29 million in the three months ended September 30, 1997. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical.

          Research and development expenses were $67,000 in the three months ended September 30, 1998 as compared with $88,000 in the three months ended September 30, 1997.

          Investment income decreased by 28.0% to $139,000 in the three months ended September 30, 1998 as compared with $193,000 in the three months ended September 30, 1997 as the Company earned interest on lower average cash balances due to investments in direct-response advertising and Liberty Medical infrastructure. Interest expense decreased by 9.6% to $613,000 in the three months ended September 30, 1998, as compared with $678,000 in the three months ended September 30, 1997, reflecting lower outstanding principal on the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

          In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") in a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the quarter ended September 30, 1998.

          At the time of the July 1997 sale, the Company recognized $9 million of cash received. Through September 30, 1998, the Company has realized total proceeds of $10.6 million. The Company could realize up to an additional $4.5 million if IT achieves certain milestones, which would bring the total potential value of the sale to $15.1 million.

          The Company recorded $1.60 million and $4.13 million pretax gains from the sale of the wound care business in the three months ended September 30, 1998 and 1997, respectively. Excluding these gains, pretax income was $2.54 million and $1.81 million in the three months ended September 30, 1998 and 1997, respectively. Total pretax income was $4.14 million in the three months ended September 30, 1998, which compares to $5.93 million in the three months ended September 30, 1997.

          The Company recorded $958,000 and $2.72 million after-tax gains from the sale of the wound care business in the three months ended September 30, 1998 and 1997, respectively. Excluding the gain described above, net income was $1.53 million, or $0.16 per diluted common share, in the three months ended September 30, 1998. This performance compares to income of $1.19 million, or $0.12 per common share, in the three months ended September 30, 1997. The Company's total net income was $2.48 million, or $0.26 per diluted common share, in the three months ended September 30, 1998. This performance compares with net income of $3.92 million, or $0.39 per diluted common share, in the three months ended September 30, 1997.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997

          Total net product sales increased by 43.9% to $45.48 million in the six months ended September 30, 1998, as compared with $31.60 million in the six months ended September 30, 1997. This increase is primarily the result of the increase in Liberty Medical sales.

          Net product sales of diabetes supplies increased by 79.6% to $34.42 million in the six months ended September 30, 1998, as compared with $19.17 million in the six months ended

September 30, 1997. This growth is primarily due to larger than anticipated first-time shipments to non-insulin using (Type II) diabetics and increased shipments to existing insulin using (Type I) diabetic customers.

          Net product sales of consumer healthcare products increased by 33.9% to $6.41 million in the six months ended September 30, 1998 as compared with $4.79 million in the six months ended September 30, 1997. Sales of both the AZO product line and advanced thermometry products increased during the six months ended September 30, 1998. The Company has added to its product line by introducing AZO Test Strips in January 1998, sales of which were not included in the six months ended September 30, 1997.

          In the professional products group, there was $1.02 million nonrecurring net product sales of the Company's institutional wound care products in the six months ended September 30, 1997. Excluding the wound care product sales, recurring net product sales decreased by 29.8% to $4.65 million in the six months ended September 30, 1998, as compared with $6.62 million in the six months ended September 30, 1997. As noted above, certain assets of the wound care division were sold in July 1997. The decrease in professional products sales is primarily due to additional shipments of URISED in the six months ended September 30, 1997, which was the result of a reduction in the supply of generic products by the unexpected exit of a major supplier in the marketplace during that period.

          As a percentage of net product sales, overall gross margins were 52.1% in the six months ended September 30, 1998 and 53.4% in the six months ended September 30, 1997. Gross margins in the six months ended September 30, 1998 decreased due to the inclusion of a higher percentage of diabetes related products, whose gross margins are lower than the company average for products sold in the three months ended September 30, 1998.

          As a percentage of net product sales, SG&A was 39.3% for the six months ended September 30, 1998 as compared with 39.8% for the six months ended September 30, 1997. SG&A expenses increased by 42.2% in the six months ended September 30, 1998 to $17.88 million as compared with $12.57 million in the six months ended September 30, 1997. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical.

          Research and development expenses were $109,000 in the six months ended September 30, 1998 as compared with $211,000 in the six months ended September 30, 1997. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business which was more research and development intensive than the Company's other businesses.

          Investment income decreased by 23.8% to $253,000 in the six months ended September 30, 1998 as compared with $332,000 in the six months ended September 30, 1997 as the Company earned interest on lower average cash balances due to investments in direct-response advertising and in Liberty Medical infrastructure. Interest expense decreased by 9.2% to $1.25 million in the six months ended September 30, 1998 as compared with $1.38 million in the six months ended September 30, 1997, reflecting lower outstanding principal on the Hancock Notes.

          In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") in a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the six months ended September 30, 1998.

          The Company recorded $1.60 million and $4.13 million pretax gains from the sale of the wound care business in the six months ended September 30, 1998 and 1997, respectively. Excluding these gains, pretax income was $4.70 million and $3.06 million in the six months ended September 30, 1998 and 1997, respectively. Total pretax income was $6.30 million in the six months ended September 30, 1998, which compares to $7.19 million in the six months ended September 30, 1997.

          The Company recorded $958,000 and $2.72 million after-tax gains from the sale of the wound care business in the six months ended September 30, 1998 and 1997, respectively. Excluding the gain described above, net income was $2.82 million, or $0.29 per diluted common share, in the six months ended September 30, 1998. This performance compares to income of $2.02 million, or $0.21 per diluted common share, in the six months ended September 30, 1997. The Company's total net income was $3.78 million, or $0.39 per diluted common share, in the six months ended September 30, 1998. This performance compares with net income of $4.75 million, or $0.50 per diluted common share, in the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of 700,000 shares of common stock, and $2.75 million from the March 1996 sale of 431,937 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock the Hancock Notes.

          As of September 30, 1998, working capital was $24.32 million as compared with working capital of $21.07 million and $20.31 million as of March 31, 1998 and September 30, 1997, respectively. Cash and cash equivalents were $10.16 million and $6.44 million as of September 30 and March 31, 1998, respectively.

          Accounts receivable -- trade was $18.6 million and $21.2 million as of September 30 and March 31, 1998, respectively. The decrease in accounts receivable was a major contributor to the increase in operating cash flows during the six months ended September 30, 1998.

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

YEAR 2000 COMPLIANCE

          The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in some programs being unable to recognize the year 2000 in date fields, or recognizing it as the year 1900, resulting in malfunctions and systems failures. The Company is in the process of upgrading its systems in an effort to make more detailed data available on a system wide basis in a timely manner. Such costs will be capitalized and amortized over the useful life of the new software. This upgrade will be year 2000 compliant. The Company believes that with planned modifications to existing software and conversions, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations. (See Note 8 in Notes to Consolidated Financial Statements.)

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

          Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetes supplies to existing customers must be verified before shipment and that all doctors orders for diabetic supplies are valid for a period of six months. In addition, the new regulations require that Type I Medicare diabetic customers who test more frequently than three times per day or Type II Medicare diabetic customers who test more frequently than one time per day visit physician every six months and maintain a 30 day log book for compliance.

          The Company's customer service department, as part of its ongoing contact with existing customers to obtain approval documents and answer product questions, will now undertake to determine testing supply levels and verify compliance testing and the renewal of doctors orders. Management is currently evaluating the effects of implementing these new guidelines.

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

          Dependence on Reorders - Change in Demand for Diabetes Supplies

          The Company generally incurs negative cash flow with respect to the first order for its diabetes supplies from a customer due primarily to customer acquisition costs, including advertising and Medicare and secondary insurance compliance costs. Accordingly, the profitability of the Company's diabetes supplies business depends on recurring orders. Reorder rates are inherently uncertain and are subject to several factors, many of which are outside of the Company's control, including customer shifts to nursing homes or other forms of managed care, customer mortality, changing customer preferences, customer approvals of quarterly orders, general economic conditions and customer satisfaction. Furthermore, efforts are underway to improve treatment of, and to seek a cure for, diabetes. Significant developments in either area could substantially reduce or eliminate the demand for the diabetes supplies sold by the Company.

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

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on September 10, 1998, the following proposals were adopted by the votes specified below:

Proposal
--------
                                          For          Against        Abstain
                                       ---------      ---------       -------
Election of Directors:
 Marcia J. Hooper                      5,493,597                      886,453(1)
 Frank W. LoGerfo, M.D.                5,494,547                      885,503(1)

To approve the Company's
 1998 Stock Incentive Plan             4,909,616      1,122,633       347,801

Ratification of
 PricewaterhouseCoopers LLP
 as the Company's independent
 public accountants                    6,298,194         75,244         6,612


----------------------

(1)      Represents votes "withheld" from each respective director.

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a) See Exhibit Index immediately following this report and incorporated herein by reference.

        (b) There were no reports on Form 8-K filed during the three months ended September 30, 1998.

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




Dated: October 26, 1998

                                  EXHIBIT INDEX

                             POLYMEDICA CORPORATION


Exhibit                            Description
-------                            -----------

10.65 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated September 22, 1998.

10.66 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 22, 1998.

10.67 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated September 22, 1998.

10.68 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Mark A. Libratore dated September 22, 1998.

27.1  -     Financial Data Schedule - Six Months Ended September 30, 1998.

27.2  -     Financial Data Schedule - Restated Six Months Ended September 30,
            1997.