Form 10-Q
period 1998-12-31
POLYMEDICA CORP
filed 1999-01-25
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-19842
                                               -------

                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                           04-3033368
-------------------------------                             -------------------
 State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

 11 State Street, Woburn, Massachusetts                            01801
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (781) 933-2020
                                                            -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's class of Common Stock as of January 22, 1999 was 9,060,654 which includes 78,003 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  -   FINANCIAL INFORMATION

Item 1  -   Unaudited Financial Statements

            Consolidated Balance Sheets at December 31 and
              March 31, 1998                                                  3

            Consolidated Statements of Operations for the
              three and nine months ended December 31, 1998
              and 1997                                                        5

            Consolidated Statements of Cash Flows for the nine
              months ended December 31, 1998 and 1997                         6

            Notes to Consolidated Financial Statements                        7

Item 2  -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

PART II -   OTHER INFORMATION

Item 6  -   Exhibits and Reports on Form 8-K                                 21

Signatures                                                                   22

Exhibit Index                                                                23

                         PART I - FINANCIAL INFORMATION


ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                DEC. 31,        MARCH 31,
                                                                 1998            1998
                                                               --------         --------
                                                              (UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents                                  $  9,157         $ 6,440
    Accounts receivable -- trade (net of
      allowances of $6,502 and $3,914 as of
      December 31 and March 31, 1998, respectively)              29,184          21,207
    Inventories                                                   7,064           4,857
    Deferred tax asset                                            2,075           2,075
    Prepaid expenses and other
      current assets                                              1,780             845
                                                               --------         -------

             Total current assets                                49,260          35,424

Property, plant, and equipment, net                               6,847           6,285
Intangible assets, net                                           37,847          39,555
Direct-response advertising, net                                 14,157          10,899
Other assets, net                                                   316             238
                                                               --------         -------

             Total assets                                      $108,427         $92,401
                                                               ========         =======




















The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                                    DEC. 31,       MARCH 31,
                                                                     1998            1998
                                                                  (UNAUDITED)
                                                                  -----------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                                      $ 10,276        $ 8,221
    Accrued expenses                                                  4,497          3,805
    Senior debt and notes payable                                     2,000          2,329
                                                                   --------        -------

         Total current liabilities                                   16,773         14,355

Senior debt and notes payable, net                                   19,644         20,577
Revolving credit facility                                             5,000             --
Deferred income taxes                                                 7,832          4,541
                                                                   --------        -------

         Total liabilities                                           49,249         39,473
                                                                   --------        -------

Commitments

Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                            --             --
    Common stock $.01 par value; 20,000,000
       shares authorized; 9,059,304 and 8,909,718
       issued as of December 31 and March 31, 1998,
       respectively                                                      91             89
    Treasury stock, at cost, (78,003 and 129,560
       shares as of December 31 and March 31, 1998,
       respectively)                                                   (288)          (706)
    Additional paid-in capital                                       54,737         54,498
    Retained earnings (deficit)                                       5,359           (164)
    Notes receivable from officers                                     (721)          (789)
                                                                   --------        -------

         Total shareholders' equity                                  59,178         52,928
                                                                   --------        -------

         Total liabilities and
            shareholders' equity                                   $108,427        $92,401
                                                                   ========        =======



The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    ---------------------       ---------------------
                                                    DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,
                                                     1998           1997         1998          1997
                                                    -------       -------       -------       -------

Net product sales                                   $28,791       $20,668       $74,275       $52,269

Cost of product sales                                13,965        10,220        35,764        24,927
                                                    -------       -------       -------       -------

Gross margin                                         14,826        10,448        38,511        27,342

Operating expenses:
  Selling, general, and administrative               11,351         7,838        29,231        20,411
  Research and development                               43            25           152           236
                                                    -------       -------       -------       -------
                                                     11,394         7,863        29,383        20,647

Income from operations                                3,432         2,585         9,128         6,695

Other income and expense:
   Gain on sale of wound care business                   --            --         1,597         4,126
   Investment income                                    105           175           358           507
   Interest expense                                    (627)         (665)       (1,877)       (2,042)
                                                    -------       -------       -------       -------
                                                       (522)         (490)           78         2,591

Income before income taxes                            2,910         2,095         9,206         9,286
Income tax provision                                  1,164           712         3,683         3,157
                                                    -------       -------       -------       -------

Net income                                          $ 1,746       $ 1,383       $ 5,523       $ 6,129
                                                    =======       =======       =======       =======

Net income per weighted average share, basic        $   .20       $   .16       $   .62       $   .71
                                                    =======       =======       =======       =======

Net income per weighted average share, diluted      $   .18       $   .14       $   .57       $   .63
                                                    =======       =======       =======       =======


Weighted average shares, basic                        8,933         8,756         8,844         8,609

Weighted average shares, diluted                      9,832         9,975         9,774         9,654










The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)


                                                                              NINE MONTHS ENDED DEC. 31,
                                                                              -------------------------
                                                                                1998             1997
                                                                              --------         --------

Cash flows from operating activities:
    Net income                                                                $  5,523         $  6,129
    Adjustments to reconcile net income to net cash flows
       from operating activities:
         Gain on sale of wound care business                                    (1,597)          (4,126)
         Depreciation and amortization                                           2,446            2,439
         Amortization of direct-response advertising                             3,869            1,450
         Direct-response advertising                                            (7,126)          (9,573)
         Deferred income taxes                                                   3,291            3,715
         Provision for bad debts                                                 4,628            2,025
         Provision for sales allowances                                          2,302            2,208
         Provision for inventory obsolescence                                       --               25
         Changes in assets and liabilities:
             Accounts receivable--trade                                        (14,908)         (14,026)
             Inventories                                                        (2,206)          (1,934)
             Prepaid expenses and other assets                                  (1,018)            (127)
             Accounts payable--trade                                             2,054            3,514
             Accrued expenses                                                      692            3,820
                                                                              --------         --------

               Total adjustments                                                (7,573)         (10,590)
                                                                              --------         --------

               Net cash flows from operating activities                         (2,050)          (4,461)
                                                                              --------         --------

Cash flows from investing activities:
    Proceeds from sale of wound care business, net of related expenses           1,597            8,428
    Purchase of property, plant, and equipment                                  (1,218)          (2,069)
                                                                              --------         --------

               Net cash flows from investing activities                            379            6,359
                                                                              --------         --------

Cash flows from financing activities:
    Borrowings under revolving credit facility                                   5,000               --
    Repayment of senior debt and notes payable                                  (1,329)          (1,329)
    Proceeds from issuance of common stock                                         656            1,576
    Repayment of officer notes receivable                                           68              110
                                                                              --------         --------

                Net cash flows from financing activities                         4,395              357
                                                                              --------         --------

Net increase in cash and cash equivalents                                        2,724            2,255
                                                                              --------         --------

Effect of exchange rate changes on cash                                             (7)               4

Cash and cash equivalents at
    beginning of period                                                          6,440           11,028
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $  9,157         $ 13,287
                                                                              ========         ========





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and its Quarterly Report on Form 10-Q for the periods ended June 30 and September 30, 1998.

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

2.       Inventories consist of the following: (In thousands)

                                                 DEC. 31,     MARCH 31,
                                                  1998          1998
                                                 -------      --------

         Raw materials                           $  571        $1,058
         Work in process                            424           296
         Finished goods                           6,069         3,503
                                                 ------        ------
                                                 $7,064        $4,857
                                                 ======        ======


3. In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, as described in the "Factors Affecting Future Operating Results - Direct Response Advertising" in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. Management assesses the realizability of the amounts of direct- response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         The Company capitalized direct-response advertising of $1.58 million and $4.48 million in the three months ended December 31, 1998 and 1997, respectively. A total of $1.41 million and $731,000 in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended December 31, 1998 and 1997, respectively. A total of $7.13 million and $9.57 million of direct-response advertising was capitalized in the nine months ended December 31, 1998 and 1997, respectively. A total of $3.87 million and $1.45 million in direct-response advertising was amortized and charged to selling, general and administrative expense in the nine months ended December 31, 1998 and 1997, respectively. As of December 31 and March 31, 1998, accumulated amortization was $6.41 million and $2.54 million, which resulted in a net capitalized direct-response advertising asset of $14.16 million and $10.90 million, respectively.

4. As of December 31, 1998, Liberty Medical's gross unbilled receivables included in accounts receivable - trade were $19.25 million. This increase in the unbilled receivables balance as of December 31, 1998 primarily is a result of record shipments by Liberty Medical during the three months ended December 31, 1998.

5. In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") pursuant to a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the nine months ended December 31, 1998.

         At the time of the July 1997 sale, the Company recognized $9 million of cash received. Through December 31, 1998, the Company has realized total proceeds of $10.6 million. The Company could realize up to an additional $4.5 million if IT achieves certain milestones, which would bring the total potential value of the sale to $15.1 million. Gain on the sale for the nine months ended December 31, 1998 and 1997, is as follows:



(In thousands, except per share data)                       Nine Months Ended
                                                                 Dec. 31,
                                                             1998       1997
                                                            ------     ------

Gain on sale of wound care business                         $1,597     $4,126
Provision for income taxes related to gain                     639      1,403
                                                            ------     ------
Gain on sale, net of income taxes                           $  958     $2,723
                                                            ======     ======
Income per common share, diluted, related to
gain on sale of wound care business                         $  .10     $  .28
                                                            ======     ======


6. Promotional and sample costs, whose benefit is expected to assist sales in future interim periods, are allocated among those interim periods based upon the benefit received. The Company capitalized $448,000 of costs as Prepaid Expenses and Other Current Assets as of June 30, 1998 related to contacting and qualifying non-insulin using seniors with diabetes who first became Medicare eligible on July 1, 1998. The balance of such costs as of December 31, 1998, was $149,000, reflecting $299,000 recorded as selling, general and administrative expense during the six months ended December 31, 1998. The $149,000 balance will be expensed during the quarter ended March 31, 1999.

7. Calculations of earnings per share are as follows:


(In thousands, except per share data)                  Three Months Ended        Nine Months Ended
                                                             Dec. 31,                  Dec. 31,
                                                        1998        1997          1998       1997
                                                       ------      ------        ------     ------

Net income                                             $1,746      $1,383        $5,523     $6,129

BASIC:
Weighted average common stock outstanding,
   net of treasury stock, end of  period                8,933       8,756         8,844      8,609
Net income per common share, basic                     $  .20      $  .16        $ 0.62     $ 0.71
                                                       ======      ======        ======     ======

DILUTED:
Weighted average common stock outstanding,
   net of treasury stock, end of period                 8,933       8,756         8,844      8,609
Weighted average common stock equivalents                 899       1,219           930      1,045
                                                       ------      ------        ------     ------
Weighted average common stock outstanding,
   net of treasury stock, end of period                 9,832       9,975         9,774      9,654
Net income per common share, diluted                   $  .18      $  .14        $ 0.57     $ 0.63
                                                       ======      ======        ======     ======


8.       The Company's total comprehensive income was as follows:



(In thousands)                                         Three Months Ended        Nine Months Ended
                                                            Dec. 31,                  Dec. 31,
                                                        1998        1997          1998       1997
                                                       ------      ------        ------     ------

Net income                                             $1,746      $1,383        $5,523     $6,129

Other comprehensive expense, net of tax:
 Currency translation adjustment                           --          --            --        225
                                                       ------      ------        ------     ------
Total other comprehensive expense                          --          --            --        225
                                                       ------      ------        ------     ------
Total comprehensive income                             $1,746      $1,383        $5,523     $6,354



9. During the three months ended December 31, 1998, the Company borrowed $5 million under the Company's $7.5 million collateralized revolving credit facility. Under the terms of this facility, which is collateralized by certain assets of the Company, the Company is required to repay all principal balances on March 31, 2001. The interest rate is tied to the Company's funded debt to EBITDA ratio and averaged 7.75% during the three months ended December 31, 1998.

10. On January 11, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol PLMD. Previously, the Company's common stock had traded on the American Stock Exchange under the symbol PM.

11. Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

         The Company is currently addressing this concern. It has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct any problems. The Company expects these projects to be successfully completed during the remainder of 1999.

         Year 2000 problems could affect production, distribution, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications or upgrades. In addition, the Company is addressing Year 2000 readiness from other aspects of the business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. The Company intends to have remediated and replaced systems operational by June 1999 to allow time for testing and verification. In addition to the Company's in-house efforts, the Company is in the process of asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify Year 2000 readiness. The Company is testing such systems where appropriate and possible. The Company does not have any Year 2000 contingency plan.

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

12. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

         PolyMedica is a leading provider of targeted medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary, Liberty Medical Supply, Inc. Liberty Medical is the leading patient-focused, direct to consumer distributor of more than 200 name-brand diabetes products to insulin and non-insulin using, Medicare-eligible seniors with diabetes. PolyMedica also holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

Diabetes Supplies

         Liberty Medical is the leading direct to consumer distributor of diabetes testing supplies to patients covered by Medicare. Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies and the related Medicare and insurance benefits to which they are entitled. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expense, and offers the convenience of free home delivery of supplies.

         In July 1998, the Company began shipping diabetes supplies to non-insulin using seniors covered for the first time by Medicare. Many of the customer orders shipped were from the Company's database of seniors who had previously contacted the Company in response to its television advertising.

         Effective July 1, 1998 and October 1, 1998, Medicare instituted certain changes in Type II coverage and reimbursement policy, respectively. See "Factors Affecting Future Operating Results Healthcare Reimbursement" for further discussion.

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

Other

         On January 11, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol PLMD. Previously, the Company's common stock had traded on the American Stock Exchange under the symbol PM.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         Total net product sales increased by 39.3% to $28.79 million in the three months ended December 31, 1998, as compared with $20.67 million in the three months ended December 31, 1997. This increase is primarily the result of the increase in Liberty Medical sales.

         Net product sales of diabetes supplies increased by 52.2% to $22.09 million in the three months ended December 31, 1998, as compared with $14.52 million in the three months ended December 31, 1997. This growth is primarily due to larger than anticipated first-time shipments to non-insulin using (Type
II) diabetics and increased shipments to existing insulin using (Type I) diabetic customers. Liberty Medical sales gains during the third quarter further strengthened its position as the leading direct to consumer distributor of diabetes testing supplies to seniors. The number of seniors with diabetes covered by Medicare more than doubled on July 1, 1998 when Medicare reimbursement was extended to Type II diabetics, a group of approximately 2 million patients.

         Net product sales of consumer healthcare products increased by 21.2% to $4.13 million in the three months ended December 31, 1998, as compared with $3.41 million in the three months ended December 31, 1997. Sales of both the AZO product line and advanced thermometry products increased during the three months ended December 31, 1998. The Company added to its product line by introducing AZO Test Strips in January 1998, sales of which were not included in the three months ended December 31, 1997.

         In the professional products group, there was $45,000 of non-recurring net product sales of the Company's institutional wound care products in the three months ended December 31, 1997. Excluding the wound care product sales, net product sales decreased by 4.7% to $2.57 million in the three months ended December 31, 1998, as compared with $2.69 million in the three months ended December 31, 1997.

         As a percentage of net product sales, overall gross margins were 51.5% in the three months ended December 31, 1998 and 50.6% in the three months ended December 31, 1997. Gross margins in the three months ended December 31, 1998 increased due to an improved gross margin on sales of diabetes related products.

         As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 39.4% for the three months ended December 31, 1998 as compared with 37.9% for the three months ended December 31, 1997. SG&A expenses increased by 44.8% in the three months ended December 31, 1998 to $11.35 million as compared with $7.84 million in the three months ended December 31, 1997. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical.

         Investment income decreased by 40.0% to $105,000 in the three months ended December 31, 1998 as compared with $175,000 in the three months ended December 31, 1997 as the Company earned interest on lower average cash balances due to investments in direct-response advertising and Liberty Medical infrastructure. Interest expense decreased by 5.7% to $627,000 in the three months ended December 31, 1998, as compared with $665,000 in the three months ended December 31, 1997, primarily reflecting lower outstanding principal on the Guaranteed Senior Secured Notes due

January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

         Pretax income was $2.91 million in the three months ended December 31, 1998, which compares to $2.10 million in the three months ended December 31, 1997. The Company's net income was $1.75 million, or $0.18 per diluted common share, in the three months ended December 31, 1998. This performance compares with net income of $1.38 million, or $0.14 per diluted common share, in the three months ended December 31, 1997.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

         Total net product sales increased by 42.1% to $74.28 million in the nine months ended December 31, 1998, as compared with $52.27 million in the nine months ended December 31, 1997. This increase is primarily the result of the increase in Liberty Medical sales.

         Net product sales of diabetes supplies increased by 67.8% to $56.51 million in the nine months ended December 31, 1998, as compared with $33.69 million in the nine months ended December 31, 1997. This growth is primarily due to larger than anticipated first-time shipments to non-insulin using (Type II) diabetics since July 1, 1998 and increased shipments to existing insulin using (Type I) diabetic customers.

         Net product sales of consumer healthcare products increased by 28.6% to $10.55 million in the nine months ended December 31, 1998 as compared with $8.20 million in the nine months ended December 31, 1997. Sales of both the AZO product line and advanced thermometry products increased during the nine months ended December 31, 1998. The Company has added to its product line by introducing AZO Test Strips in January 1998, sales of which were not included in the nine months ended December 31, 1997.

         In the professional products group, there was $1.07 million non-recurring net product sales of the Company's institutional wound care products in the nine months ended December 31, 1997. Excluding the wound care product sales, recurring net product sales decreased by 22.5% to $7.21 million in the nine months ended December 31, 1998, as compared with $9.31 million in the nine months ended December 31, 1997. Certain assets of the wound care division were sold in July 1997. The decrease in professional products sales is primarily due to additional shipments of URISED in the nine months ended December 31, 1997, which was the result of a reduction in the supply of generic products by the unexpected exit of a major supplier in the marketplace during that period.

         As a percentage of net product sales, overall gross margins were 51.8% in the nine months ended December 31, 1998 and 52.3% in the nine months ended December 31, 1997. Gross margins in the nine months ended December 31, 1998 decreased due to the inclusion of a higher percentage of diabetes related products, for which gross margins are lower than the company average for products sold in the three months ended December 31, 1998.

         As a percentage of net product sales, SG&A was 39.4% for the nine months ended December 31, 1998 as compared with 39.1% for the nine months ended December 31, 1997. SG&A expenses increased by 43.2% in the nine months ended December 31, 1998 to $29.23 million as compared with $20.41 million in the nine months ended December 31, 1997. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical.

         Research and development expenses were $152,000 in the nine months ended December 31, 1998 as compared with $236,000 in the nine months ended December 31, 1997. This decrease in research and development costs is a result of the Company's July 1997 sale of certain assets related to its wound care business, which was more research and development intensive than the Company's other businesses.

         Investment income decreased by 29.4% to $358,000 in the nine months ended December 31, 1998 as compared with $507,000 in the nine months ended December 31, 1997 as the Company earned interest on lower average cash balances due to investments in direct-response advertising and in Liberty Medical infrastructure. Interest expense decreased by 8.1% to $1.88 million in the nine months ended December 31, 1998 as compared with $2.04 million in the nine months ended December 31, 1997, primarily reflecting lower outstanding principal on the Hancock Notes.

         In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") pursuant to a prepayment agreement as full and final settlement of a $4 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the nine months ended December 31, 1998.

         The Company recorded $1.60 million and $4.13 million pretax gains from the sale of the wound care business in the nine months ended December 31, 1998 and 1997, respectively. Excluding these gains, pretax income was $7.61 million and $5.16 million in the nine months ended December 31, 1998 and 1997, respectively. Total pretax income was $9.21 million in the nine months ended December 31, 1998, which compares to $9.29 million in the nine months ended December 31, 1997.

         The Company recorded $958,000 and $2.72 million after-tax gains from the sale of the wound care business in the nine months ended December 31, 1998 and 1997, respectively. Excluding the gain described above, net income was $4.57 million, or $0.47 per diluted common share, in the nine months ended December 31, 1998. This performance compares to net income of $3.41 million, or $0.35 per diluted common share, in the nine months ended December 31, 1997. The Company's total net income was $5.52 million, or $0.57 per diluted common share, in the nine months ended December 31, 1998. This performance compares with net income of $6.13 million, or $0.63 per diluted common share, in the nine months ended December 31, 1997.

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

         As of December 31, 1998, working capital was $32.49 million, as compared with working capital of $21.07 million and $18.42 million as of March 31, 1998 and December 31, 1997, respectively. Cash and cash equivalents were $9.16 million and $6.44 million as of December 31 and March 31, 1998, respectively.

         During the three months ended December 31, 1998, the Company borrowed $5 million under the Company's $7.5 million collateralized revolving credit facility. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. This facility is collateralized by certain assets of the Company. Under this facility, the Company is obligated to maintain certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and averaged 7.75% during the three months ended December 31, 1998.

         Accounts receivable -- trade was $29.18 million and $21.21 million as of December 31 and March 31, 1998, respectively. As of December 31, 1998, Liberty Medical's gross unbilled receivables included in accounts receivable - trade were $19.25 million. This increase in the unbilled receivables balance as of December 31, 1998 is a result of record shipments by Liberty Medical during the three months ended December 31, 1998.

         The Company expects that its current working capital, revolving credit facility and funds generated from future operations will be adequate to meet its liquidity and capital requirements for current operations. In the event that the Company undertakes to make acquisitions of complementary businesses or products, the Company may require substantial additional funding beyond currently available working capital and funds generated from operations. Currently, the Company is conducting an active search for the strategic acquisition of complementary businesses or products. The Company has no present commitments or agreements with respect to any such acquisition.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that are affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in some programs being unable to recognize the year 2000 in date fields, or recognizing it as the year 1900, resulting in malfunctions and system failures. The Company is in the process of upgrading its systems in an effort to make more detailed data available on a system wide basis in a timely manner. Such costs will be capitalized and amortized over the useful life of the new software. The Company believes that with planned modifications to existing software and conversions, the year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company will continue to address any further year 2000 issues and believes that any costs relating to such issues will not be material to the Company's financial condition or results of operations. (See Note 11 in "Notes to Consolidated Financial Statements.")

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future benefits from the Company's advertising and promotional expenditures; statements regarding future product revenue levels; statements regarding product development, introduction and marketing; and statements regarding future acquisitions; and statements regarding Year 2000 compliance. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

         Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetes supplies to existing customers must be administratively verified before shipment and that all doctors orders for diabetic supplies are valid for a period of six months. In addition, the new regulations require that Type I Medicare diabetic customers who test more frequently than three times per day or Type II Medicare diabetic customers who test more frequently than one time per day visit their physician every six months and maintain a 30-day log book for compliance.

         The Company's customer service department, as part of its ongoing administrative contact with existing customers to obtain approval documents and answer product questions, will continue to determine testing supply levels and verify compliance testing and the renewal of doctors orders. Management is currently evaluating the effects of implementing these new guidelines.

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

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PolyMedica Corporation
                                        ---------------------------------------
                                                     (registrant)




                                        /s/ Steven J. Lee
                                        ---------------------------------------
                                        Steven J. Lee
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)




                                        /s/ Eric G. Walters
                                        ---------------------------------------
                                        Eric G. Walters
                                        Chief Financial Officer, Treasurer,
                                        and Clerk (Principal Financial and
                                        Accounting Officer)





Dated: January 25, 1999

                                  EXHIBIT INDEX

                             POLYMEDICA CORPORATION



Exhibit                            Description
-------                            -----------


10.69 - Letter Agreement dated November 2, 1998 between the Registrant and John Hancock Mutual Life Insurance Company.

 27.1  -  Financial Data Schedule - Nine Months Ended December 31, 1998.

 27.2  -  Financial Data Schedule - Restated Nine Months Ended December 31,
          1997.