Form 10-K
period 1999-03-31
POLYMEDICA CORP
filed 1999-06-28
CIK 878748

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                           Commission File No. 0-19842

                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                            04-3033368
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



11 State Street, Woburn, Massachusetts                             01801
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code          (781) 933-2020
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $82,316,000 based on the closing price of the Common Stock as reported by The Nasdaq Stock Market(R) on June 24, 1999.

     The number of shares issued of the registrant's class of Common Stock as of June 24, 1999 was 9,319,913 which includes 90,971 shares held in treasury.

     Documents incorporated by reference: Proxy Statement for the 1999 Annual Meeting of Shareholders--Part III.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

General

     PolyMedica Corporation ("the Company") is a leading provider of direct-to-consumer specialty medical products and services, primarily focused in the diabetes supplies and consumer healthcare markets. The Company holds a leading position in several expanding markets. The Company's products and services are grouped within the following businesses: Diabetes Supplies; Consumer Healthcare, which includes OTC ("over-the-counter") medical devices and urinary discomfort products; and Professional Products, which include prescription urologicals.

     I.   Diabetes Supplies

     The Company entered the Diabetes Supplies business with its August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty Medical"). Liberty Medical has grown to be the leading direct mail distributor of diabetes testing supplies for senior citizens covered by Medicare. Liberty Medical's patient-focused services serve active customers throughout the United States.

     Liberty Medical is headquartered in Palm City, Florida and was founded in 1989. Liberty Medical is a participating Medicare provider which directly bills and is paid primarily by Medicare and/or the patient's medi-gap insurer, rather than the patient. This procedure benefits the patient by assuring timely delivery of supplies, while avoiding the need for the patient to prepare paperwork and pay the cost of the supplies while awaiting subsequent reimbursement.

     Liberty Medical pioneered the development of sophisticated media advertising to reach an untapped portion of the Medicare-eligible diabetes patient market. Approximately $23 million has been spent since acquisition to build the Liberty Medical trade name through a wide variety of media, principally television, but also including print, direct mail, and radio.

     Approximately 16 million people, or roughly 6% of the total United States population, are afflicted with diabetes, with about half of them having actually been diagnosed. This patient population is growing rapidly, with more than 650,000 new cases diagnosed each year. Approximately 3.2 million of these patients fall within Liberty Medical's target market of senior citizens. Diabetes is a chronic disease in which the body's metabolism of glucose is ineffective due to inadequate production of insulin. Frequent monitoring of blood glucose has been documented as an important part of managing diabetes to help avoid serious medical complications, such as coronary artery disease, glaucoma, and circulatory problems which can lead to limb amputation.

     Medicare currently reimburses up to 80% of the cost of testing supplies for eligible diabetics, but does not reimburse for insulin or syringes. The 1997 Balanced Budget Act expanded Medicare coverage to include diabetics who do not use insulin. As a result, on July 1, 1998, the market for Liberty Medical's services grew by approximately 2 million patients. Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetes supplies to existing customers must be administratively verified before shipment and that all doctors orders for diabetic supplies are valid for a reduced period of six months. According to statistics from the American Diabetes Association (ADA), this change to cover non-insulin using patients increased the number of Medicare-eligible seniors with diabetes to approximately 3.2 million.

     II.  Consumer Healthcare

     The Consumer Healthcare Group, operating out of the Company's subsidiary, PolyMedica Healthcare, Inc. or "PMH", focuses on female urinary discomfort products, digital thermometry, medication compliance products, and home health aid products. PMH holds the number one private label market position in digital thermometry and the number two overall market position. These products are sold through an extensive network to major retailers, including most of the largest drug store chains and mass merchandisers. Sales of the Company's digital thermometry products continue to grow through customer expansion and new product introduction. The Company's urinary discomfort products for women include AZO STANDARD(R), which is currently the number one selling product in a growing market segment; AZO CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract; and AZO TEST STRIPS(TM), a home diagnostic test kit for urinary tract infections. In April 1999, PMH began shipping two new homeopathic botanical products; AZO MENOPAUSE(TM) and AZO CONFIDENCE(TM). AZO MENOPAUSE(TM) offers relief from hot flashes and related symptoms and AZO CONFIDENCE(TM) is used for the relief of symptoms of incontinence.

     III. Professional Products

     PolyMedica's Professional Products Group, operating out of the Company's subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. or "PMP", represents one of the broadest lines of prescription urology products available (excluding anti-infectives), including urinary analgesics, antispasmodics, topical anesthetics and suppositories. The Company's URISED(R), ANESTACON(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and antispasmodics provide effective symptomatic relief for urinary pain, burning and spasms. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

Sale of Wound Care Business

     In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9.00 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.00 million. In July 1998, the Company received $1.60 million as final settlement of this note. The Company's fiscal year ended March 31, 1999 and 1998 statements of operations includes $1.60 million and $4.13 million, respectively, of pretax gains on the sale of the wound care business as other income.

Business Strategies

     The Company's strategy includes:

     Expand leadership position in providing diabetes supplies to senior citizens. Since the August 1996 acquisition of Liberty Medical, the Company has invested in an ongoing program of television advertising to reach a much larger portion of the Medicare-eligible diabetes patient market. This campaign has resulted in a significant increase in sales as Liberty Medical has increased its active customers from 17,000 to more than 190,000. The Company continues to seek opportunities to deliver new products to a broader customer base by leveraging its efficient, mail-order distribution system and software for billing and customer monitoring. To manage its growth effectively, Liberty Medical is expanding, upgrading and developing its operations and information systems to continue its high level of customer service.

     The July 1, 1998 expansion of Medicare reimbursement included, for the first time, non-insulin using patients; these patients represent a major opportunity for the Company to leverage its leading position in direct-mail distribution to insulin using seniors. In addition, in May and June 1998, the Company re-contacted its existing database of more than 40,000 non-insulin using seniors with diabetes in order to generate new business and has produced new television advertising targeted to both insulin and non-insulin using customers.

     The Company is also exploring other expansion opportunities such as the trend in managed care towards outsourcing diabetes care services to other payors and providers. Liberty Medical recently hired a Senior Vice President, Business Development and Marketing to direct this expansion.

     Grow the consumer healthcare business. Fueled by the growth in demand for the Company's urinary discomfort products, as well as by the strength of sales of the Company's digital thermometers, the consumer healthcare group achieved a record level of sales in fiscal 1999. Continued growth in the consumer healthcare market is a strategic objective as the Company seeks to leverage leading positions in its core markets of urinary discomfort, digital thermometry and medication compliance products. One example of this expansion is the recent introduction of AZO MENOPAUSE and AZO CONFIDENCE.

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

Existing Products

     Diabetes Supplies. Liberty Medical ships to more than 190,000 customers in the U.S., making it the largest direct-mail provider of diabetes testing products in the country to Medicare-eligible seniors. Liberty Medical sells more than 200 name-brand products supplied by Lifescan, Roche, Bayer, Home Diagnostics and others. These products include glucose test strips and monitors, lancets, insulin, syringes, and other products. Sales of glucose test strips represented 60.8% and 51.9% of the Company's consolidated revenues for the fiscal years ended March 31, 1999 and 1998, respectively.

     Consumer Healthcare Products. PMH focuses on female urinary tract discomfort, digital thermometry, and medication compliance products.

     The Company's three principal non-prescription pharmaceutical products are AZO STANDARD, which provides relief from urinary tract discomfort; AZO CRANBERRY, a dietary supplement which helps maintain a healthy urinary tract; and AZO TEST STRIPS, a home diagnostic test kit for urinary tract infections. During the quarter ended December 31, 1998, the AZO line of products held the dominant share of the OTC female urinary tract discomfort market of over 48%, despite a competitive entry with a large promotional budget.

     The Company markets a line of thermometers which includes products with digital and traditional mercury displays. Sales of the Company's glass and digital thermometers, both branded and private label represented 12.2% of the Company's consolidated revenues for the fiscal year ended March 31, 1997. The Company has the number one private-label thermometer position and number two overall market position. The Company custom manufactures and/or distributes its other consumer healthcare products under the brand names of BASIS(R), MEDI-AID(R), PolyMedica and PeeDee Dose(TM).

     Items in the Company's consumer healthcare product line are either manufactured by the Company or by others to the Company's specifications, or are purchased by the Company for resale. In addition, the Company provides private label products for many national retailers. The Company's major customers in the United States include most of the top pharmacy chains, major supermarkets and mass merchandisers, including CVS, Eckerd, Rite-Aid and Walgreen Co. as well as the four largest drug wholesalers. The Company's consumer products are sold in retail pharmacies in the beauty aid, cough and cold, baby, incontinence and skin care sections.

     Professional Products. The Company's strategy is to generate substantial cash flow and to achieve significant margins on its prescription pharmaceutical products without extensive advertising and promotion. Professional products represents one of the broadest lines of prescription urology products available (excluding anti-infectives), including urinary analgesics, antispasmodics, topical anesthetics and suppositories. URISED, CYSTOSPAZ and CYSTOSPAZ-M analgesics and antispasmodics provide effective symptomatic relief for urinary pain, burning and spasms.

Products Under Development

     The Company is currently developing new thermometry products and is considering new feminine care products in its AZO family.

Major Customers

     For the fiscal years ended March 31, 1999, 1998 and 1997, no customer represented more than 10% of the Company's consolidated revenues.

Patents and Trade Secrets

     The Company has proprietary manufacturing processes and trade secrets related to its in-house pharmaceutical production. The Company owns one patent for the Flexible Tip Digital Thermometer with Fever Alarm(TM).

Manufacturing

     The Company manufactures in-house several established products, including AZO CRANBERRY, AQUACHLORAL, B&O and URISED. The Company's state-of-the-art automated suppository machine forms, fills and seals automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency. The Company purchases certain of its consumer healthcare products from other manufacturers.

Government Regulation

     Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Sales of a large portion of the Company's products depend to a significant extent on the availability of reimbursement to the Company's customers by government and private insurance plans. Any further reduction in the reimbursement provisions currently in effect for the Company's diabetes supplies products which are reimbursable under Medicare could materially reduce the Company's revenues and earnings.

     The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States. The Company cannot predict the extent to which government regulations or changes thereto might have an adverse effect on the production and marketing of the Company's existing or future products. Products that the Company may develop in the future may require clearance by the Food and Drug Administration ("FDA") in the United States. Although the Company believes each of these products, if successfully developed, will obtain FDA clearance, no assurance can be made that each will obtain such clearance, or that the process of clearance will be without undue delay or expense.

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

Competition

     The Company is engaged in rapidly evolving and highly competitive fields. Many major pharmaceutical, medical product and personal care companies in the United States and abroad seek to develop competitive products. Competition from medical device manufacturers, pharmaceutical companies and others is intense and expected to increase. Many of these companies have substantially greater capital resources, research and development staffs and facilities and experience in obtaining regulatory approvals in the marketing and distribution of products, than the Company.

     In the diabetes supply market, Transworld Home Healthcare, Inc., a publicly-held company, competes with Liberty Medical in the direct-to-consumer supply business. There are several smaller privately-held companies which also compete in this market.

     In the consumer healthcare products market, the Company competes with various other suppliers for retail shelf space and consumer purchase. While there are numerous companies that manufacture and market consumer healthcare products, the Company believes that no single company is readily identifiable by consumers as a maker of products which attempt to detect or monitor medical problems in the home. The Company believes that it offers consumers practical, easy-to-use products at reasonable prices. In the urinary discomfort category, the Company's AZO STANDARD urinary analgesic is one of the category leaders. Competitors include Numark Laboratories, Inc. (Cystex(TM)), Breckenridge Pharmaceutical, Inc. (Prodium(TM)) and Johnson & Johnson (Uristat(TM)).

     In the professional market, numerous pharmaceutical companies develop and market prescription products which compete with the Company's products on a branded and generic basis. The Company's principal branded competitors include:
Astra USA, Inc. (Xylocaine(R) vs. ANESTACON); G & W Labs, Inc. (chloral hydrate vs. AQUACHLORAL); Parke-Davis, a division of Warner- Lambert., (Pyridium(R) vs. URISED); Schwarz-Pharma (Levsin(TM) line vs. CYSTOSPAZ line); and Wyeth-Ayerst Laboratories, a division of American Home Products Corp. (belladonna and opium vs. B&O SUPPRETTES(R)).

Employees

     As of March 31, 1999, the Company had 624 full-time employees. The Company expects to employ additional personnel as it expands its operations. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's facilities are located in Woburn, Massachusetts; Palm City and Stuart, Florida and Golden, Colorado. The Company's corporate headquarters are located in Woburn in a 60,000 square foot facility which the Company owns. The Company also leases approximately 50,000 square feet at its facilities in Palm City and Stuart, Florida and approximately 12,000 square feet at its Golden, Colorado facility. In May 1999, the Company purchased a 66,000 square foot facility in St. Lucie County, Florida, which is currently being configured to support the Company's growth.

     The Company believes that its current and new facilities will be adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended March 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:


                   Name                                 Age                              Position
                   ----                                 ---                              --------
Steven J. Lee....................................       52          Chairman and Chief Executive Officer
Arthur A. Siciliano, Ph.D........................       56          President; President, PolyMedica Pharmaceuticals
                                                                        (U.S.A.), Inc.
Eric G. Walters..................................       47          Chief Financial Officer, Treasurer and Clerk
W. Keith Trowbridge..............................       47          Vice President; President, Liberty Medical Supply, Inc.

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

     Dr. Siciliano has been President of the Company since June 1996, Executive Vice President since July 1994, Senior Vice President since January 1993, Vice President, Pharmaceutics since July 1991 and served as Vice President, Manufacturing from June 1990 to July 1991. From the Company's inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

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

     Mr. Trowbridge joined the Company in February 1999 as Chief Operating Officer of Liberty Medical Supply, Inc. On May 1, 1999, he was appointed President of Liberty Medical and was also elected Vice President of PolyMedica Corporation. From December 1997 to February 1999, he served as President; and from November 1994 to December 1997 he served as Executive Vice President of U.
S. Operations for Transworld Healthcare, Inc., a $300 million international company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and CEO of Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS SELECTED FINANCIAL DATA

     At March 31, 1999, the Company's Common Stock was held by 541 holders of record. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in "street name."

     On January 11, 1999, the Company's Common Stock began trading on The Nasdaq Stock Market(R) under the symbol "PLMD." Trading of the Company's Common Stock was discontinued on the American Stock Exchange. Its symbol on that exchange was "PM."

     THE FOLLOWING TABLE SETS FORTH THE HIGH AND LOW SALES PRICE PER SHARE OF COMMON STOCK ON THE AMERICAN STOCK EXCHANGE AND THE NASDAQ STOCK MARKET(R):


                                                   Fiscal Year 1998
                                             --------------------------
                                             High                   Low
                                             ----                   ---
1st Quarter                                 8 7/8                  4 1/4
2nd Quarter                                14 1/4                  7 3/4
3rd Quarter                                14 15/16                9 1/16
4th Quarter                                13 1/2                  9 3/4


                                                    Fiscal Year 1999
                                             --------------------------
                                             High                   Low
                                             ----                   ---
1st Quarter                                 12 3/8                 8 1/2
2nd Quarter                                 11 1/4                 7 1/4
3rd Quarter                                 11 1/2                 7 5/8
4th Quarter                                 11 3/16                5


     The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company expects to retain its earnings to finance the growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA


Year Ended March 31,                            1999          1998           1997           1996            1995
-------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
    Total revenues                            $104,825       $73,825        $30,453        $24,763        $26,609
    Income from continuing operations            7,644         7,619          2,322          3,075          2,394
    Net income                                   7,644         7,619          2,322            274          1,789
    Net income per common share, diluted           .78           .79            .27            .04            .26
    Weighted average shares, diluted             9,786         9,691          8,618          7,492          6,790

Balance Sheet Data
    Cash and cash equivalents                 $ 10,191       $ 6,440        $11,028        $23,302        $14,006
    Total assets                               112,939        92,401         75,233         72,573         65,753
    Total liabilities                           49,894        39,473         31,861         29,293         29,027
    Total debt                                  24,666        22,906         25,476         24,400         24,433
    Shareholders' equity                        63,045        52,928         43,372         43,280         36,726

     In 1997, the Company determined that it is more likely than not that certain deferred tax assets will be realized and accordingly eliminated the related valuation allowance. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. As a result, the Company recorded a tax benefit of $367,000 in 1997.

     In 1998, net income included $2.74 million, or $0.29 per common share, diluted, related to the gain on the July 1997 sale of the Company's wound care business. In 1999, net income included $976,000, or $0.10 per common share, diluted, related to this sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

     This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below in the section titled "Factors Affecting Future Operating Results" in this Annual Report.

OVERVIEW

Business

     PolyMedica is a leading provider of direct-to-consumer specialty medical products and services primarily focused in the diabetes supplies and consumer healthcare markets. PolyMedica sells diabetes supplies through its wholly-owned subsidiary Liberty Medical Supply, Inc. Liberty Medical is a leading patient-focused, direct-mail distributor of more than 200 name-brand diabetes products to insulin and non-insulin using, Medicare-eligible seniors with diabetes. PolyMedica also holds a leading position in the over-the-counter urinary health market and distributes a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide. The Company also markets, manufactures and distributes a line of prescription urological and suppository products.

Diabetes Supplies

     Liberty Medical is the leading mail-order distributor of diabetes testing supplies to patients who have Medicare or private insurance coverage. Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies and the Medicare and insurance benefits to which they are entitled. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expenses, and offers the convenience of free home delivery of supplies.

Consumer Healthcare

     The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's three products include AZO-STANDARD, which provides relief from urinary tract discomfort, AZO-CRANBERRY, a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS, an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, the Company began shipping two new homeopathic botanical products. AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence.

     The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a flexible tip thermometer. The Company custom manufacturers and/or distributes its other consumer healthcare products under private label and under the brand names of BASIS, MEDI-AID, PolyMedica and PeeDee Dose.

Professional Products

     PolyMedica's professional products represent one of the broadest lines of prescription urology products (excluding anti-infectives) available, including urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED, CYSTOSPAZ and CYSTOSPAZ-M analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON for use in diagnostic procedures and the catheterization process. B&O and AQUACHLORAL suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

Recent Transactions

     In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9.00 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.00 million. In July 1998, the Company received $1.60 million as final settlement for the face amount of this note. The Company's fiscal year ended March 31, 1999 and 1998 statement of operations include $1.60 million and $4.13 million, respectively, pretax gains on the sale of the wound care business as other income.

     In August 1996, the Company acquired all of the outstanding stock of Liberty Medical in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition.

Other

     Although the use of certain of the Company's products is somewhat seasonal in nature, the Company does not believe its net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

     In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting at least seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" described herein. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

     Other advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

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

RESULTS OF OPERATIONS

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

     Total revenues increased by 42.0% to $104.83 million in the fiscal year ended March 31, 1999 as compared with $73.83 million in the fiscal year ended March 31, 1998. This increase is primarily the result of the growth in Liberty Medical revenues during the fiscal year ended March 31, 1999.

     Pretax income was $12.51 million in the fiscal year ended March 31, 1999. Excluding the $1.60 million pretax gain related to the sale of the wound care business, pretax income from ongoing businesses was $10.91 million, a 48.2% increase as compared with $7.36 million in the fiscal year ended March 31, 1998. See Note S for segment information. The Company's net income was $7.64 million, or $0.78 per diluted common share, in the fiscal year ended March 31, 1999. Net income, excluding the $976,000 after tax gain from the sale of the wound care business, or $0.10 per diluted common share, was $6.67 million, or $0.68 per diluted common share. This performance compares to net income, excluding the gain on the sale of the Company's wound care business, of $4.88 million, or $0.50 per diluted common share, in the fiscal year ended March 31, 1998.

     Net product sales of diabetes supplies increased by 65.5% to $80.60 million in the fiscal year ended March 31, 1999 as compared with $48.71 million in the fiscal year ended March 31, 1998. This growth is largely a result of the Company's direct-response advertising spending, as well as recurring shipments to existing customers. In addition, the Company shipped product to non-insulin dependent diabetics for the first time beginning on July 1, 1998. The Company currently expects its promotional and direct-response advertising spending to continue in order to further the expansion of Liberty Medical's customer base.

     Net product sales of consumer healthcare products increased by 28.1% to $14.28 million in the fiscal year ended March 31, 1999 as compared with $11.15 million in the fiscal year ended March 31, 1998. Sales of both advanced thermometry and the AZO line of products increased during the fiscal year ended March 31, 1999. The Company has added to its product line by introducing its Flexible-Tip Digital Thermometer with Fever Alarm(TM) which began shipping in August 1997. In addition, the Company introduced AZO TEST STRIPS, an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. Shipments of AZO TEST STRIPS began during the three months ended March 31, 1998.

     In the professional products group, there were $1.02 million of nonrecurring net product sales of the Company's institutional wound care products in the fiscal year ended March 31, 1998. Excluding these wound care product sales, recurring net product sales decreased by 23.1% to $9.95 million in the fiscal year ended March 31, 1999 as compared with $12.95 million in the fiscal year ended March 31, 1998. Professional product sales returned to more normalized levels in the fiscal year ended March 31, 1999, as a result of the re-entry into the marketplace of a generic competitor.

     As a percentage of net product sales, overall gross margins were 52.7% in the fiscal year ended March 31, 1999 and 51.8% in the fiscal year ended March 31, 1998. Gross margins in the fiscal year ended March 31, 1999 increased due to improved gross margins at Liberty Medical, resulting from product mix and higher volume purchasing from suppliers, as well as improving margins of professional products.

     As a percentage of total revenues, selling, general and administrative expenses were 40.2% for the fiscal year ended March 31, 1999 as compared with 39.0% for the fiscal year ended March 31, 1998. Selling, general and administrative expenses increased by 46.3% in the fiscal year ended March 31, 1999 to $42.19 million as compared with $28.83 million in the fiscal year ended March 31, 1998. This increase is primarily attributable to general and administrative expenses related to the expansion of Liberty Medical.

     Investment income decreased by 31.0% to $434,000 in the fiscal year ended March 31, 1999 as compared with $629,000 in the fiscal year ended March 31, 1998 as the Company earned interest on lower average cash balances in the fiscal year ended March 31, 1999. Interest expense was $2.56 million in the fiscal year ended March 31, 1999 as compared with $2.69 million in the fiscal year ended March 31, 1998, as the Company accrued interest expense in both periods on Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Total revenues increased by 142.5% to $73.83 million in the fiscal year ended March 31, 1998 as compared with $30.45 million in the fiscal year ended March 31, 1997. This increase is primarily the result of the growth in Liberty Medical revenues which were generated for twelve months during the fiscal year ended March 31, 1998.

     Pretax income was $11.49 million in the fiscal year ended March 31, 1998. Excluding the $4.13 million pretax gain described above, pretax income from ongoing businesses was $7.36 million, an increase of 275.5% as compared with $1.96 million in the fiscal year ended March 31, 1997. The Company's net income was $7.62 million, or $0.79 per diluted common share, in the fiscal year ended March 31, 1998. Net income, excluding the $2.74 million after tax gain from the sale of the wound care business, or $0.29 per diluted common share, was $4.88 million, or $0.50 per diluted common share. This performance compares to net income, excluding the gain on the sale of the Company's wound care business, of $2.32 million, or $0.27 per diluted common share, in the fiscal year ended March 31, 1997.

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

     Net product sales of the Company's professional products increased by 21.4% to $13.97 million in the fiscal year ended March 31, 1998 as compared with $11.51 million in the fiscal year ended March 31, 1997. Professional products include a full year of wound care product sales in the fiscal year ended March 31, 1997. The 21.4% increase in professional products sales is primarily due to additional shipments of URISED in the fiscal year ended March 31, 1998, which the Company believes is the result of a reduction in the supply of generic products in the marketplace, partially offset by a lower level of wound care related sales in the fiscal year ended March 31, 1998 due to the sale of certain assets of the wound care division in July 1997.

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

     As a percentage of total revenues, selling, general and administrative expenses were 39.0% for the fiscal year ended March 31, 1998 as compared with 42.6% for the fiscal year ended March 31, 1997. Selling, general and administrative expenses increased by 122.0% in the fiscal year ended March 31, 1998 to $28.83 million as compared with $12.99 million in the fiscal year ended March 31, 1997. This increase is primarily attributable to general and administrative expenses related to the expansion of Liberty Medical, and marketing and advertising costs related to its consumer healthcare products.

     Investment income decreased by 27.2% to $629,000 in the fiscal year ended March 31, 1998 as compared with $864,000 in the fiscal year ended March 31, 1997 as the Company earned interest on lower average cash balances in the fiscal year ended March 31, 1998. Interest expense was $2.69 million in the fiscal year ended March 31, 1998 as compared with $2.77 million in the fiscal year ended March 31, 1997, as the Company accrued interest expense in both periods on Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

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

     As of March 31, 1999, the Company had working capital of $32.39 million, including cash and cash equivalents of $10.19 million, which compares with working capital of $21.07 million , including cash and cash equivalents of $6.44 million, as of March 31, 1998. The primary reason for the increase in working capital as of March 31, 1999, when compared to March 31, 1998, was the increase in accounts receivable due to the growth of the Company's diabetes supply business during the fiscal year ended March 31, 1999.

     Net accounts receivable were $32.25 million and $21.21 million as of March 31, 1999 and 1998, respectively. As of March 31, 1999, Liberty Medical's gross unbilled receivables included in accounts receivable were $15.35 million as compared with $10.82 million as of March 31, 1998. The increase is primarily a result of the overall growth of Liberty Medical's sales in the fiscal year ended March 31, 1999.

     In May 1999, the Health Care Financing Administration revised the document requirements for claims to allow for faxed doctor's order authorizations for diabetes supplies which relieves Liberty Medical of the expensive responsibility of obtaining a mailed, original written doctor's order. (See "Factors Affecting Future Operating Results")

     The Company expects that its current working capital, revolving credit facility and funds generated from future operations will be adequate to meet its liquidity and capital requirements for current operations. In the event that the Company undertakes to make acquisitions of complementary businesses, products or technologies, the Company may require substantial additional funding beyond currently available working capital and funds generated from operations. The Company is conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage its marketing, sales and distribution infrastructure. The Company currently has no commitments or agreements with respect to any such acquisition.

YEAR 2000 COMPLIANCE

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     The Company is currently addressing this concern. It has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct any problems. The Company expects these projects to be successfully completed during the remainder of calendar 1999.

     Year 2000 problems could affect production, distribution, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications or upgrades. In addition, the Company is addressing Year 2000 readiness from other aspects of the business, including customer order-taking, manufacturing, supply of raw materials and plant process equipment. The Company intends to have remediated or replaced internal systems by June 1999 to allow time for testing and verification. In addition to the Company's in-house efforts, the Company is in the process of asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify Year 2000 readiness. The Company is testing such systems where appropriate and possible. The Company does not have a Year 2000 contingency plan.

     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, expenditures related to the Year 2000 problem have not been material. Such costs do not include normal system upgrades and replacements. The Company does not expect the future costs relating to Year 2000 compliance to have a material effect on its results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers (such as a large drug wholesaler or distributor) to continue operations due to such a problem, its results of operations or financial condition could be materially and adversely impacted.

     The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by its ability to successfully identify Year 2000 systems' problems, the nature and amount of programming required to fix affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the results of operations or financial condition.

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

     Any change in health care delivery systems or payment methods, including any further reduction in the reimbursement provisions currently in effect for the Company's diabetes supplies products which are reimbursable under Medicare, could reduce the Company's revenues and earnings.

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

     Effective October 1, 1998, new Medicare reimbursement guidelines generally provide that quarterly orders of diabetes supplies to existing customers must be administratively verified before shipment and that all doctors orders for diabetic supplies are valid for a reduced period of six months. In addition, the new regulations require that Type I Medicare diabetic customers who test more frequently than three times per day or Type II Medicare diabetic customers who test more frequently than one time per day visit their physician every six months and maintain a 30-day log book for compliance.

     The Company's customer service department, as part of its ongoing administrative contact with existing customers to obtain approval documents and answer product questions, will continue to determine testing supply levels and verify compliance testing and the renewal of doctors orders. Management is currently evaluating the effects of implementing these new guidelines.

     Ability to Manage Growth

     The Company has expanded its operations rapidly, which has created significant demands on the Company's systems, its administrative, operational, development and financial personnel and its other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources, including its working capital resources, as a result of delays in processing claims for third-party reimbursement. Although the Company has recently upgraded its systems and taken other steps to address these issues, there can be no assurance that such steps will be effective.

     Direct-Response Advertising

     In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to operating expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting at least seven years. Management has selected a more conservative four-year amortization period. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising. The Company can expect fluctuations in its advertising costs to attract and retain new customers. The Company expects that it will continue to incur substantial direct-response advertising and related costs in connection with the further expansion of its diabetes supplies business.

     Medical Advances

     There are medical technology and device companies which are conducting research and development on alternate methods for the monitoring of blood glucose levels as well as finding more effective treatment or even a cure for diabetes. The commercial success of new products could materially affect the growth of Liberty Medical's diabetes supply business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it has any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

               1.   INDEX TO FINANCIAL STATEMENTS                        Page
                                                                         ----
                    Report of Independent Accountants                     18

                    Consolidated Balance Sheets as of March 31,
                    1999 and 1998                                         19

                    Consolidated Statements of Operations for
                    the years ended March 31, 1999, 1998, and 1997        20

                    Consolidated Statements of Shareholders'
                    Equity for the years ended March 31, 1999,
                    1998, and 1997                                        21

                    Consolidated Statements of Cash Flows for
                    the years ended March 31, 1999, 1998, and 1997        22

                    Notes to Consolidated Financial Statements            23

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

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF POLYMEDICA CORPORATION:

     In our opinion, the accompanying consolidated balance sheets, and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                               /s/ PricewaterhouseCoopers LLP

                                               PricewaterhouseCoopers LLP




Boston, Massachusetts
May 6, 1999

                             POLYMEDICA CORPORATION
           (Dollars in thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS
                                                                 MARCH 31,      MARCH 31,
ASSETS                                                             1999         1998
                                                               --------------------------
Current assets:
    Cash and cash equivalents                                   $  10,191      $  6,440
    Accounts receivable (net of allowances
       of $7,330 and $3,914 in 1999 and 1998, respectively)        32,251        21,207
    Inventories                                                     6,909         4,857
    Deferred tax asset                                              2,708         2,075
    Prepaid expenses and other current assets                         721           845
                                                                ---------      --------
           Total current assets                                    52,780        35,424

Property, plant, and equipment, net                                 6,856         6,285
Intangible assets, net                                             37,278        39,555
Direct response advertising, net                                   15,678        10,899
Other assets, net                                                     347           238
                                                                ---------      --------
           Total assets                                         $ 112,939      $ 92,401
                                                                =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable -- trade                                   $  12,527      $  8,221
    Accrued expenses                                                4,781         3,805
    Long-term debt and notes payable                                3,083         2,329
                                                                ---------      --------
           Total current liabilities                               20,391        14,355

Long-term debt and notes payable, net                              21,583        20,577
Deferred income taxes                                               7,920         4,541
                                                                ---------      --------
           Total liabilities                                       49,894        39,473
                                                                ---------      --------
Commitments (Note K)
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                          --            --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; 9,197,075 and 8,909,718 shares
       issued in 1999 and 1998, respectively                           92            89
    Treasury stock, at cost (78,003 and 129,560 shares
       in 1999 and 1998, respectively)                               (458)         (706)
    Additional paid-in capital                                     56,557        54,498
    Retained earnings (deficit)                                     7,480          (164)
    Notes receivable from officers                                   (626)         (789)
                                                                ---------      --------
           Total shareholders' equity                              63,045        52,928
                                                                ---------      --------
           Total liabilities and shareholders' equity           $ 112,939      $ 92,401
                                                                =========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                             POLYMEDICA CORPORATION
                    (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS


 YEAR ENDED MARCH 31,                                1999            1998        1997
 ----------------------------------------------------------------------------------------
Net revenues                                       $ 104,825      $ 73,825      $ 30,453
Cost of product sales                                 49,605        35,575        13,603
                                                   ---------      --------      --------
Gross margin                                          55,220        38,250        16,850
Selling, general and administrative expenses          42,185        28,826        12,985
                                                   ---------      --------      --------
Income from operations                                13,035         9,424         3,865
Other income and expense:
    Gain on sale of wound care business                1,597         4,126            --
    Investment income                                    434           629           864
    Interest expense                                  (2,555)       (2,688)       (2,774)
                                                   ---------      --------      --------
                                                        (524)        2,067        (1,910)
Income before income taxes                            12,511        11,491         1,955
Income tax provision (benefit)                         4,867         3,872          (367)
                                                   ---------      --------      --------
Net income                                         $   7,644      $  7,619      $  2,322
                                                   =========      ========      ========
Net income per weighted average share, basic       $     .86      $    .88      $    .28
                                                   =========      ========      ========
Net income per weighted average share, diluted     $     .78      $    .79      $    .27
                                                   =========      ========      ========
Weighted average shares, basic                         8,898         8,652         8,259

Weighted average shares, diluted                       9,786         9,691         8,618



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     POLYMEDICA CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED MARCH 31, 1997, 1998, AND 1999
                                                     (DOLLARS IN THOUSANDS)


                                           COMMON STOCK    TREASURY STOCK                          NOTES
                                         --------------- ----------------- ADDITIONAL            RECEIVABLE  CURRENCY    TOTAL
                                         NUMBER OF       NUMBER OF          PAID-IN  ACCUMULATED   FROM    TRANSLATION SHAREHOLDERS'
                                          SHARES  AMOUNT  SHARES    AMOUNT  CAPITAL    DEFICIT    OFFICERS  ADJUSTMENT   EQUITY
                                         -------- ------ ---------  ------ --------- ----------- ---------- ---------- -------------
BALANCE AT MARCH 31, 1996               8,112,635  $81  (159,905)  $(1,036)  $54,917  $(10,105)   $(415)      $(162)     $43,280
EXERCISE OF STOCK OPTIONS                 245,966    3   (11,880)     (110)      924                                         817
ISSUANCE OF COMMON STOCK                  224,400    2                         1,115                                       1,117
PURCHASE OF COMMON STOCK                                  (8,900)      (38)                                                  (38)
OFFICER NOTES RECEIVABLE                                                                           (607)                    (607)
PAYMENT OF OFFICER NOTE RECEIVABLE                        (9,832)      (93)                          93
ISSUANCE OF TREASURY STOCK UNDER THE
  1992 EMPLOYEE STOCK PURCHASE PLAN                       17,958       162       (70)                                         92
DISTRIBUTION OF CARDIOTECH STOCK TO
  POLYMEDICA SHAREHOLDERS                                                     (3,548)                                     (3,548)
CURRENCY TRANSLATION ADJUSTMENT                                                                                  (63)        (63)
NET INCOME                                                                                2,322                    _       2,322
                                        ---------  ---   -------     -----   -------   -------     -----          --     -------
BALANCE AT MARCH 31, 1997               8,583,001   86  (172,559)   (1,115)   53,338    (7,783)    (929)        (225)     43,372
EXERCISE OF STOCK OPTIONS AND WARRANTS    326,717    3    11,471       125     1,325                                       1,453
PAYMENT OF OFFICER NOTES RECEIVABLE                       (3,282)      (30)                         140                      110
ISSUANCE OF TREASURY STOCK UNDER THE
  1992 EMPLOYEE STOCK PURCHASE PLAN                       34,810       314      (165)                                        149
CURRENCY TRANSLATION ADJUSTMENT                                                                                  225         225
NET INCOME                                                                               7,619                             7,619
                                        ---------  ---   -------     -----   -------   -------     -----          --     -------
BALANCE AT MARCH 31, 1998               8,909,718   89  (129,560)     (706)   54,498      (164)    (789)           0      52,928
EXERCISE OF STOCK OPTIONS AND WARRANTS    287,357    3   34,608        134       987                                       1,124
PAYMENTS OF OFFICER NOTES RECEIVABLE                                                                163                      163
TAX BENEFIT FROM STOCK OPTIONS EXERCISED                                       1,046                                       1,046
ISSUANCE OF TREASURY STOCK UNDER THE
  1992 EMPLOYEE STOCK PURCHASE PLAN                       16,949       114        26                                         140
NET INCOME                                                                               7,644                     _       7,644
                                        ---------  ---   -------     -----   -------   -------     -----          --     -------
BALANCE AT MARCH 31, 1999               9,197,075  $92   (78,003)    $(458)  $56,557   $ 7,480     $(626)         $0     $63,045
                                        =========  ===   =======     =====   =======   =======     =====          ==     =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             POLYMEDICA CORPORATION
                                 (In thousands)


CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEAR ENDED MARCH 31,                                                     1999           1998          1997
 -------------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
  Net income                                                             $  7,644      $  7,619      $  2,322
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Depreciation and amortization                                         3,290         3,243         3,045
      Amortization of direct-response advertising                           5,383         2,423           120
      Direct-response advertising                                         (10,162)      (11,702)       (1,740)
      Deferred income taxes                                                 2,746         3,604        (1,138)
      Tax benefit from stock options exercised                              1,046            --            --
      (Gain) loss on disposal of fixed assets                                  --           (60)            4
      Provision for bad debts                                               7,119         3,138           237
      Provision for sales allowances                                        3,702         4,846         1,369
      Provision for inventory obsolescence                                     10            12            71
      Gain on sale of wound care business                                  (1,597)       (4,126)           --
      Changes in assets and liabilities:
        Accounts receivable -- trade                                      (21,866)      (22,988)       (3,650)
        Inventories                                                        (2,062)       (1,390)       (1,051)
        Prepaid expenses and other assets                                       3           141          (389)
        Accounts payable -- trade                                           4,306         5,240           589
        Accrued expenses                                                      977           125           459
                                                                         --------      --------      --------
        Total adjustments                                                  (7,105)      (17,494)       (2,074)
                                                                         --------      --------      --------
           Net cash flows from continuing operations                          539        (9,875)          248

           Net cash flows used for discontinued operations                     --            --          (389)
                                                                         --------      --------      --------
           Net cash flows from operating activities                           539        (9,875)         (141)
                                                                         --------      --------      --------
Cash flows from investing activities:
  Proceeds from sale of wound care business                                 1,597         8,428            --
  Spinoff of CardioTech International, Inc.                                    --            --        (3,830)
  Acquisition, net of cash acquired                                            --            --        (7,375)
  Purchase of property, plant, and equipment                               (1,474)       (2,303)         (913)
  Proceeds from sale of equipment                                              --           100            --
                                                                         --------      --------      --------
           Net cash flows from investing activities                           123         6,225       (12,118)
                                                                         --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                    1,262         1,606           905
  Purchase of common stock                                                     --            --           (38)
  Proceeds from long-term debt                                              4,000            --            --
  Repayment (issuance) of officer notes receivable                            163           110          (607)
  Repayment of senior debt and notes payable                               (2,329)       (2,658)         (312)
                                                                         --------      --------      --------
           Net cash flows from financing activities                         3,096          (942)          (52)
                                                                         --------      --------      --------
           Net increase (decrease) in cash and cash equivalents             3,758        (4,592)      (12,311)
                                                                         --------      --------      --------
           Effect of exchange rate changes on cash                             (7)         4               37

           Cash and cash equivalents at beginning of period                 6,440        11,028        23,302
                                                                         --------      --------      --------
           Cash and cash equivalents at end of period                    $ 10,191      $  6,440      $ 11,028
                                                                         ========      ========      ========

Supplemental disclosure of cash flow information:
           Cash paid during the period for interest                      $  2,554      $  2,728      $  2,769
           Income taxes paid                                                1,086            25            10



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

EARNINGS PER COMMON SHARE

     In its fiscal quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption. See Note L.

UNCERTAINTIES

     The Company is subject to risks common to companies in the healthcare industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, receipt of third party healthcare reimbursement, and compliance with FDA government regulations.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

INVESTMENTS

     In 1999 and 1998, the Company invested primarily in commercial paper with initial maturities of 90 days or less and classifies all investments as held-to-maturity. All investments held as of March 31, 1999 and 1998 have been classified as cash equivalents and are carried at amortized cost which approximates market value.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

INTANGIBLE ASSETS

     The Company capitalizes and includes in intangible assets the costs of acquiring patents on its products, a customer list, a covenant-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on the straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. A customer list, a covenant-not-to-compete, and goodwill are amortized over seven, ten, and seven to thirty years, respectively.

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

DIRECT-RESPONSE ADVERTISING

     In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

     The Company incurred and capitalized direct-response advertising of $10.16 million, $11.70 million and $1.74 million in 1999, 1998 and 1997, respectively. As of March 31, 1999 and 1998, accumulated amortization was $7.92 million and $2.54 million, which resulted in a net capitalized direct-response advertising asset of $15.68 million and $10.90 million, respectively. A total of $5.38 million, $2.42 million and $120,000 in direct-response advertising was amortized and charged to selling, general and administrative expenses in 1999, 1998 and 1997, respectively.

OTHER ASSETS

     Other assets consist principally of senior debt issuance costs and deposits for equipment yet to be placed in service. Senior debt issuance costs are being amortized over ten years.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment. Included as reductions to gross accounts receivable are a sales allowance for returned goods and an allowance for bad debts.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings, additional paid-in capital and the equity section of the balance sheet. The Company adopted SFAS No. 130 for its fiscal year ended March 31, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supercedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 for its fiscal year ended March 31, 1999.

RECLASSIFICATIONS

     Certain amounts in the prior financial statements have been reclassified to conform with the current year presentation.

C.  SALE OF WOUND CARE BUSINESS:

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid the Company $9 million in cash and issued to the Company an unsecured promissory note in the face amount of $4 million. In July 1998, the Company received $1.6 million as final settlement of this note. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $5.7 million, respectively. Gains on the sale for the years ended March 31, 1999 and 1998 were as follows:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             1999       1998
                                                             ----       ----
Gain on sale of wound care business                         $1,597     $4,126
Provision for income taxes related to gain                     621      1,390
                                                            ------     ------
Gain on sale, net of income taxes                           $  976     $2,736
                                                            ======     ======
Net income per common share, diluted, related to gain       $  .10     $  .29
                                                            ======     ======
Net income per common share, diluted                        $  .78     $  .79
                                                            ======     ======

D.  PURCHASE OF LIBERTY MEDICAL SUPPLY, INC.:

     On August 30, 1996, the Company acquired all of the outstanding stock of Liberty Medical Supply, Inc. in a transaction accounted for under the purchase method of accounting. Accordingly, the net assets and operations of Liberty Medical have been included in the Company's financial statements since the date of acquisition. The acquisition, as amended on March 26, 1997, was for an aggregate purchase price of $10.26 million (including $490,000 of related expenses), which was comprised of (i) $7.35 million in cash, (ii) two-year 7% subordinated promissory notes in the aggregate amount of $1.30 million and (iii) 224,400 shares of the Company's common stock.

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

E.  DISCONTINUED OPERATIONS:

     On March 1, 1996, the Company announced its strategic decision to distribute to its shareholders all of its shares of CardioTech under a plan which was approved by the Company's board of directors. In May 1996, the Company's board of directors declared a stock dividend for the purpose of making a distribution to the Company's shareholders of all of the outstanding shares it owned in CardioTech. The Company believes that the distribution of CardioTech Common Stock in the Distribution qualified as a "tax-free" spinoff under Section 355 of the Internal Revenue Code of 1986, as amended. CardioTech develops, manufactures and markets its polymer technologies with particular emphasis on the development of implantable synthetic grafts for a broad variety of applications, including vascular access grafts, peripheral grafts and coronary artery bypass grafts.

F.  ACCOUNTS RECEIVABLE:

     As of March 31, 1999, Liberty Medical's gross unbilled receivables included in accounts receivable were $15.35 million as compared with $10.82 million as of March 31, 1998. The increase is primarily a result of the overall growth of Liberty Medical's sales in the fiscal year ended March 31, 1999. The Company recorded sales returns and bad debt write-offs of $7.41 million and $5.13 million in the fiscal years ended March 31, 1999 and 1998, respectively.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.  INVENTORIES:
    (In thousands)

     Inventories consist of the following:


                                     March 31,             March 31,
                                        1999                 1998
                                     ---------             ---------
Raw materials                          $ 739               $1,058
Work in process                          594                  296
Finished goods                         5,576                3,503
                                      ------               ------
                                      $6,909               $4,857
                                      ======               ======


H.  PROPERTY, PLANT, AND EQUIPMENT:
    (In thousands)

     Property, plant, and equipment consist of the following:


                                             March 31,           March 31,
                                               1999                1998
                                             ---------           ---------
Manufacturing equipment                      $1,937               $1,841
Laboratory equipment                            222                  188
Land                                            663                  663
Building                                      2,364                2,345
Leasehold improvements                          343                  343
Furniture, fixtures, and office
equipment                                     3,485                2,638
Construction in progress                        403                   --
                                             ------               ------
                                              9,417                8,018
Less accumulated depreciation and
amortization                                 (2,561)              (1,733)
                                             ------               ------
                                             $6,856               $6,285
                                             ======               ======


     Depreciation and amortization expense from continuing operations for property, plant, and equipment for the years ended March 31, 1999, 1998, and 1997, was approximately $903,000, $838,000, and $899,000, respectively. In May 1999, the Company purchased a 66,000 square foot building in Port St. Lucie, Florida to support the Company's growth.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.  INTANGIBLE ASSETS:
    (In thousands)

     Intangible assets consist of the following:

                                             March 31,            March 31,
                                               1999                 1998
                                             ---------            ---------
Goodwill                                     $42,816              $42,816
Covenant-not-to-Compete                        6,800                6,800
Customer list                                  1,816                1,816
                                             -------              -------
                                              51,432               51,432
Less accumulated amortization                (14,154)             (11,877)
                                             -------              -------
                                             $37,278              $39,555
                                             =======              =======


     Amortization expense from continuing operations associated with intangible assets for the years ended March 31, 1999, 1998, and 1997, was $2,277,000, $2,279,000, and $2,117,000, respectively.

J.  LONG-TERM DEBT AND NOTES PAYABLE:

     Senior Debt:

     In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to the John Hancock Mutual Life Insurance Company ("Hancock"), $25 million 10.65% Guaranteed Senior Secured Notes due January 31, 2003, and a warrant for the purchase of up to 500,000 shares of common stock of the Company at $13.50 each (the "Hancock Notes"). The effective interest rate of the Hancock Notes was 10.97%. Interest is payable semi-annually. At that time, the warrant was valued at $725,000 and was recorded as a discount to the Hancock Notes, to be amortized to expense over the life of the Hancock Notes. The warrant was exercisable beginning in January 1994. The Company recorded $89,000 of amortization expense each for the years ended March 31, 1999 and 1998. As of March 31, 1999 and 1998 the balance due to Hancock was $21.0 million and $23.0 million, respectively. As of March 31, 1999 and 1998, there was $334,000 and $423,000, respectively, of unamortized discount, netted against senior debt.

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

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Hancock Notes are collateralized by all of the assets of PMP USA and PMP PR, which amounted to approximately $40.9 million as of March 31, 1999.

     Interest expense recorded for the Hancock Notes was $2,416,000, $2,634,000, and $2,725,000 in the years ended March 31, 1999, 1998, and 1997, respectively.

     Revolving Credit Facility:

     In March 1999, the Company increased its existing revolving credit facility from $7.5 million to $10 million. As of March 31, 1999, the Company had an outstanding balance of $4 million. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. The facility is collateralized by certain assets of the Company. Under this facility, the Company is required to maintain certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 7.75% as of March 31, 1999.

K.  COMMITMENTS:

     The Company leases its facilities and certain equipment under operating leases expiring through 2004. The annual future minimum lease and rental commitments as of March 31, 1999, under all the Company's leases are:



(In thousands)
2000...............................................      $  945
2001...............................................         705
2002...............................................         523
2003...............................................         364
2004...............................................         168
                                                         ------
Total minimum lease payments                             $2,705
                                                         ======


     Rental expense under these leases amounted to approximately $500,000, $418,000, and $368,000, for the years ended March 31, 1999, 1998, and 1997, respectively.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.  EARNINGS PER SHARE:

     Calculation of per share earnings is as follows:


(In thousands except per share data)                                               Fiscal Year Ended March 31,
                                                                               ----------------------------------
                                                                                 1999          1998         1997
                                                                                 ----          ----         ----
Net income                                                                     $7,644        $7,619       $2,322
BASIC:
Weighted average common stock outstanding, net of treasury
   stock, end of period                                                         8,898         8,652        8,259
Net income per common share, basic                                             $ 0.86        $ 0.88       $ 0.28
                                                                               ======        ======       ======
DILUTED:
Weighted average common stock outstanding, net of treasury
   stock, end of period                                                         8,898         8,652        8,259
Weighted average common stock equivalents                                         888         1,039          359
Weighted average common stock outstanding, net of treasury
   stock, end of period                                                         9,786         9,691        8,618
Net income per common share, diluted                                           $ 0.78        $ 0.79       $ 0.27
                                                                               ======        ======       ======

M.  COMPREHENSIVE INCOME:

The Company's total comprehensive income was as follows:


(In thousands)                                                                 1999          1998         1997
                                                                               -----         -----        ----
Net income                                                                     $7,644        $7,619       $2,322
Other comprehensive expense, net of tax:
Currency translation adjustment                                                    --           225          (63)
                                                                               ------        ------       ------
Total comprehensive income                                                     $7,644        $7,844       $2,259
                                                                               ======        ======       ======

N.  SHAREHOLDERS' EQUITY:

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

     Between June 1992 and May 1994, the Company's board of directors authorized the future purchase of up to an aggregate of 1,750,000 shares of the Company's common stock on the open market, with any shares to be held in treasury. As of March 31, 1999, cumulative purchases of common stock totalled 239,193 for an aggregate of $1.69 million. The purpose of this purchase program

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is, in part, to provide shares of common stock for issuance pursuant to the 1992 Employee Stock Purchase Plan and upon the exercise of the warrant issued to Hancock.

O.  INCOME TAXES:

     Income (loss) before income taxes was generated as follows in the years ended March 31:


(In thousands)                           1999           1998            1997
                                        ------         ------          -----
United States                           $12,463        $10,291         $1,994
Foreign                                      48          1,200            (39)
                                        -------        -------         ------
                                        $12,511        $11,491         $1,955
                                        =======        =======         ======

     The provision (benefit) for income taxes consists of the following for the years ended March 31:


(In thousands)                           1999           1998            1997
                                        ------         ------          -----
Federal - current                       $1,381         $  216          $(275)
        - deferred                       2,749          2,495             --
                                        ------         ------          -----
        - total                          4,130          2,711           (275)
State   - current                          740             52             65
        - deferred                          (3)         1,109           (157)
                                        ------         ------          -----
        - total                            737          1,161            (92)
                                        ------         ------          -----
Total Federal and State                 $4,867         $3,872          $(367)
                                        ======         ======          =====

A reconciliation between the Company's effective tax rate for operations and the U.S. statutory rate is as follows:

                                          1999             1998          1997
                                         ------           ------        -----
U.S. statutory rate                      34.0%            34.0%          34.0%
Change in valuation allowance              --             (5.5%)        (60.5%)
State income taxes, net of U.S.
Federal Income Tax effect                 4.7%             6.6%           6.5%
Other                                      .2%            (1.9%)          1.2%
                                         ----             ----          -----
Effective tax rate                       38.9%            33.2%         (18.8%)
                                         ====             ====          =====

     The Company determined that it is more likely than not that tax assets remaining on March 31, 1999 will be realized. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(In thousands)                                           1999          1998
                                                        ------        -----
Deferred tax assets (liabilities) - current:
Reserves                                                $ 2,708       $ 2,075
                                                        =======       =======
Deferred tax assets (liabilities) - long term:
Federal and state net operating loss
  carryforwards                                         $    79       $ 1,558
Foreign net operating loss carryforwards                     --            --
Other assets                                                 --            --
Intangible assets                                        (1,579)       (1,291)
Property, plant and equipment                              (520)         (419)
Direct-response advertising                              (5,900)       (4,389)
                                                        -------       -------
Net deferred tax liability - long term                  $(7,920)      $(4,541)
                                                        =======       =======


     As of March 31, 1999, the Company has utilized all net operating loss carryforward amounts for federal income tax purposes. As of March 31, 1998, accrued expenses included $1.04 million of accrued taxes.

P.  MAJOR CUSTOMERS:

     For the fiscal years ended March 31, 1999, 1998 and 1997, no customer represented more than 10% of the Company's consolidated net revenues. As of March 31, 1999 and 1998, the amounts due from Health Care Financing Administration of the United States government related to Liberty Medical revenues was $8.77 million and $4.64 million, respectively.

Q.  STOCK OPTIONS:

     Effective September 1998, the Company's shareholders approved the 1998 Stock Incentive Plan (the "1998 Plan"), which replaced the 1990 Stock Option Plan (the "1990 Plan") and the 1992 Directors Stock Option Plan (the "1992 Plan") (collectively, the "Plans").

     The 1998 Plan provides for the grant to certain individuals of stock options to purchase up to 315,000 shares of the Company's common stock.

     Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. The tax benefit from these deductions are recognized as additional paid-in capital.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Option activity under the Plans is as follows:

                                                           Option                   Option
                                                           Shares                    Prices
                                                         ----------           -------------------
         Outstanding, March 31, 1996                      1,674,559           $ .95     - $13.33

                   Granted                                1,983,212             .71     -   6.38
                   Exercised                               (245,966)           2.06     -   7.86
                   Cancelled                             (1,435,197)            .95     -  13.33
                                                          ---------

         Outstanding, March 31, 1997                      1,976,608           $ .71     - $ 6.38
                                                          ---------

                   Granted                                  271,360            4.87     -  13.75
                   Exercised                               (326,717)            .71     -   5.38
                   Cancelled                                (46,736)           4.31     -   5.38
                                                          ---------

          Outstanding, March 31, 1998                     1,874,515           $ .71     - $13.75
                                                          ---------

                   Granted                                  267,250            7.56     -  11.44
                   Exercised                               (287,357)           0.71     -   7.75
                   Cancelled                                (97,645)           4.31     -  13.75
                                                          ---------

         Outstanding, March 31, 1999                      1,756,763           $2.14     - $13.75
                                                          =========


     At March 31, 1999, 1,482,659 shares were exercisable and 274,104 will vest principally over three years under the Plans. There were 73,000 shares remaining that are authorized for future option grants under the 1998 Plan. The weighted average exercise price of shares exercisable as of March 31, 1999 was $5.33.

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

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized information about stock options outstanding as of March 31, 1999, is as follows:

                                                                                            Number of
                             Number of       Weighted Avg.                                   Options             Weighted-Avg.
  Range of Exercise           Options          Remaining            Weighted Avg.          Outstanding-         Exercise-Price
        Prices              Outstanding    Contractual Life        Exercise Price          Exercisable            Exercisable
  -----------------         -----------    -----------------       --------------          ------------         --------------
   $ 2.14 -  2.14             39,663             7.51                 $ 2.15                  39,663                $ 2.14
   $ 3.30 -  4.64            897,980             7.63                 $ 4.01                 860,202                $ 4.00
   $ 5.38 -  7.75            551,252             8.28                 $ 6.22                 426,738                $ 5.81
   $ 8.63 - 11.88            229,119             8.76                 $11.14                 117,307                $11.69
   $13.50 - 13.75             38,749             8.50                 $13.51                  38,749                $13.51

     The fair value of each option granted during 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            1999         1998
                                                            ----         ----
Dividend yield............................................  none         none
Expected volatility ......................................  55.0 %       55.0 %
Risk-free interest rate...................................   4.89%        6.18%
Expected life.............................................     4            4


Weighted average fair value of options granted at fair value during:
     1999                                                 $3.79
     1998                                                 $5.80
Employee Stock Purchase Plan weighted-average fair value of options:
     1999                                                 $2.82
     1998                                                 $2.06


     Had compensation cost for the Company's 1999 and 1998 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                                Net income per
                                             Net income      fully diluted share
                                             ----------      -------------------
As reported:
     1999                                    $7,644,000             $ .78
     1998                                    $7,619,000             $ .79
Pro forma:
     1999                                    $7,035,000             $ .72
     1998                                    $7,003,000             $ .72

     The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

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

     For the years ended March 31, 1999, 1998, and 1997, the Company paid and accrued matching contributions of $190,000, $108,000, and $69,000, respectively, for the 401(k) Plan participants.

S.  SEGMENT INFORMATION:

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") during the year ended March 31, 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also establishes standards for related disclosures about products, services and geographic areas. The Company's reportable segments are strategic business units or divisions that offer different products or services. These units have separate financial information that is evaluated by senior management. The Company has three reportable segments:

     Diabetes Supplies - Liberty Medical Supply, Inc. is a direct -to-consumer provider of diabetes testing supplies to seniors who have Medicare coverage.

     Consumer Healthcare - PolyMedica Healthcare, Inc. offers the AZO line of products which includes OTC ("over-the-counter") female urinary tract discomfort products and home medical diagnostic kits; and is a manufacturer and distributor of private-label and branded digital thermometers.

     Professional Products - PolyMedica Pharmaceuticals (U.S.A.), Inc. develops, manufactures and distributes prescription urology products.

     All Other consists of operations associated with the Company's corporate headquarters. Assets and depreciation and amortization expense are not allocated to the operating segments for management evaluation purposes. However, when evaluating Income before Income Taxes, management allocates all profit and loss activities related to the Company's corporate headquarters to the operating segments, except for gains related to the sale of the Company's wound care business. As a result, the segment information may not be indicative of the financial position of results of operations that would have been achieved had these segments operated as unaffiliated entities. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

                                          Fiscal Year Ended March 31,
                               -------------------------------------------------
(In thousands)                   1999                1998               1997
                                 ----                ----               ----
REVENUES:
Diabetes Supplies              $ 80,597            $48,708            $ 8,652
Consumer Healthcare              14,275             11,149             10,296
Professional Products             9,953             13,968             11,505
All Other                            --                 --                 --
                               --------            -------            -------
Total                          $104,825            $73,825            $30,453
                               ========            =======            =======

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Fiscal Year Ended March 31,
                                                           ----------------------------------------------
(In thousands)                                                1999               1998               1997
                                                              ----               ----               ----
DEPRECIATION and AMORTIZATION EXPENSE:
Diabetes Supplies                                             6,507              3,331                506
Consumer Healthcare                                              65                 62                 51
Professional Products                                         2,048              2,218              2,561
All Other                                                        53                 55                 47
                                                           --------            -------            -------
Total                                                      $  8,673            $ 5,666            $ 3,165
                                                           ========            =======            =======
INCOME before INCOME TAXES:
Diabetes Supplies                                             5,300              1,140                716
Consumer Healthcare                                           2,868              1,253              2,120
Professional Products                                         2,746              4,972               (881)
All Other(1)                                                  1,597              4,126                  0
                                                           --------            -------            -------
Total                                                      $ 12,511            $11,491            $ 1,955
                                                           ========            =======            =======
SEGMENT ASSETS:
Diabetes Supplies                                            62,922             40,795             15,417
Consumer Healthcare                                           6,263              5,217              4,229
Professional Products                                        39,337             43,540             48,429
All Other                                                     4,417              2,849              7,158
                                                           --------            -------            -------
Total                                                      $112,939            $92,401            $75,233
                                                           ========            =======            =======


(1) Represents pretax gains related to the sale of the Company's wound care business.

T.  INTERIM INFORMATION (UNAUDITED):

     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.


(In thousands, except per share data)                                 Year Ended March 31, 1999
                                                        ---------------------------------------------------
                                                        Qtr. 1          Qtr. 2*        Qtr. 3        Qtr. 4
                                                        -------        ---------      --------      -------
Total revenues                                          $20,661         $24,823        $28,791      $30,550
Gross margin                                             10,740          12,945         14,826       16,709
Net income                                                1,293           2,484          1,746        2,121
Net income per weighted average share, basic            $  0.15         $  0.28        $  0.20      $  0.23
Net income per weighted average share, diluted          $  0.13         $  0.26        $  0.18      $  0.22


*includes after tax gain of $976,000 or $0.10 per diluted share related to the sale of the Company's wound care business.


(In thousands, except per share data)                                           Year Ended March 31, 1998
                                                               ----------------------------------------------------------
                                                                Qtr. 1          Qtr. 2*          Qtr. 3           Qtr. 4
                                                               --------        ---------        --------         --------
Total revenues                                                 $13,958         $17,643          $20,668          $21,556
Gross margin                                                     7,230           9,664           10,448           10,908
Net income                                                         831           3,915            1,383            1,490
Net income per weighted average share, basic                   $  0.10         $  0.45          $  0.16          $  0.17
Net income per weighted average share, diluted                 $  0.09         $  0.39          $  0.14          $  0.15


*includes after tax gain of $2.74 million or $0.29 per diluted share related to the sale of the Company's wound care business

U.  RELATED PARTY TRANSACTIONS:

     In December 1994 and January 1997, certain executive officers of the Company purchased in the aggregate 100,000 and 100,000 shares, respectively, of the Company's common stock on the open market. The purchases, valued at $415,000 and $607,000, respectively, were funded by a note issued by the Company to each officer. The terms of the notes provide for each executive to repay the Company with Company shares within five years from the date of the note at a market value equal to the original principal of the note. The principal balance due is shown as notes receivable from officers in Shareholders' Equity on the Consolidated Balance Sheet. As of March 31, 1999 the balance of notes receivable was $626,000.

V.  SUBSEQUENT EVENT:

     To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to maintain certain financial covenants. The interest rate is 8.07%.

(b) There were no Current Reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure matters.

                                    PART III

ITEMS 10-13.

         The information required for Part III in the Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

The following trademarks are used in this Annual Report on Form 10-K:

BASIS, MEDI-AID, URISED, CYSTOSPAZ, ANESTACON, CYSTOSPAZ-M, AZO STANDARD, AZO CRANBERRY, B&O SUPPRETTES, and AQUACHLORAL are registered trademarks of PolyMedica Corporation. AZO CONFIDENCE, AZO MENOPAUSE, AZO TEST STRIPS, PeeDee Dose and Fever Alarm are trademarks of PolyMedica Corporation. Uristat is a trademark of Ortho Pharmaceutical Corp., a division of Johnson & Johnson. Xylocaine is a registered trademark of Astra USA, Inc. Pyridium is a registered trademark of Parke-Davis, a division of Warner-Lambert Co. Levsin is a trademark of Schwarz-Pharma, Inc. Cystex is a trademark of Numark Laboratories, Inc. Prodium is a trademark of Breckenridge Pharmaceutical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 25, 1999                   PolyMedica Corporation



                                       By: /s/ Steven J. Lee
                                           ------------------------------------
                                           Steven J. Lee
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: June 25, 1999                   /s/ Steven J. Lee
                                       ----------------------------------------
                                       Steven J. Lee
                                       Chairman, Chief Executive Officer and
                                       Director (Principal Executive Officer)



Dated: June 25, 1999                   /s/ Eric G. Walters
                                       ----------------------------------------
                                       Eric G. Walters
                                       Chief Financial Officer, Treasurer
                                       and Clerk (Principal Financial and
                                       Accounting Officer)



Dated: June 25, 1999                   /s/ Frank W. LoGerfo
                                       ----------------------------------------
                                       Frank W. LoGerfo
                                       Director



Dated: June 25, 1999                   /s/ Daniel S. Bernstein
                                       ----------------------------------------
                                       Daniel S. Bernstein
                                       Director



Dated: June 25, 1999                   /s/ Marcia J. Hooper
                                       ----------------------------------------
                                       Marcia J. Hooper
                                       Director



Dated: June 25, 1999                   /s/ Thomas S. Soltys
                                       ----------------------------------------
                                       Thomas S. Soltys
                                       Director



Dated: June 25, 1999                   /s/ Peter K. Hoffman
                                       ----------------------------------------
                                       Peter K. Hoffman
                                       Director

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number                             Description
------                             -----------

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

10.04 - Rights Agreement dated as of January 23, 1992 by and between the Company and the First National Bank of Boston. (3)

10.05 - Employment Agreement by and between the Registrant and Steven J. Lee dated May 16, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991. (1)(30)

10.06 - Letter Agreement amendment by and between the Registrant and Steven J. Lee dated April 3, 1996. (17)(30)

10.07 - Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991. (1)(30)

10.08 - Employee Stock Purchase Agreement by and between the Registrant and Steven J. Lee dated May 16, 1990, as amended. (1)(30)

10.09 - Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 3, 1996. (17)(30)

10.10 - Stock Restriction Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended. (1)

10.11 - Sublease dated February 10, 1992 by and between Ampex Corporation and the Registrant.(1)

10.12 - Supply Agreement, dated as of May 27, 1992, by and between Medtronic, Inc. and the Company. (2)(22)

Exhibit
Number                             Description
------                             -----------

10.13 - Employment Agreement by and between the Registrant and Eric G. Walters dated June 1, 1991 as amended by letter agreement dated December 5, 1991. (9)(30)

10.14 - Letter Agreement amendment by and between the Registrant and Steven J. Lee dated March 18, 1993. (9)(30)

10.15 - Letter Agreement amendment by and between the Registrant and Eric G. Walters dated April 3, 1996. (17)(30)

10.16 - Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated March 18, 1993. (9)(30)

10.17 - Letter Agreement amendment by and between the Registrant and Eric G. Walters dated March 18, 1993. (9)(30)

10.18 - Letter Agreement dated July 15, 1993 between Alcon Laboratories Inc. and the Registrant. (7)

10.19 - Purchase and Sale Agreement between Allstate Life Insurance Company as Seller and PolyMedica Corporation as Buyer as of August 13, 1993. (8)

10.20 - Letter Agreement amendment by and between the Registrant and Steven J. Lee dated March 31, 1994. (10)(30)

10.21 - Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated March 31, 1994.(10)(30)

10.22 - Letter Agreement amendment by and between the Registrant and Eric G. Walters dated March 31, 1994. (10)(30)

10.23 - Mortgage, Assignment of Leases and Rents and Security Agreement between PolyMedica Pharmaceuticals (U.S.A.), Inc. and John Hancock Mutual Life Insurance Company dated May 31, 1994. (10)

10.24 - Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico) Inc. (10)(22)

10.25 - Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon Laboratories, Inc. (10)(22)

10.26 - Letter Agreement dated March 25, 1994 between Alcon (Puerto Rico) Inc. and the Registrant. (10)

10.27 - Letter Agreement amendment by and between the Registrant and Steven J. Lee dated April 11, 1995. (14) (30)

10.28 - Amended and Restated License Agreement between the Registrant and CardioTech dated May 13, 1996. (17)

10.29 - Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated April 11, 1995. (14) (30)

10.30 - Letter Agreement amendment by and between the Registrant and Eric G. Walters dated April 11, 1995. (14) (30)

10.31 - Letter Agreement to the Lease Agreement, dated February 16, 1995, by and between Robert W. Murray, Trustee of Constitution Park Trust Three and the Registrant for offices and laboratory space in Woburn, Massachusetts. (14)

10.32 - Letter Agreement dated February 2, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (14) (22)

10.33 - Letter Agreement dated May 3, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (14) (22)

10.34 - Letter Agreement, dated March 20, 1995, by and between the Registrant and Alcon Laboratories, Inc. (15)

10.35 - Form of Warrant issued by the Registrant to the John Hancock Mutual Life Insurance Company (17)

10.36 - Form of Promissory Note, dated December 13, 1994, executed by certain officers and delivered to the Registrant (15)

10.37  -  Form of Jefferies & Company, Inc. and Rodman & Renshaw, Inc. Warrant
          (15)

10.38 - Form of Promissory Note made in favor of the Company by certain officers of the Company (21)

10.39  -  1998 Executive Incentive Compensation Plan (23)(29)(30)

10.40 - Letter Agreement amendment by and between the Registrant and Steven J. Lee dated July 1, 1997. (23)(30)

10.41 - Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated July 1, 1997. (23)(30)

10.42 - Letter Agreement amendment by and between the Registrant and Eric G. Walters dated July 1, 1997. (23)(30)

10.43 - Agented Loan and Security Agreement dated April 30, 1998 by and between the Registrant and BankBoston, N.A.(25)

10.44 - Master Note dated April 30, 1998 by and between the Registrant and BankBoston, N.A.(25)

10.45 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated July 1, 1998.(26)(30)

10.46 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated July 1, 1998.(26)(30)

10.47 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated July 1, 1998.(26)(30)

10.48 - Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated June 30, 1998.(26)

10.49 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated September 22, 1998.(27)(30)

10.50 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 22, 1998.(27)(30)

10.51 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated September 22, 1998.(27)(30)

10.52 - Letter Agreement dated November 2, 1998 between the Registrant and John Hancock Mutual Life Insurance Company.(28)

10.53 - Second Amendment to Agented Loan and Security Agreement between the Registrant and BankBoston, N.A. dated March 12, 1999.

10.54 - Amendment to the Master Note between the Registrant and BankBoston, N.A. dated March 12, 1999.

10.55 - Consent and Waiver Agreement between the Registrant and BankBoston, N.A. dated May 7, 1999.

10.56 - Letter Agreement amendment to the Form of Promissory Note, dated March 30, 1999 executed by certain officers and delivered to the Registrant.

10.57 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated June 14, 1999. (30)

10.58 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated June 14, 1999. (30)

10.59 - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated June 14, 1999. (30)

10.60 - Bonus Pool and Criteria for Senior Management for the fiscal year ending March 31, 2000. (29)(30)

   21  -  Subsidiaries of the Registrant

 23.1  -  Consent of PricewaterhouseCoopers LLP

 27.1  -  Financial Data Schedule - Fiscal Year Ended March 31, 1999

-------

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

11 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994.

12 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed October 31, 1994.

13 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed February 2, 1995.

14 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995.

15 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33- 97872).

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

21 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, filed February 13, 1997.

22 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 26, 1997.

23 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed July 31, 1997.

24 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed October 31, 1997.

25 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed June 29, 1998.

26 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998.

27 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed October 31, 1997.

28 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed January 29, 1998.

29   Confidential treatment granted as to certain portions.

30 Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.