Form 10-Q
period 1999-06-30
POLYMEDICA CORP
filed 1999-08-13
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-19842
                                              --------
                             PolyMedica Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                              04-3033368
--------------------------------------------------------------------------------
 State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

 11 State Street, Woburn, Massachusetts                  01801
--------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (781) 933-2020
                                                     --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         The number of shares outstanding of the registrant's class of Common Stock as of August 10, 1999 was 9,458,008 which includes 112,117 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  -       FINANCIAL INFORMATION

Item 1  -       Unaudited Financial Statements

                Consolidated Balance Sheets at
                         June 30, 1999 and March 31, 1999                     3

                Consolidated Statements of Operations
                         for the three months ended June 30, 1999
                         and June 30, 1998                                    5

                Consolidated Statements of Cash Flows
                         for the three months ended June 30, 1999
                         and June 30, 1998                                    6

                Notes to Consolidated Financial Statements                    7

Item 2  -       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

Item 3  -       Quantitative and Qualitative Disclosures About
                Market Risk                                                  21

PART II -       OTHER INFORMATION

Item 6  -       Exhibits and Reports on Form 8-K                             22

Signatures                                                                   23

Exhibit Index                                                                24

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                             JUNE 30,      MARCH 31,
                                                               1999          1999
                                                           (UNAUDITED)
                                                           -----------     ---------
ASSETS

Current assets:
    Cash and cash equivalents                                $ 10,423      $ 10,191
    Accounts receivable (net of
      allowances of $7,852 and $7,330 as of June 30 and
      March 31, 1999, respectively)                            31,609        32,251
    Inventories                                                 7,375         6,909
    Deferred tax asset                                          2,708         2,708
    Prepaid expenses and other
      current assets                                            1,400           721
                                                             --------      --------

             Total current assets                              53,515        52,780

Property, plant, and equipment, net                             9,125         6,856
Intangible assets, net                                         36,708        37,278
Direct response advertising, net                               17,023        15,678
Other assets, net                                                 236           347
                                                             --------      --------

             Total assets                                    $116,607      $112,939
                                                             ========      ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                          JUNE 30,         MARCH 31,
                                                             1999            1999
                                                         (UNAUDITED)
                                                         -----------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                             $   9,895       $  12,527
    Accrued expenses                                          7,766           4,781
    Current portion of long-term debt
       and notes payable, net                                 3,087           3,083
                                                          ---------       ---------

         Total current liabilities                           20,748          20,391

Long-term debt and notes payable, net                        22,018          21,583
Deferred income taxes                                         7,920           7,920
                                                          ---------       ---------

         Total liabilities                                   50,686          49,894
                                                          ---------       ---------
Commitments
Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                    --              --
    Common stock $.01 par value; 20,000,000
       shares authorized; 9,319,913 and 9,197,075
       issued as of June 30 and March 31, 1999,
       respectively                                              93              92
    Treasury stock, at cost, (90,971 and 78,003
       shares as of June 30 and March 31, 1999,
       respectively)                                           (646)           (458)
    Additional paid-in capital                               57,099          56,557
    Retained earnings                                         9,934           7,480
    Notes receivable from officers                             (559)           (626)
                                                          ---------       ---------

         Total shareholders' equity                          65,921          63,045
                                                          ---------       ---------
         Total liabilities and
            shareholders' equity                          $ 116,607       $ 112,939
                                                          =========       =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                     1999            1998
                                                  ----------       ----------
Net revenues                                        $ 31,580       $ 20,661

Cost of sales                                         13,715          9,921
                                                    --------       --------

Gross margin                                          17,865         10,740

Selling, general and administrative expenses          13,361          8,062
                                                    --------       --------

Income from operations                                 4,504          2,678

Other income and expense:
    Investment income                                     89            114
    Interest expense                                    (603)          (637)
                                                    --------       --------
                                                        (514)          (523)
                                                    --------       --------

Income before income taxes                             3,990          2,155
Income tax provision                                   1,536            862
                                                    --------       --------

Net income                                          $  2,454       $  1,293
                                                    ========       ========

Net income per weighted average share, basic        $    .27       $    .15
                                                    ========       ========

Net income per weighted average share, diluted      $    .25       $    .13
                                                    ========       ========

Weighted average shares, basic                         9,152          8,789

Weighted average shares, diluted                       9,890          9,771


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                    1999          1998
                                                                ----------       ---------
Cash flows from operating activities:
    Net income                                                    $  2,454       $ 1,293
    Adjustments to reconcile net income to net cash flows
       from operating activities:
         Depreciation and amortization                                 851           800
         Amortization of direct-response advertising                 1,687         1,156
         Direct-response advertising                                (3,032)       (3,058)
         Deferred income taxes                                          --           862
         Provision for inventory obsolescence                          125            --
         Provision for bad debts                                     2,127         1,445
         Provision for sales allowances                              1,793           959
         Changes in assets and liabilities:
             Accounts receivable                                    (3,278)        1,611
             Inventories                                              (590)         (858)
             Prepaid expenses and other assets                        (396)         (815)
             Accounts payable--trade                                (2,809)         (527)
             Accrued expenses                                        2,985           842
                                                                  --------       -------
               Total adjustments                                      (537)        2,417
                                                                  --------       -------
               Net cash flows from operating activities              1,917         3,710
                                                                  --------       -------
Cash flows from investing activities:
    Purchase of property, plant, and equipment                      (2,524)         (482)
                                                                  --------       -------

               Net cash flows from investing activities             (2,524)         (482)
                                                                  --------       -------

Cash flows from financing activities:
    Proceeds from issuance of common stock                             355            91
    Repayment of long-term debt                                     (1,000)           --
    Proceeds from issuance of long-term debt                         1,417            --
    Repayment of notes receivable from officers                         67            --
                                                                  --------       -------

               Net cash flows from financing activities                839            91
                                                                  --------       -------

               Net increase in cash and cash equivalents               232         3,319
                                                                  --------       -------

               Effect of exchange rate changes on cash                  --            --

               Cash and cash equivalents at beginning of period     10,191         6,440
                                                                  --------       -------
               Cash and cash equivalents at end of period         $ 10,423       $ 9,759
                                                                  ========       =======


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

2.      Inventories consist of the following:
        (In thousands)


                                          JUNE 30,        MARCH 31,
                                            1999            1999
                                          -------         --------
              Raw materials               $   731           $ 739
              Work in process                 574             594
              Finished goods                6,070           5,576
                                           ------          ------
                                           $7,375          $6,909
                                           ======          ======

3. In accordance with Statement of Position 93-7, direct-response advertising and related costs for all periods presented are capitalized and amortized to selling, general and administrative expense on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new customers as a result of direct-response advertising have historically resulted in a revenue stream lasting seven years. Management has selected a more conservative four-year amortization period, in consideration of the "Factors Affecting Future Operating Results" in item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this

Form 10-Q. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         The Company capitalized direct-response advertising of $3.03 million and $3.06 million in the three months ended June 30, 1999 and 1998, respectively. A total of $1.69 million and $1.16 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ending June 30, 1999 and 1998, respectively. As of June 30 and March 31, 1999, accumulated amortization was $9.61 million and $7.92 million, which resulted in a net capitalized direct-response advertising asset of $17.02 million and $15.68 million, respectively.

4. As of June 30, 1999, gross unbilled receivables related to the diabetes supplies segment included in accounts receivable were $16.60 million as compared with $15.35 million as of March 31, 1999.

5.       Calculations of earnings per share are as follows:

         (In thousands, except per share data)

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                                --------------------
                                                                                 1999          1998
                                                                                ------        ------
Net income                                                                      $2,454        $1,293

BASIC:
Weighted average common stock outstanding, net of treasury stock,                9,152         8,789
  end of  period

Net income per common share, basic                                              $ 0.27        $ 0.15
                                                                                ======        =======

DILUTED:
Weighted average common stock outstanding, net of treasury stock,                9,152         8,789
  end of period
Weighted average common stock equivalents                                          738           982
                                                                                ------       -------
Weighted average common stock outstanding, net of treasury stock,                9,890         9,771
  end of period

Net income per common share, diluted                                            $ 0.25       $  0.13
                                                                                ======       =======

6. Company's total net income and comprehensive income was $2.45 million and $1.29 million for the three months ended June 30, 1999 and 1998, respectively. There were no adjustments during the either period presented.

7. The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") during the year ended March 31, 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also establishes standards for related disclosures about products, services and geographic areas. The Company's reportable segments are strategic business units or divisions that offer different products or services. These units have separate financial information that is evaluated by senior management. The Company has three reportable segments:

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

         All Other consists of operations associated with the Company's corporate headquarters. Assets and depreciation and amortization expense are not allocated to the operating segments for management evaluation purposes. However, when evaluating Income before Income Taxes, management allocates all profit and loss activities related to the Company's corporate headquarters to the operating segments. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:


                                                          FOR THE THREE MONTHS ENDED
                                                        -------------------------------
                                                        JUNE 30,               JUNE 30,
(In thousands)                                           1999                    1998
                                                       --------                --------
REVENUES:
Diabetes Supplies                                      $ 26,365                $ 15,681
Consumer Healthcare                                       2,929                   2,598
Professional Products                                     2,286                   2,382
                                                       --------                --------
Total                                                  $ 31,580                $ 20,661
                                                       ========                ========
DEPRECIATION AND AMORTIZATION:
Diabetes Supplies                                         1,994                   1,420
Consumer Healthcare                                          14                      16
Professional Products                                       515                     508
All Other                                                    15                      12
                                                       --------                --------
Total                                                  $  2,538                $  1,956
                                                       ========                ========
INCOME BEFORE INCOME TAXES:
Diabetes Supplies                                         2,857                   1,246
Consumer Healthcare                                         567                     509
Professional Products                                       566                     400
                                                       --------                --------
Total                                                  $  3,990                $  2,155
                                                       ========                ========

                                                       JUNE 30,                MARCH 31,
                                                         1999                    1999
                                                       --------                --------
SEGMENT ASSETS:
Diabetes Supplies                                        66,177                  62,922
Consumer Healthcare                                       5,892                   6,263
Professional Products                                    39,018                  39,337
All Other                                                 5,520                   4,417
                                                       --------                --------
Total                                                  $116,607                $112,939
                                                       ========                ========

8. The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in the fiscal year beginning April 1, 2000. On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delayed the implementation of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new statement, the accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative, the resulting designation. The Company believes that adoption of the statement will not have a material effect on the financial statements.

9.     Long-Term Debt

       Senior Debt

       In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to the John Hancock Mutual Life Insurance Company ("Hancock"), $25 million of Guaranteed Senior Secured Notes due January 31,2003 (the "Hancock Notes"). As of June 30, 1999 the balance due to Hancock was $21.0 million. The Company is required and was in compliance with certain financial covenants. The effective interest rate of the Hancock Notes is 10.90%.

       Revolving Credit Facility

       In March 1999, the Company increased its existing revolving credit facility from $7.5 million to $10 million. Under the terms of this facility, the Company is required to repay all principal balances on March 31,2001. As of June 30, 1999, the Company had an outstanding balance of $3 million. Under the terms of the credit facility, the Company is required to and was in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 7.75% as of June 30, 1999.

       Building Mortgage

       To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to and was in compliance with certain financial covenants. The interest rate is 8.07%.

10. Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

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

         In May 1999, the Health Care Financial Administration revised the document requirements for claims to allow for faxed doctor's order authorizations for diabetes supplies which relieves Liberty Medical of the expense of obtaining a mailed, original written doctor's order. (See "Factors Affecting Future Operating Results.")

Consumer Healthcare

         The Company's consumer healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, the Company's three products include AZO-STANDARD, which provides relief from urinary tract discomfort, AZO-CRANBERRY, a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS, an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, the Company began shipping two new homeopathic botanical products, AZO MENOPAUSE and AZO CONFIDENCE. AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Total net product sales increased by 52.9% to $31.58 million in the three months ended June 30, 1999, as compared with $20.66 million in the three months ended June 30, 1998. This increase is primarily the result of the increase in Liberty Medical sales.


         Pretax income was $3.99 million in the three months ended June 30, 1999, which compares to $2.15 million in the three months ended June 30, 1998. The Company's net income was $2.45 million, or $0.25 per diluted common share, in the three months ended June 30, 1999. This performance compares with net income of $1.29 million, or $0.13 per diluted common share, in the three months ended June 30, 1998.

         Net product sales of diabetes supplies increased by 68.1% to $26.36 million in the three months ended June 30, 1999, as compared with $15.68 million in the three months ended June 30, 1998. This growth is primarily due to shipments to non-insulin using (Type II) diabetics who were not eligible for Medicare reimbursement during the three months ended June 30, 1998. These customers became eligible on July 1, 1998. Shipments to existing insulin using (Type I) diabetic customers also increased. Liberty Medical sales gains during the first quarter further strengthened its position as the leading direct to consumer distributor of diabetes testing supplies to Medicare-eligible seniors.

         Net product sales of consumer healthcare products increased by 12.7% to $2.93 million in the three months ended June 30, 1999, as compared with $2.60 million in the three months ended June 30, 1998. Sales of both the AZO product line and advanced thermometry products increased during the three months ended June 30, 1999. The Company added to its consumer healthcare product line by introducing AZO MENOPAUSE and AZO CONFIDENCE in April 1997, sales of which were not included in the three months ended June 30, 1998.

         In the professional products group, net product sales decreased by 3.8% to $2.29 million in the three months ended June 30, 1999, as compared with $2.38 million in the three months ended June 30, 1998. This decrease is primarily a result of the Company focusing its resources on the diabetes and consumer healthcare segments.

         As a percentage of net product sales, overall gross margins were 56.6% in the three months ended June 30, 1999 and 52.0% in the three months ended June 30, 1998. Gross margins in the three months ended June 30, 1999 increased due to an improved gross margin on sales of diabetes related products.

         As a percentage of net product sales, selling, general and administration expenses ("SG&A expenses") were 42.3% for the three months ended June 30, 1999 as compared with 39.0% for the three months ended June 30, 1998. SG&A expenses increased by 65.7% in the three months ended June 30, 1999 to $13.36 million as compared with $8.06 million in the three months ended June 30, 1998. This dollar increase is primarily attributable to SG&A expenses related to the expansion of Liberty Medical.

         Investment income decreased by 21.9% to $ 89,000 in the three months ended June 30, 1999 as compared with $114,000 in the three months ended June 30, 1998 as the Company earned interest on lower average cash balances due to investments in direct-response advertising and Liberty Medical infrastructure. Interest expense decreased by 5.3% to $603,000 in the three months ended June 30, 1999, as compared with $637,000 in the three months ended June 30, 1998, primarily reflecting lower outstanding principal on the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has raised $53.46 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering,

$39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of 700,000 shares of common stock, and $2.75 million from the March 1996 sale of 431,937 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933. In January 1993, the Company sold to Hancock $25 million of Hancock Notes.

         As of June 30, 1999, working capital was $32.77 million, as compared with working capital of $32.39 million and $21.73 million as of March 31, 1999 and June 30, 1998, respectively. Cash and cash equivalents were $10.42 million and $10.19 million as of June 30, and March 31, 1999, respectively.

         During the three months ended June 30, 1999, the Company repaid $1 million under the Company's $10.0 million collateralized revolving credit facility. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. This facility is collateralized by certain assets of the Company. Under this facility, the Company is obligated to and was in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and averaged 7.75% during the three months ended June 30, 1999.

         To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to and was in compliance with certain financial covenants. The interest rate is 8.07%.

         Net accounts receivable was $31.61 million and $32.25 million as of June 30 and March 31, 1999, respectively. As of June 30, 1999, Liberty Medical's gross unbilled receivables included in accounts receivable were $16.60 million. This increase in the unbilled receivables balance as of June 30, 1999 is primarily a result of record shipments by Liberty Medical during the three months ended June 30, 1999.

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

         Year 2000 problems could affect production, distribution, financial, administrative and communication operations. Systems critical to the Company's business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications or upgrades. In addition, the Company is addressing Year 2000 readiness from other aspects of the business, including customer order-taking, manufacturing, supply of raw materials and plant process equipment. The Company intends to have remediated or replaced internal systems by September 1999 to allow time for testing and verification. In addition to the Company's in-house efforts, the Company is in the process of asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify Year 2000 readiness. No major system failures are expected by those companies which have responded to the Company's survey. The Company is testing such systems where appropriate and possible. The Company does not have a Year 2000 contingency plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      (b) There were no reports on Form 8-K filed during the three months ended June 30, 1999.

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



Dated: August 13, 1999

                                  EXHIBIT INDEX

                             POLYMEDICA CORPORATION


EXHIBIT                                  DESCRIPTION
-------                                  -----------

10.61    -      Third Amendment to Agented Loan and Security Agreement between the Registrant and BankBoston, N.A. dated June 29, 1999.

27.1     -      Financial Data Schedule - Three Months Ended June 30, 1999