Form 10-Q
period 1999-09-30
POLYMEDICA CORP
filed 1999-11-12
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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
                                                                --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's class of Common Stock as of November 11, 1999 was 12,939,538.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----

PART I  -      FINANCIAL INFORMATION

Item 1  -      Unaudited Financial Statements

               Consolidated Balance Sheets at
                        September 30, 1999 and March 31, 1999                                          3

               Consolidated Statements of Operations
                        for the three and six months ended
                        September 30, 1999 and 1998                                                    5

               Consolidated Statements of Cash Flows
                        for the six months ended September 30, 1999 and 1998                           6

               Notes to Consolidated Financial Statements                                              7

Item 2  -      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                              12

Item 3  -      Quantitative and Qualitative Disclosures About Market Risk                             22

PART II -      OTHER INFORMATION

Item 4  -      Submission of Matters to a Vote of Security Holders                                    23

Item 6  -      Exhibits and Reports on Form 8-K                                                       24

Signatures                                                                                            25

Exhibit Index                                                                                         26

                         PART I - FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                SEPT. 30,       MARCH 31,
                                                                  1999            1999
                                                               (UNAUDITED)
                                                               -----------      ---------

ASSETS

Current assets:
    Cash and cash equivalents                                   $ 11,063        $ 10,191
    Accounts receivable (net of
      allowances of $8,543 and $7,330 as of September 30
      and March 31, 1999, respectively)                           35,271          32,251
    Inventories                                                    7,451           6,909
    Deferred tax asset                                             2,708           2,708
    Prepaid expenses and other
      current assets                                               1,457             721
                                                                --------        --------

             Total current assets                                 57,950          52,780

Property, plant, and equipment, net                                9,472           6,856
Intangible assets, net                                            36,139          37,278
Direct response advertising, net                                  19,717          15,678
Other assets, net                                                    255             347
                                                                --------        --------

             Total assets                                       $123,533        $112,939
                                                                ========        ========


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                            SEPT. 30,         MARCH 31,
                                                              1999              1999
                                                           (UNAUDITED)
                                                           -----------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable -- trade                               $  11,816         $  12,527
    Accrued expenses                                           10,441             4,781
    Current portion of long-term debt and
       notes payable, net                                       4,218             3,083
                                                            ---------         ---------

         Total current liabilities                             26,475            20,391

Long-term debt and notes payable, net                          19,401            21,583
Deferred income taxes                                           7,920             7,920
                                                            ---------         ---------

         Total liabilities                                     53,796            49,894
                                                            ---------         ---------

Commitments
Shareholders' equity:
    Preferred stock $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                      --                --
    Common stock $.01 par value; 20,000,000
       shares authorized; 9,766,240 and 9,197,075
       issued as of September 30 and March 31, 1999,
       respectively                                                96                92
    Treasury stock, at cost, (169,291 and 78,003
       shares as of September 30 and March 31, 1999,
       respectively)                                           (2,702)             (458)
    Additional paid-in capital                                 59,282            56,557
    Retained earnings                                          13,061             7,480
    Notes receivable from officers                                 --              (626)
                                                            ---------         ---------

         Total shareholders' equity                            69,737            63,045
                                                            ---------         ---------

         Total liabilities and
            shareholders' equity                            $ 123,533         $ 112,939
                                                            =========         =========


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      SEPT. 30,        SEPT. 30,        SEPT. 30,        SEPT. 30,
                                                        1999             1998             1999             1998
                                                        ----             ----             ----             ----

Net revenues                                          $ 35,919         $ 24,823         $ 67,499         $ 45,484

Cost of sales                                           15,137           11,878           28,852           21,799
                                                      --------         --------         --------         --------

Gross margin                                            20,782           12,945           38,647           23,685

Selling, general and administrative expenses            15,227            9,927           28,588           17,989
                                                      --------         --------         --------         --------

Income from operations                                   5,555            3,018           10,059            5,696

Other income and expense:
   Gain on sale of wound care business                      --            1,597               --            1,597
   Investment income                                       110              139              199              253
   Interest expense                                       (579)            (613)          (1,182)          (1,250)
                                                      --------         --------         --------         --------
                                                          (469)           1,123             (983)             600

Income before income taxes                               5,086            4,141            9,076            6,296
Income tax provision                                     1,959            1,657            3,495            2,519
                                                      --------         --------         --------         --------

Net income                                            $  3,127         $  2,484         $  5,581         $  3,777
                                                      ========         ========         ========         ========

Net income per weighted average share, basic          $    .33         $    .28         $    .60         $    .43
                                                      ========         ========         ========         ========

Net income per weighted average share, diluted        $    .30         $    .26         $    .55         $    .39
                                                      ========         ========         ========         ========

Weighted average shares, basic                           9,397            8,810            9,275            8,799

Weighted average shares, diluted                        10,487            9,721           10,188            9,746


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                              SIX MONTHS ENDED SEPT. 30,
                                                                              --------------------------

                                                                                1999             1998
                                                                                ----             ----
Cash flows from operating activities:
    Net income                                                                $  5,581         $  3,777
    Adjustments to reconcile net income to net cash flows
       from operating activities:
         Gain on sale of wound care business                                        --           (1,597)
         Depreciation and amortization                                           1,736            1,615
         Amortization of direct-response advertising                             3,640            2,463
         Direct-response advertising                                            (7,679)          (5,542)
         Deferred income taxes                                                      --            2,354
         Provision for inventory obsolescence                                      125               --
         Provision for bad debts                                                 4,368            2,503
         Provision for sales allowances                                          3,887            1,631
         Changes in assets and liabilities:
             Accounts receivable                                               (11,275)          (1,489)
             Inventories                                                          (666)          (2,261)
             Prepaid expenses and other assets                                    (477)            (883)
             Accounts payable--trade                                              (887)           1,218
             Accrued expenses                                                    5,660               78
                                                                              --------         --------

               Total adjustments                                                (1,568)              90
                                                                              --------         --------

               Net cash flows from operating activities                          4,013            3,867
                                                                              --------         --------

Cash flows from investing activities:
    Proceeds from sale of wound care business, net of related expenses              --            1,597
    Purchase of property, plant, and equipment                                  (3,160)            (744)
                                                                              --------         --------

               Net cash flows from investing activities                         (3,160)             853
                                                                              --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       1,044              269
    Repayment of long-term debt and notes payable                               (3,000)          (1,329)
    Proceeds from issuance of long-term debt and notes payable                   1,908               --
    Repayment of notes receivable from officers                                     67               68
                                                                              --------         --------

            Net cash flows from financing activities                                19             (992)
                                                                              --------         --------

            Net increase in cash and cash equivalents                              872            3,728
                                                                              --------         --------

            Effect of exchange rate changes on cash                                 --               (6)

            Cash and cash equivalents at beginning of period                    10,191            6,440
                                                                              --------         --------

            Cash and cash equivalents at end of period                        $ 11,063         $ 10,162
                                                                              ========         ========


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and its unaudited Quarterly Report on Form 10-Q for the period ended June 30, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. In addition, certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

2.   Inventories consist of the following:
     (In thousands)

                                                                    SEPT. 30,               MARCH 31,
                                                                      1999                    1999
                                                                    ---------               ---------

              Raw materials                                          $   657                  $ 739
              Work in process                                            351                    594
              Finished goods                                           6,443                  5,576
                                                                       -----                  -----
                                                                      $7,451                 $6,909
                                                                       =====                  =====

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

     The Company capitalized direct-response advertising of $4.65 million and $2.48 million in the three months ended September 30, 1999 and 1998, respectively. A total of $1.95 million and $1.30 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended September 30, 1999 and 1998, respectively. A total of $7.68 million and $5.54 million of direct-response advertising was capitalized in the six months ended September 30, 1999 and 1998, respectively. A total of $3.64 million and $2.46 million in direct-response advertising was amortized and charged to selling, general and administrative expense in the six months ended September 30, 1999 and 1998, respectively. As of September 30 and March 31, 1999, accumulated amortization was $11.57 million and $7.92 million, which resulted in a net capitalized direct-response advertising asset of $19.72 million and $15.68 million, respectively.

4. As of September 30, 1999, gross unbilled receivables related to the diabetes supplies segment included in accounts receivable, net were $16.80 million as compared with $15.35 million as of March 31, 1999.

5.   Calculations of earnings per share are as follows:

(In thousands, except per share data)               Three Months Ended             Six Months Ended
                                                         Sept. 30,                     Sept. 30,
                                                    1999           1998           1999           1998
                                                    ----           ----           ----           ----

Net income                                        $ 3,127        $ 2,484        $ 5,581        $ 3,777

BASIC:

Weighted average common stock outstanding,
 net of treasury stock, end of period               9,397          8,810          9,275          8,799

Net income per common share, basic                $   .33        $   .28        $   .60        $   .43
                                                  =======        =======        =======        =======

DILUTED:

Weighted average common stock outstanding,
 net of treasury stock, end of period               9,397          8,810          9,275          8,799

Weighted average common stock equivalents           1,090            911            913            947
                                                  -------        -------        -------        -------

Weighted average common stock outstanding,
 net of treasury stock, end of period              10,487          9,721         10,188          9,746

Net income per common share, diluted              $   .30        $   .26        $   .55        $   .39
                                                  =======        =======        =======        =======

     Options to purchase 77,500 and 246,198 shares of common stock were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

6. The Company's total net income and comprehensive income was $3.13 million and $2.48 million for the three months ended September 30, 1999 and 1998, respectively.

7.   The Company has three reportable segments:

     Diabetes Supplies - Liberty Medical Supply, Inc. is a direct-to-consumer provider of diabetes testing supplies to seniors who have Medicare coverage.

     Consumer Healthcare -The Company's consumer healthcare segment offers the AZO line of products which includes OTC ("over-the-counter") female urinary tract discomfort products and home medical diagnostic kits; and is a manufacturer and distributor of private-label and branded digital thermometers.

     Professional Products - The Company's professional products segment consists of: (i) prescription branded urology products, including urinary analgesics, anti-spasmodics, local anesthetics and suppositories, and (ii) respiratory products, for Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD").

     All Other consists of operations associated with the Company's corporate headquarters.

     This segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Information concerning the operations in these reportable segments is as follows:

                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                     SEPT. 30,      SEPT. 30,      SEPT. 30,      SEPT. 30,
(In thousands)                         1999           1998           1999           1998
                                       ----           ----           ----           ----
REVENUES:
Diabetes Supplies                     $29,245        $18,738        $55,610        $34,419
Consumer Healthcare                     4,087          3,818          7,016          6,416
Professional Products                   2,587          2,267          4,873          4,649
                                      -------        -------        -------        -------
Total                                 $35,919        $24,823        $67,499        $45,484
                                      =======        =======        =======        =======

DEPRECIATION AND AMORTIZATION:
Diabetes Supplies                     $ 2,278        $ 1,580        $ 4,272        $ 3,000
Consumer Healthcare                        15             15             29             32
Professional Products                     531            513          1,046          1,021
All Other                                  15             13             29             25
                                      -------        -------        -------        -------
Total                                 $ 2,839        $ 2,121        $ 5,376        $ 4,078
                                      =======        =======        =======        =======

                                FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                  SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
(In thousands)                      1999          1998          1999          1998
                                    ----          ----          ----          ----
INCOME BEFORE INCOME TAXES:
Diabetes Supplies                  $4,131        $2,401        $6,988        $3,651
Consumer Healthcare                   715           803         1,280         1,229
Professional Products                 240           937           808         1,416
                                   ------        ------        ------        ------
Total                              $5,086        $4,141        $9,076        $6,296
                                   ======        ======        ======        ======

                             SEPT. 30,       MARCH 31,
                               1999            1999
                               ----            ----
SEGMENT ASSETS:
Diabetes Supplies            $ 73,162        $ 62,922
Consumer Healthcare             7,686           6,263
Professional Products          38,037          39,337
All Other                       4,648           4,417
                             --------        --------
Total                        $123,533        $112,939
                             ========        ========

8. The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in the fiscal year beginning April 1, 2000. On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delayed the implementation of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new statement, the accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative. The Company believes that adoption of the statement will not have a material effect on the financial statements.

9. During the three months ended September 30, 1999, certain executive officers transferred 19,400 shares of their PolyMedica common stock to repay to PolyMedica loans aggregating $558,958, resulting in an increase in treasury stock of 19,400 shares.

10.  Long-Term Debt

     Senior Debt

     In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to the John Hancock Mutual Life Insurance Company ("Hancock"), $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"). As of September 30, 1999 the balance due to Hancock was $20.0 million. Subsequent to September 30, 1999, the Company repaid all amounts due to Hancock. See Note 12.

     Revolving Credit Facility

     In March 1999, the Company increased its existing revolving credit facility from $7.5 million to $10 million. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. As of September 30, 1999, the Company had an outstanding balance of $2.5 million. Under the terms of the credit facility, the Company is required to and was in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 8.25% as of September 30, 1999.

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

In thousands, except per share data                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              SEPT. 30, 1998      SEPT. 30, 1998
                                                            ------------------   ----------------
Gain on sale of wound care                                        $1,597             $1,597
Provision for income taxes related to gain                           639                639
                                                                  ------             ------
Gain on sale, net of income taxes                                 $  958             $  958
                                                                  ======             ======
Income per common share, diluted, related to gain on
  sale of wound care business                                     $  .10             $  .10
                                                                  ======             ======

12. Subsequent to September 30, 1999, the Company and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with this offering, the Company paid underwriters a fee of $1.17 per share and incurred approximately $500,000 in legal, accounting, and other expenses. The net proceeds to the Company from this offering, after deducting underwriting fees, were $52.8 million and after expenses, were $52.3 million. The Company used $21.8 million of the proceeds to retire $20.0 million of long-term debt and to pay an early payment premium of approximately $1.8 million. The balance of the proceeds from this offering will be used for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     PolyMedica sells specialty medical products primarily in three business segments.

     Liberty Medical Supply, Inc. ("Liberty Medical") is a national direct-to-consumer provider of diabetes supplies to seniors covered by Medicare. The Company's consumer healthcare segment also holds a leading position in the urinary health market through its consumer healthcare division and sells fever thermometers through that division. The Company's professional products segment is comprised of two categories of prescription products. The Company (i) manufactures, distributes and sells prescription urological and suppository products under its own brands and (ii) has recently entered the respiratory products market focused on providing direct-to-consumer products and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD").

     Since acquiring Liberty Medical in 1996, the Company has devoted a large part of its resources to the growth of its diabetes supplies business, resulting in substantial increases in the revenues of that business in each of its 1999, 1998 and 1997 fiscal years. The Company intends to continue this emphasis on Liberty Medical and other direct-to-consumer businesses in the future.

     The Company recognizes revenues upon shipment of its products. Expense items include cost of sales and selling, general and administrative expenses.

     - Cost of sales consists primarily of purchasing finished goods for sale in the Company's diabetes supplies business and, to a lesser extent, materials and overhead costs for products that it manufactures in its facility; and

     - Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

     The Company capitalizes direct-response advertising and related costs and amortizes those costs on an accelerated basis during the first two years of a four-year period. Under this method, the Company amortizes 55% of the costs in the two years after the date they are incurred, and amortizes 45% on a straight line basis over the next two years. The Company assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of those assets to the probable remaining future net benefits expected to result directly from such advertising.

Diabetes Supplies

     As a participating Medicare provider and third-party insurance biller, Liberty Medical provides a simple, reliable way for seniors to obtain their diabetes testing supplies from name-brand manufacturers. Liberty Medical has over 220,000 active customers and, the Company believes, the country's largest proprietary database of seniors with diabetes. This group of active customers represents 3.5% of an estimated 6.3 million seniors who have diabetes in the United States. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expenses and offers the convenience of free home delivery of supplies.

     Liberty Medical's rapid growth has been due to innovations in identifying, qualifying and retaining its customers. In 1997, Liberty Medical launched its direct-response advertising program using national television advertisements targeting seniors with diabetes. From its acquisition by PolyMedica through September 30, 1999, Liberty Medical has invested $31.3 million in direct-response advertising.

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

     The Company's consumer healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. PolyMedica has patented and introduced a flexible tip thermometer. The Company sells its consumer healthcare products through an extensive network to large drug store chains, major supermarkets, mass merchandisers and drug wholesalers.

Professional Products

     The Company's professional products segment is comprised of two categories: urology prescription drug products and respiratory prescription drug products and devices.

     The Company owns one of broadest lines of branded prescription urology products (excluding anti-infectives). The urology products include urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED, CYSTOSPAZ and CYSTOSPAZ-M analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON for use in diagnostic procedures and the catheterization process. B&O and AQUACHLORAL suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

     During the three months ended September 30, 1999, the Company initiated a program offering reimbursable respiratory prescription drug products and devices, consisting of albuterol, ipratropium and nebulizers to its Medicare-eligible customers with diabetes who also suffer from COPD. It believes that its database of over 220,000 active diabetes supply customers and expertise in selling diabetes testing supplies will be a significant advantage in entering this new market.

     The Company believes it can capitalize on its expertise in selling products eligible for Medicare and private insurance reimbursement by expanding into other chronic disease states, as it has done in the diabetes marketplace. To implement this strategy, in October 1999 the Company initiated a national direct-to-consumer television advertising campaign to add customers who have respiratory problems but who do not have diabetes. In 1998, total Medicare reimbursements in the COPD marketplace were similar to the diabetes market.

Growth Strategy

     The Company's growth strategy includes the following elements:

     - continue growth in the Company's diabetes supplies business by expanding its customer base;

     -    sell products addressing other chronic disease categories;

     -    create alliances with national retailers;

     -    begin e-commerce marketing; and

     -    add complementary products and businesses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Total net revenues increased by 44.7% to $35.92 million in the three months ended September 30, 1999, as compared with $24.82 million in the three months ended September 30, 1998. This increase was primarily the result of the increase in the Company's diabetes supplies business.

     Pretax income doubled to $5.09 million in the three months ended September 30, 1999, as compared with $2.54 million in the three months ended September 30, 1998, excluding a $1.6 million gain from the sale of the wound care business in the 1998 period. The Company's net income increased by 104.9% to $3.13 million in the three months ended September 30, 1999, as compared with $1.53 million in the three months ended September 30, 1998, excluding the gain on the sale. Net income, including the gain on the sale, was $2.48 million in the three months ended September 30, 1998.

     Net revenues from diabetes supplies increased by 56.1% to $29.24 million in the three months ended September 30, 1999, as compared with $18.74 million in the three months ended September 30, 1998. This growth was primarily due to shipments to non-insulin using (Type II) diabetics which represent the largest population of Medicare-eligible seniors. These customers became eligible for reimbursement on July 1, 1998. Shipments to insulin using (Type I) diabetic customers also increased.

     Net revenues of consumer healthcare products increased by 7.0% to $4.09 million in the three months ended September 30, 1999, as compared with $3.82 million in the three months ended September 30, 1998. Sales of both the AZO product line and digital thermometry products increased during the three months ended September 30, 1999. The Company added to its consumer healthcare product line by introducing AZO MENOPAUSE and AZO CONFIDENCE in April 1999, sales of which were not included in the three months ended September 30, 1998.

     In the professional products segment, net revenues, which included first-time shipments of respiratory products, increased by 14.1% to $2.59 million in the three months ended September 30, 1999, as compared with $2.27 million in the three months ended September 30, 1998.

     As a percentage of net revenues, overall gross margins were 57.9% in the three months ended September 30, 1999 and 52.1% in the three months ended September 30, 1998. Gross margins in the three months ended September 30, 1999 increased due to improved product mix from sales of diabetes related products.

     As a percentage of net revenues, selling, general and administration expenses ("SG&A expenses") were 42.4% for the three months ended September 30, 1999 as compared with 40.0% for the three months ended September 30, 1998. SG&A expenses increased by 53.4% in the three months ended September 30, 1999 to $15.23 million as compared with $9.93 million in the three months ended September 30, 1998. This dollar increase is primarily attributable to the expansion of Liberty Medical.

     Investment income decreased by approximately 20.9% to $110,000 in the three months ended September 30, 1999 as compared with $139,000 in the three months ended September 30, 1998 as the Company earned interest on lower average cash balances. Interest expense decreased by 5.5% to approximately $579,000 in the three months ended September 30, 1999, as compared with approximately $613,000 in the three months ended September 30, 1998, primarily reflecting lower outstanding principal on the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998

     Total net revenues increased by 48.4% to $67.50 million in the six months ended September 30, 1999, as compared with $45.48 million in the six months ended September 30, 1998. This increase was primarily the result of the increase in Liberty Medical sales.

     Pretax income increased 93.2% to $9.08 million in the six months ended September 30, 1999 as compared with $4.70 million in the six months ended September 30, 1998, excluding the gain on sale of the wound care business in the 1998 period. The Company's net income increased by 98.0% to $5.58 million in the six months ended September 30, 1999, as compared with $2.82 million in the six months ended September 30, 1998, excluding the gain on the sale. Net income, including the gain on the sale, was $3.78 million in the three months ended September 30, 1998.

     Net revenues from diabetes supplies increased by 61.6% to $55.61 million in the six months ended September 30, 1999, as compared with $34.42 million in the six months ended September 30, 1998. This growth is primarily due to shipments to non-insulin using (Type II) diabetics which represent the largest population of Medicare-eligible seniors. These customers became eligible for reimbursement on July 1, 1998. Shipments to insulin using (Type I) diabetic customers also increased.

     Net revenues of consumer healthcare products increased by 9.3% to $7.02 million in the six months ended September 30, 1999, as compared with $6.42 million in the six months ended September 30, 1998. Sales of both the AZO product line and digital thermometry products increased during the six months ended September 30, 1999.

     In the professional products segment, net revenues, which included first-time shipments of respiratory products, increased by 4.8% to $4.87 million in the six months ended September 30, 1999, as compared with $4.65 million in the six months ended September 30, 1998.

     As a percentage of net revenues, overall gross margins were 57.3% in the six months ended September 30, 1999 and 52.1% in the six months ended September 30, 1998. Gross margins in the six months ended September 30, 1999 increased due to an improved product mix from sales of diabetes related products.

     As a percentage of net revenues, SG&A expenses were 42.4% for the six months ended September 30, 1999 as compared with 39.6% for the six months ended September 30, 1998. SG&A expenses increased by 58.9% in the six months ended September 30, 1999 to $28.59 million as compared with $17.99 million in the six months ended September 30, 1998. This dollar increase is primarily attributable to the expansion of Liberty Medical.

     Investment income decreased by approximately 21.3% to $199,000 in the six months ended September 30, 1999 as compared with approximately $253,000 in the six months ended September 30, 1998 as the Company earned interest on lower average cash balances. Interest expense decreased by 5.4% to $1.18 million in the six months ended September 30, 1999, as compared with $1.25 million in the six months ended September 30, 1998, primarily reflecting lower outstanding principal on the Hancock Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has raised $109.34 million in gross equity capital, of which $7.16 million was from venture capital financings before the Company's initial public offering, $39.00 million from its March 1992 initial public offering, $4.55 million from a November 1995 public offering of 700,000 shares of common stock, $2.75 million from the March 1996 sale of 431,937 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933, and $55.88 million from the October 1999 sale of 2,629,599 shares of common stock.

     Subsequent to September 30, 1999, the Company and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with this offering, the Company paid underwriters a fee of $1.17 per share and incurred approximately $500,000 in legal, accounting, and other expenses. The net proceeds to the Company from this offering, after deducting underwriting fees and expenses, were $52.3 million.

     As of September 30, 1999, working capital was $31.47 million, as compared with working capital of $32.39 million as of March 31, 1999. Cash and cash equivalents were $11.06 million and $10.19 million as of September 30, and March 31, 1999, respectively.

     During the six months ended September 30, 1999, the Company reduced the outstanding balance by $1.5 million to $2.5 million under its $10.0 million collateralized revolving credit facility. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. This facility is collateralized by certain assets of the Company. Under this facility, the Company is obligated to and was in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 8.25% as of September 30, 1999. The Company additionally paid $1.0 million on the Hancock Notes in July 1999, resulting in a $20 million principal balance.

     In October 1999, the Company used $21.8 million of the proceeds of its public offering to retire $20.0 million of the Hancock Notes and to pay a related early payment premium of approximately $1.8 million. In addition, the Company reduced the revolving credit facility balance to zero. The Company's remaining debt is a $1.4 million mortgage described below.

     To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to be, and is in compliance with certain financial covenants. The interest rate is 8.07%.

     Accounts receivable, net was $35.27 million and $32.25 million as of September 30 and March 31, 1999, respectively. This increase as of September 30, 1999 is the result of record shipments by Liberty Medical during the six months ended September 30, 1999. As of September 30, 1999, Liberty Medical's gross unbilled receivables included in accounts receivable, net were $16.80 million.

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

     Year 2000 problems could affect the manufacture and distribution of products, maintenance of communications with the Company's customers and suppliers and conduct of financial and administrative operations. The Company is making programming modifications and upgrades to correct or replace the systems critical to its business which it has identified as non-Year 2000 compliant. In addition to in-house efforts, the Company has asked, and are awaiting responses from, vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on operations to verify Year 2000 readiness. The Company is testing such systems where appropriate and possible. The Company has not completed its Year 2000 contingency plan.

     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, expenditures related to the Year 2000 problem have been less than $200,000. Such costs do not include normal system upgrades and replacements. The Company does not expect the future costs relating to Year 2000 compliance to have a material effect on its results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the failure of suppliers or major customers (such as a large drug wholesaler or distributor) to continue operations due to such a problem, its results of operations or financial condition could be materially and adversely impacted.

     The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by its ability to successfully identify Year 2000 problems, the nature and amount of programming required to fix affected programs, the related labor and/or consulting costs for such remediation, and the success of third parties with whom the Company has business relationships in addressing their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the Company's business and results of operations or financial condition.

     The information presented above is based on the Company's estimates, which it made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost of, or delay, remedying Year 2000 problems. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosures Act (P.L. 105-271).

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

     Sales of a significant portion of our diabetes-related products will depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there were a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement and other sanctions, including fines and loss of Medicare provider status.


We plan to continue our rapid expansion; if we do not manage our growth successfully, our growth and profitability may slow or stop

     We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.


The profitability of our diabetes supply business will decrease if we do not receive recurring orders from customers

     We generally incur losses and negative cash flow with respect to the first order for diabetes supplies from a customer, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of our diabetes supply business depends on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.


We could experience significantly reduced profits from our diabetes supply business if improved technologies that eliminate the need for consumable testing supplies are developed for glucose monitoring

     The majority of our diabetes supply products sales are of consumable testing supplies used to draw and to test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect Liberty Medical's business.


We could be liable for harm caused by products that we sell

     The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. Our insurance may not provide adequate coverage against these claims.

We could lose customers and revenues to new or existing competitors who have greater financial or operating resources

     Competition from other sellers of diabetes supplies, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well known names and substantial resources. These companies may develop products and services that are more effective than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.


Loss of use of manufacturing facilities would significantly reduce revenues and profits from our consumer healthcare and professional products

     We manufacture substantially all of our professional products and many of our AZO products at our facility in Woburn, Massachusetts. We also have most of our thermometers manufactured at one facility in China. If we cannot use either facility as a result of Food and Drug Administration, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits from the sale of those products will decrease significantly. We might also incur significant expense in remedying the problem or securing an alternative manufacturing source.


If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

     Many of the products that we sell are regulated by the Food and Drug Administration and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales, and incur expense until we are in compliance with the regulations or change to another acceptable supplier.


We could have difficulty selling our consumer healthcare and professional products if we cannot maintain and expand our sales to distributors

     We rely on third party distributors to market and sell our consumer healthcare and professional products. Our sales of consumer healthcare and professional products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.


Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

     Any accounting or business change that shortens or eliminates the four year amortization of our direct-response advertising costs could result in accelerated charges against our earnings.


Our quarterly revenues or operating results could vary, which may cause the market price of our common stock to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

     -    changes in reimbursement guidelines and amounts;
     -    changes in regulations affecting the healthcare industry;
     -    changes in the mix or cost of our products;
     -    the timing of customer orders;
     -    the timing and cost of our advertising campaigns; and
     - the timing of the introduction or acceptance of new products and services offered by us or our competitors.

We may make acquisitions that will strain our financial and operational resources

     We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

     - diversion of the attention of senior management from important business matters;

     -    amortization of substantial goodwill;

     -    difficulty in retaining key personnel of an acquired business;

     -    failure to assimilate operations of an acquired business;

     -    failure to retain the customers of an acquired business;

     -    possible operating losses and expenses of an acquired business;

     - exposure to legal claims for activities of an acquired business prior to acquisition; and

     -    incurrence of debt and related interest expense.


We may fail to locate alternative suppliers for our thermometers if our sole supplier in China cannot meet our demands

     We purchase most of our thermometers from a sole supplier based in China. The delivery of products from this supplier is subject to changing risks associated with political developments and restrictions on trade. In the event that this supplier does not meet our demands, we cannot be certain that we could acquire products from other sources on a timely or cost effective basis.


Year 2000 problems may adversely affect our business

     The Year 2000 problem could adversely affect all aspects of our business, including the:

     -    manufacture and distribution of products;

     -    maintenance of communications with our customers and suppliers; and

     -    conduct of financial and administrative operations;

     Although we have completed asking vendors, major customers, service suppliers and banks to verify their Year 2000 readiness, not all have responded. We have not yet completed our Year 2000 contingency plan.


Our stock price could be volatile, which could result in substantial losses for investors.

     The trading price of our common stock has been volatile and is likely to continue to be volatile. The stock market in general, and the market for healthcare-related companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

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

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on September 9, 1999, the following proposals were adopted by the votes specified below:

Proposal
--------
                                               For                Against                Abstain
                                               ---                -------                -------
Election of Directors:
 Steven J. Lee                              8,565,062                                   17,557(1)
 Thomas S. Soltys                           8,564,340                                   16,835(1)

To approve an amendment
 to the Company's
 1998 Stock Incentive Plan                  6,004,524            1,673,939             903,434

Ratification of
 PricewaterhouseCoopers LLP
 as the Company's independent
 public accountants                         8,550,173               18,600              13,124

----------------------

     (1)  Represents votes "withheld" from each respective director.

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (1) See Exhibit Index immediately following this report and incorporated herein by reference.

     (2) There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PolyMedica Corporation
                                                 ----------------------
                                                     (registrant)



                                                 /s/ Steven J. Lee
                                                 -------------------------------
                                                 Steven J. Lee
                                                 Chairman and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)



                                                 /s/ Eric G. Walters
                                                 -------------------------------
                                                 Eric G. Walters
                                                 Chief Financial Officer and
                                                 Clerk (Principal Financial and
                                                 Accounting Officer)



Dated: November 12, 1999

                                  Exhibit Index

                             POLYMEDICA CORPORATION

Exhibit                                Description
-------                                -----------

  27.1   -    Financial Data Schedule - Six months ended September 30, 1999