Form 10-Q
period 1999-12-31
POLYMEDICA CORP
filed 2000-02-14
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-19842

                             PolyMedica Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                             04-3033368
    ------------------------------                --------------------
    State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization                  Identification No.)

              11 State Street, Woburn, Massachusetts      01801
            ----------------------------------------    ----------
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (781) 933-2020
                                                         --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

         The number of shares outstanding of the registrant's class of Common Stock as of February 9, 2000 was 12,986,974, which includes 2,203 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                                             Page
PART I  -         FINANCIAL INFORMATION

Item 1  -         Unaudited Financial Statements

                  Consolidated Balance Sheets at
                           December 31 and March 31, 1999 ..................................     3

                  Consolidated Statements of Operations
                           for the three and nine months
                           ended December 31, 1999 and 1998 ................................     5

                  Consolidated Statements of Cash Flows
                           for the nine months ended
                           December 31, 1999 and 1998 ......................................     6

                  Notes to Consolidated Financial Statements ...............................     7

Item 2  -         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................    12

Item 3  -         Quantitative and Qualitative Disclosures About Market Risk ...............    22

PART II -         OTHER INFORMATION

Item 5   -        Other Information ........................................................    23

Item 6  -         Exhibits and Reports on Form 8-K .........................................    23

Signatures .................................................................................    24

Exhibit Index ..............................................................................    25

                         PART I - FINANCIAL INFORMATION

ITEM 1.           UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                          DECEMBER 31,      MARCH 31,
                                                             1999             1999
                                                          (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                             $ 41,201        $ 10,191
      Accounts receivable (net of allowances of               34,430          32,251
         $9,574 and $7,330 as of December 31 and
         March 31, 1999, respectively)
      Inventories                                              7,872           6,909
      Deferred tax asset                                       2,708           2,708
      Prepaid expenses and other
         current assets                                        1,840             721
                                                             --------        -------

              Total current assets                            88,051          52,780

Property, plant and equipment, net                            10,700           6,856
Intangible assets, net                                        35,570          37,278
Direct response advertising, net                              22,210          15,678
Other assets                                                     636             347
                                                             --------        -------

              Total assets                                  $157,167        $112,939
                                                             =======         =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                      DECEMBER 31,    MARCH 31,
                                                                           1999        1999
                                                                      (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $ 9,638      $12,527
    Accrued expenses                                                      11,621        4,781
    Current portion of long-term debt and notes payable, net                  51        3,083
                                                                         -------      -------

              Total current liabilities                                   21,310       20,391

Long-term debt and notes payable, net                                      1,344       21,583
Deferred income taxes                                                      7,920        7,920
                                                                         -------      -------

              Total liabilities                                           30,574       49,894

Commitments

Shareholders' equity:
      Preferred stock $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                                --           --
      Common stock $.01 par value; 20,000,000 shares
        authorized; 12,945,286 and 9,197,075 issued
        as of December 31 and March 31, 1999,
        respectively                                                         129           92
      Treasury stock, at cost, (78,003 shares as of
        March 31, 1999)                                                       --        (458)
      Additional paid-in capital                                         109,844       56,557
      Retained earnings                                                   16,620        7,480
      Notes receivable from officers                                          --        (626)
                                                                         -------       ------

              Total shareholders' equity                                 126,593       63,045
                                                                         -------       ------

              Total liabilities and shareholders' equity                $157,167     $112,939
                                                                         =======      =======


The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       DECEMBER 31,  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                          1999          1998             1999          1998
                                                          ----          ----             ----          ----
Net revenues                                             $42,437       $28,791         $109,936       $74,275

Cost of sales                                             17,569        13,965           46,422        35,764
                                                          ------        ------           ------        ------

Gross margin                                              24,868        14,826           63,514        38,511

Selling, general and administrative
  expenses                                                17,303        11,394           45,890        29,383
                                                          ------        ------           ------        ------

Income from operations                                     7,565         3,432           17,624         9,128

Other income and expense:
   Gain on sale of wound care business                        --            --               --         1,597
   Investment income                                         487           105              686           358
   Interest expense                                         (101)         (627)          (1,283)       (1,877)
                                                          ------        ------           ------        ------
                                                             386         (522)             (597)           78

Income before income taxes                                 7,951         2,910           17,027         9,206
Income tax provision                                       3,061         1,164            6,555         3,683
                                                           -----         -----            -----         -----

Income before extraordinary loss                           4,890         1,746           10,472         5,523

Extraordinary loss on retirement of debt,
  net of related taxes                                    (1,332)           --           (1,332)           --
                                                          ------        ------           ------        ------

Net income                                                $3,558        $1,746           $9,140        $5,523
                                                          ======        ======           ======        ======

Net income per weighted average share:

    Basic, before extraordinary loss on
      retirement of debt                                    $.38          $.20            $1.00          $.62
    Basic                                                   $.28          $.20             $.88          $.62

    Diluted, before extraordinary loss on
      retirement of debt                                    $.37          $.18             $.94          $.57
    Diluted                                                 $.27          $.18             $.82          $.57

    Weighted average shares, basic                        12,762         8,933           10,437         8,844

    Weighted average shares, diluted                      13,192         9,832           11,190         9,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                              1999           1998
Cash flows from operating activities:
    Net income                                                              $  9,140       $  5,523
    Adjustments to reconcile net income to net cash flows
      from operating activities:
        Gain on sale of wound care business                                       --         (1,597)
        Depreciation and amortization                                          2,710          2,446
        Amortization of direct-response advertising                            6,170          3,869
        Direct-response advertising                                          (12,702)        (7,126)
        Deferred income taxes                                                     --          3,291
        Extraordinary loss on retirement of debt                               2,165             --
        Provision for bad debts                                                7,536          4,628
        Provision for sales allowances                                         6,448          2,302
        Other                                                                    247             --
        Changes in assets and liabilities:
           Accounts receivable                                               (16,162)       (14,908)
           Inventories                                                        (1,214)        (2,206)
           Prepaid expenses and other assets                                  (1,314)        (1,018)
           Accounts payable                                                   (3,066)         2,054
           Accrued expenses                                                    6,839            692
                                                                            --------       --------

                Total adjustments                                             (2,343)        (7,573)

                Net cash flows from operating activities                       6,797         (2,050)
                                                                            --------       --------

Cash flows from investing activities:
    Proceeds from sale of wound care business, net of related expenses            --          1,597
    Purchase of property, plant and equipment                                 (4,787)        (1,218)
                                                                            --------       --------

                Net cash flows from investing activities                      (4,787)           379
                                                                            --------       --------

Cash flows from financing activities:
    Borrowings under revolving credit facility                                    --          5,000
    Net proceeds from secondary offering                                      52,205             --
    Proceeds from issuance of common stock                                     2,139            656
    Repayment of long-term debt and notes payable                            (23,606)        (1,329)
    Premium paid on debt extinguishment                                       (1,806)            --
    Repayment of officer notes receivable                                         68             68
                                                                            --------       --------

                Net cash flows from financing activities                      29,000          4,395
                                                                            --------       --------

                Net increase in cash and cash equivalents                     31,010          2,724
                                                                            --------       --------

                Effect of exchange rate changes on cash                           --             (7)

                Cash and cash equivalents at beginning of period              10,191          6,440
                                                                            --------       --------

                Cash and cash equivalents at end of period                  $ 41,201       $  9,157
                                                                            ========       ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and its unaudited Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 1999.

         For the fiscal year ending March 31, 2000, the Company will record the tax benefit for stock options exercised during the calendar year ended December 31, 1999.

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

2.      Inventories consist of the following: (In thousands)

                                   December  31,     March 31,
                                       1999           1999
                                       ----           ----
        Raw materials                $   792           $ 739
        Work in process                  571             594
        Finished goods                 6,509           5,576
                                       -----           -----
                                      $7,872          $6,909
                                       =====           =====

3. In accordance with Statement of Position 93-7, the Company capitalized direct-response advertising of $5.02 million and $1.58 million in the three months ended December 31, 1999 and 1998, respectively. A total of $2.53 million and $1.41 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended December 31, 1999 and 1998, respectively. A total of $12.70 million and $7.13 million of direct-response advertising was capitalized in the nine months ended December 31, 1999 and 1998, respectively. A total of $6.17 million and $3.87 million in direct-response advertising was amortized and charged to selling, general and administrative expense in the nine months ended December 31, 1999 and 1998, respectively. As of December 31 and March 31, 1999, accumulated amortization was

$14.10 million and $7.92 million, which resulted in a net capitalized direct-response advertising asset of $22.21 million and $15.68 million, respectively.

4. As of December 31, 1999, gross unbilled receivables included in accounts receivable, net were $17.78 million as compared with $15.35 million as of March 31, 1999.

5.       Calculations of earnings per share are as follows:


(In thousands, except per share data)            Three Months Ended        Nine Months Ended
                                                     December 31,             December 31,
                                                  1999         1998         1999         1998
                                                  ----         ----         ----         ----
Net income                                      $ 3,558      $ 1,746      $ 9,140      $ 5,523
BASIC:
Weighted average common stock outstanding,
net of treasury stock, end of period             12,762        8,933       10,437        8,844

Net income per common share, basic              $   .28      $   .20      $   .88      $   .62
                                                 ======        =====       ======        =====
DILUTED:
Weighted average common stock outstanding,
net of treasury stock, end of period             12,762        8,933       10,437        8,844

Weighted average common stock equivalents           430          899          753          930
                                                 ------        -----       ------        -----
Weighted average common stock outstanding,
net of treasury stock, end of period             13,192        9,832       11,190        9,774

Net income per common share, diluted            $   .27      $   .18      $   .82      $   .57
                                                 ======        =====       ======        =====

          Options to purchase 209,000 and 240,604 shares of common stock were outstanding during the three months ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. During the nine months ended December 31, 1999 and 1998, options to purchase 234,000 and 240,604 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share for the same reason.

6. The Company's total net income and comprehensive income was $3.56 million and $1.75 million for the three months ended December 31, 1999 and 1998, respectively.

7.       The Company has three reportable segments:

         Diabetes Supplies - Liberty Medical Supply, Inc. is a direct-to-consumer provider of diabetes testing supplies to seniors who have Medicare coverage.

         Consumer Healthcare - The Company's consumer healthcare segment offers the AZO line of products which includes OTC ("over-the-counter") female urinary tract discomfort products and home medical diagnostic kits; and is a manufacturer and distributor of private-label and branded digital thermometers.

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

         This segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Information concerning the operations in these reportable segments is as follows:

                             Three Months Ended          Nine Months Ended
                          December 31   December 31,  December 31,  December 31,
(In thousands)               1999          1998          1999          1998
                             ----          ----          ----          ----
NET REVENUES:
Diabetes Supplies          $ 34,063      $ 22,092      $ 89,673      $ 56,511
Consumer Healthcare           3,724         4,133        10,739        10,549
Professional Products         4,650         2,566         9,524         7,215
                           --------      --------      --------      --------
Total                      $ 42,437      $ 28,791      $109,936      $ 74,275
                           ========      ========      ========      ========

DEPRECIATION AND AMORTIZATION:
Diabetes Supplies          $  2,556      $  1,692      $  6,829      $  4,692
Consumer Healthcare              17            20            46            50
Professional Products           913           513         1,959         1,535
All Other                        17            13            46            38
                           --------      --------      --------      --------
Total                      $  3,503      $  2,238      $  8,880      $  6,315
                           ========      ========      ========      ========

INCOME BEFORE INCOME TAXES:
Diabetes Supplies          $  5,928      $  1,516      $ 12,914      $  5,173
Consumer Healthcare             677           902         1,956         2,133
Professional Products         1,346           492         2,157         1,900
                           --------      --------      --------      --------
Total                      $  7,951      $  2,910      $ 17,027      $  9,206
                           ========      ========      ========      ========

                          December 31,   March 31,
                             1999           1999
SEGMENT ASSETS:
Diabetes Supplies          $ 68,179      $ 62,922
Consumer Healthcare           7,686         6,263
Professional Products        39,784        39,337
All Other                    41,518         4,417
                           --------      --------
Total                      $157,167      $112,939
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

9. During the nine months ended December 31, 1999, certain officers transferred 19,400 shares of their PolyMedica common stock to repay to PolyMedica, loans aggregating $558,958, resulting in an increase in treasury stock of 19,400 shares. In connection with the offering, the Company issued 169,291 shares of treasury stock which reduced additional paid-in capital by $2.7 million.

10.      Long-Term Debt

         In October 1999, the Company repaid all amounts due to John Hancock Mutual Life Insurance Company ("Hancock") under its $25 million of Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"). See Note 12.

         As of December 31, 1999, the Company had no outstanding balance under its existing $10.0 million revolving credit facility. Under the terms of the credit facility, the Company is required to be and was in compliance with certain financial covenants. The interest rate was 8.50% as of December 31, 1999.

         To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to be and was in compliance with certain financial covenants. The interest rate is 8.07% per annum.

11. In July 1998, the Company realized $1.6 million in cash from Innovative Technologies Group plc ("IT") in a prepayment agreement as full and final settlement of a $4.0 million unsecured promissory note issued to the Company in connection with the July 1997 sale to IT of certain assets related to the Company's wound care business. The $1.6 million cash received, net of related expenses, is recorded as Other Income in the nine months ended December 31, 1998.

                                                                 Nine Months Ended
(In thousands, except per share data)                            December 31, 1998
                                                                 -----------------
Gain on sale of wound care                                                $1,597
Provision for income taxes related to gain                                   639
                                                                             ---
Gain on sale, net of income taxes                                           $958
                                                                             ===
Income per common share, diluted, related to
gain on sale of wound care business                                         $.10
                                                                             ===

12. In October 1999, the Company and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with the Company's sale of shares in the offering the Company paid underwriters a fee of $1.17 per share or $3.1 million and incurred approximately $600,000 in legal, accounting, and other expenses. The net proceeds to the Company from this offering, after deducting underwriting fees and expenses, were $52.2 million, which was recorded as additional paid-in capital. The Company used $21.8 million of the proceeds to retire $20.0 million of long-term debt and to pay an early payment premium of approximately $1.8 million. The balance of the proceeds from this offering will be used for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

          PolyMedica sells specialty medical products primarily in three business segments.

          Liberty Medical Supply, Inc. ("Liberty Medical") is a national direct-to-consumer provider of diabetes supplies to seniors covered by Medicare. The Company's consumer healthcare segment also holds a leading position in the urinary health market through its consumer healthcare division and sells fever thermometers. The Company's professional products segment is comprised of two categories of prescription products. The Company (i) manufactures, distributes and sells prescription urological and suppository products under its own brands and (ii) has recently entered the respiratory products market focused on providing direct-to-consumer products and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD").

         Since acquiring Liberty Medical in 1996, the Company has devoted a large part of its resources to the growth of its diabetes supplies business, resulting in substantial increases in the revenues and earnings of that business in each of its 1999, 1998 and 1997 fiscal years. In addition, the Company intends to continue this emphasis on other direct-to-consumer businesses in the future.

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

Diabetes Supplies

         As a participating Medicare provider and third-party insurance biller, Liberty Medical provides a simple, reliable way for Medicare-eligible seniors to obtain their diabetes testing supplies from name-brand manufacturers. Liberty Medical has over 250,000 active customers and, the Company believes, the country's largest proprietary database of seniors with diabetes. This group of active customers represents 4.0% of an estimated 6.3 million Medicare-eligible seniors who have diabetes in the United States. Liberty Medical offers a wide array of products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her diabetes-related upfront expenses and offers the convenience of free home delivery of supplies.

         Liberty Medical's rapid growth has been due to innovations in identifying, qualifying and retaining its customers. In 1997, Liberty Medical launched its direct-response advertising program using national television advertisements targeting seniors with diabetes. Since its acquisition by PolyMedica through December 31, 1999, Liberty Medical has invested $34.0 million in direct-response advertising to senior diabetics.

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

         The Company owns one of the broadest lines of branded prescription urology products (excluding anti-infectives). The urology products include urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED, CYSTOSPAZ and CYSTOSPAZ-M analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON for use in diagnostic procedures and the catheterization process. B&O and AQUACHLORAL suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives.

         In August 1999, the Company initiated a program offering reimbursable respiratory prescription drug products and devices, consisting of albuterol, ipratropium and nebulizers to its Medicare-eligible customers with diabetes who also suffer from COPD. It believes that its database of over 250,000 active diabetes supply customers and expertise in selling diabetes testing supplies will be a significant advantage in entering this new market.

           The Company believes it can capitalize on its expertise in selling products eligible for Medicare and private insurance reimbursement by expanding into other chronic disease states, as it has done in the diabetes marketplace. To implement this strategy, in October 1999 the Company initiated a national direct-to-consumer television advertising campaign to attract customers who have respiratory problems but who do not have diabetes. In 1998, total Medicare reimbursements in the COPD marketplace were similar to the diabetes strips market.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

         Total net revenues increased by 47.4% to $42.44 million in the three months ended December 31, 1999, as compared with $28.79 million in the three months ended December 31, 1998. This increase was primarily the result of the increase in the Company's diabetes supplies business.

         Pretax income increased by 173.2% to $7.95 million in the three months ended December 31, 1999, as compared with $2.91 million in the three months ended December 31, 1998. The Company's income before extraordinary loss on retirement of debt, increased by 180.0% to $4.89 million in the three months ended December 31, 1999, as compared with $1.75 million in the three months ended December 31, 1998. Net income was $3.56 million in the three months ended December 31, 1999.

         Net revenues from diabetes supplies increased by 54.2% to $34.06 million in the three months ended December 31, 1999, as compared with $22.09 million in the three months ended December 31, 1998. This growth was primarily due to shipments to non-insulin using (Type II) diabetics which represent the largest population of Medicare-eligible seniors. These customers became eligible for reimbursement on July 1, 1998. Shipments to insulin using (Type I) diabetic customers also increased.

         Net revenues of consumer healthcare products decreased by 10.0% to $3.72 million in the three months ended December 31, 1999, as compared with $4.13 million in the three months ended December 31, 1998. This decrease is primarily due to stocking orders of flexible-tip digital thermometers for new customers during the three months ended December 31, 1998.

         In the professional products segment, net revenues increased by 81.7% to $4.65 million in the three months ended December 31, 1999, as compared with $2.57 million in the three months ended December 31 1998. This increase was attributable to shipments of respiratory products in the three months ended December 31, 1999.

         As a percentage of net revenues, overall gross margins were 58.6% in the three months ended December 31, 1999 and 51.5% in the three months ended December 31, 1998. Gross margins in the three months ended December 31, 1999 increased due to improved product mix from sales of diabetes related products.

         As a percentage of net revenues, selling, general and administration expenses ("SG&A expenses") were 40.8% for the three months ended December 31, 1999 as compared with 39.6% for the three months ended December 31, 1998. SG&A expenses increased by 51.9% in the three months ended December 31, 1999 to $17.30 million as compared with $11.39 million in the three months ended December 31, 1998. This dollar increase was primarily attributable to the expansion of Liberty Medical.

         Investment income increased by 362.3% to $487,000 in the three months ended December 31, 1999 as compared with $105,000 in the three months ended December 31, 1998 as the Company earned interest on higher average cash balances as a result of proceeds from the Company's October 1999 secondary public offering. Interest expense decreased by 83.9% to approximately $101,000 in the three months ended December 31, 1999, as compared with approximately $627,000 in the three months ended December 31, 1998, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

         Total net revenues increased by 48.0% to $109.94 million in the nine months ended December 31, 1999, as compared with $74.28 million in the nine months ended December 31, 1998. This increase was primarily the result of the increase in Liberty Medical sales.

         Pretax income increased by 85.0% to $17.03 million in the nine months ended December 31, 1999 as compared with $9.21 million in the nine months ended December 31, 1998. The Company's income before extraordinary loss on retirement of debt, increased by 89.6% to $10.47 million in the nine months ended December 31, 1999, as compared with $5.52 million in the nine months ended December 31, 1998. Net income was $9.14 million in the nine months ended December 31, 1999.

         Net revenues from diabetes supplies increased by 58.7% to $89.67 million in the nine months ended December 31, 1999, as compared with $56.51 million in the nine months ended December 31, 1998. This growth is primarily due to shipments to non-insulin using (Type II) diabetics which represent the largest population of Medicare-eligible seniors. These customers became eligible for reimbursement on July 1, 1998. Shipments to insulin using (Type I) diabetic customers also increased.

         Net revenues of consumer healthcare products increased by 1.8% to $10.74 million in the nine months ended December 31, 1999, as compared with $10.55 million in the nine months ended December 31, 1998. Sales of both the AZO product line and digital thermometry products increased during the nine months ended December 31, 1999.

         In the professional products segment, net revenues increased by 32.0% to $9.52 million in the nine months ended December 31, 1999, as compared with $7.22 million in the nine months ended December 31, 1998. This increase is attributable to shipments of respiratory products which commenced in the quarter ended September 30, 1999.

         As a percentage of net revenues, overall gross margins were 57.8% in the nine months ended December 31, 1999 and 51.8% in the nine months ended December 31, 1998. Gross margins in the nine months ended December 31, 1999 increased due to an improved product mix from sales of diabetes related products.

         As a percentage of net revenues, SG&A expenses were 41.7% for the nine months ended December 31, 1999 as compared with 39.6% for the nine months ended December 31, 1998. SG&A expenses increased by 56.2% in the nine months ended December 31, 1999 to $45.89 million as compared with $29.38 million in the nine months ended December 31, 1998. This dollar increase is primarily attributable to the expansion of Liberty Medical.

         Investment income increased by 91.6% to $686,000 in the nine months ended December 31, 1999 as compared with approximately $358,000 in the nine months ended December 31, 1998 as the Company earned interest on higher average cash balances as a result of proceeds from the Company's October 1999 secondary public offering. Interest expense decreased by 31.6% to $1.28 million in the nine months ended December 31, 1999, as compared with $1.88 million in the nine months ended December 31, 1998, due to repayment of the Hancock Notes.

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

         During the three months ended December 31, 1999, PolyMedica and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with this offering, the Company paid underwriters a fee of $1.17 per share and incurred approximately $600,000 in legal, accounting, and other expenses. The net proceeds to the Company from this offering, after deducting underwriting fees and expenses, were $52.2 million.

         As of December 31, 1999, working capital was $66.74 million, as compared with working capital of $32.39 million as of March 31, 1999. Cash and cash equivalents were $41.20 million and $10.19 million as of December 31 and March 31, 1999, respectively.

         As of December 31, 1999, the Company had no outstanding balance under its $10.0 million collateralized revolving credit facility. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. This facility is collateralized by certain assets. Under this facility, the Company is obligated to be, and is in compliance with certain financial covenants. The interest rate was 8.50% as of December 31, 1999.

         In October 1999, the Company used $21.8 million of the proceeds of its public offering to retire $20.0 million of the Hancock Notes and to pay a related early payment premium of approximately $1.8 million.

         To support Liberty Medical's growth, in May 1999 the Company purchased a 66,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to be, and is in compliance with certain financial covenants. The interest rate is 8.07% per annum.

         Accounts receivable, net was $34.43 million and $32.25 million as of December 31 and March 31, 1999, respectively. This increase as of December 31, 1999 was the result of record shipments by Liberty Medical and receivables related to the new respiratory products business. As of December 31, 1999, gross unbilled receivables included in accounts receivable, net were $17.78 million as compared with $15.35 million as of March 31, 1999.

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

YEAR 2000 COMPLIANCE

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company implemented a program to address this problem prior to 2000 and has not experienced any problems to date since January 1, 2000.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance were expensed as incurred. To date, expenditures related to the Year 2000 problem have been less than $200,000. Such costs do not include normal system upgrades and replacements.

         Although the Company has not experienced any problems since the beginning of the year 2000, such problems may still arise. If they do arise, these problems could have a material adverse effect on the Company's business.

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

We plan to continue our rapid expansion; if we do not manage our growth successfully; our growth and profitability may slow or stop

         We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demand on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

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

We could experience significantly reduced profits from our diabetes supply business if improved technologies that eliminate the need for consumable testing supplies are developed for glucose monitoring

         The majority of our diabetes supply products sales are of consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect Liberty Medical's business.

We could be liable for harm caused by products that we sell

         The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. Our insurance may not provide adequate coverage against these claims.

We could lose customers and revenues to new or existing competitors who have greater financial or operating resources

         Competition from other sellers of diabetes supplies, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products segments.

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

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

         Many of the products that we sell are regulated by the Food and Drug Administration and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expense until we are in compliance with the regulations or change to another acceptable supplier.

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

Our stock price could be volatile, which could result in substantial losses for investors

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

                           PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION

ITEM 5. OTHER INFORMATION

          On December 9, 1999, the Company's board of directors approved an amendment to the Company's Shareholder Rights Plan. The amendment permits SAFECO Corporation and its affiliates to acquire up to 20 percent of the Company's Common Stock without triggering the Rights Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report and incorporated herein by reference.
(b) There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PolyMedica Corporation
                                    ---------------------------
                                           (registrant)



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


Dated: February 14, 2000

                                  Exhibit Index

                             POLYMEDICA CORPORATION


Exhibit                                Description
-------                                -----------

10.62      -      Amendment No. 1 dated December 9, 1999 amending the Rights
                  Agreement dated as of January 23, 1992 between the Registrant and BankBoston, N.A.

 27.1      -      Financial Data Schedule - Nine Months Ended December 31, 1999.