Form 10-K405
period 2000-03-31
POLYMEDICA CORP
filed 2000-06-29
CIK 878748

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                           Commission File No. 0-19842
                                    ---------

                             POLYMEDICA CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                      04-3033368
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

 11 State Street, Woburn, Massachusetts                        01801
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code               (781) 933-2020
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

           The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $653,710,000 based on the closing price of the Common Stock as reported by The Nasdaq Stock Market(R) on June 27, 2000.

           The number of shares issued of the registrant's class of Common Stock as of June 27, 2000 was 13,184,748 which includes 2,203 shares held in treasury.

           Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1924, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on September 14, 2000. The information required in response to Items 10 - 13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

General

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and adult nutrition supplies through our Chronic Care segment. Our AZO brand holds a leading position in the over-the-counter urinary health market and we distribute a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment. We also market, manufacture and distribute a line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment.

Chronic Care

         We are a national direct-mail provider of diabetes and adult nutrition supplies through our Chronic Care segment. We have a database of over 265,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic care diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare or private insurance directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 265,000 active Medicare-eligible diabetes customers, we serve approximately 4.2% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

         In the quarter ended March 31, 2000, we entered the adult nutrition market, with our primary focus on supplying enteral feeding supplies to seniors covered by Medicare. Many of our adult nutrition patients suffer from cancer and receive chemotherapy and therefore require enteral (tube) feeding. We believe that our expertise in selling diabetes testing supplies will be a significant advantage to us in marketing these products, and we have begun market testing, including television advertisements, to add customers for this market.

Professional Products

         We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a line of prescription urological and suppository products under our own brands though our Professional Products segment. Our broad line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, excluding anti-infectives. Our primary customers for these urology products are large drug wholesalers in the United States.

         Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment.

         In 1998, Medicare expenditures for two key drugs for the treatment of respiratory disease, albuterol and ipratropium, were in excess of $400 million. We estimate that 10% of our customers for diabetes supplies also suffer from respiratory disease. As of March 31, 2000, we had over 13,000 active customers for our respiratory disease supplies.

Consumer Healthcare

         Our Consumer Healthcare division primarily sells over-the-counter female urinary discomfort products and fever thermometers. We sell our urinary discomfort products for women under the AZO brand name and hold the number one position in this market for these types of products. Our thermometers include digital flexible tip, digital and glass thermometers. We sell our Consumer Healthcare products through an extensive network to large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States.

Sale of Wound Care Business

         In July 1997, we sold certain assets of our U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid us $9.00 million in cash and issued us an unsecured promissory note in the face amount of $4.00 million. In July 1998, we accepted $1.60 million as final settlement of this note in consideration of the financial position of the borrower and the unsecured nature of the note. Our fiscal years ended March 31, 1999 and 1998 statements of operations, include $1.60 million and $4.13 million, respectively, of pretax gains on the sale of the wound care business as other income.

Business Strategies

         Our principal strategy is to leverage our technology-based operating platform and compliance management protocol to expand our business. This strategy includes the following elements:

         Continue growth in our Chronic Care and Professional Products businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty"), we have invested in an ongoing program of television advertising to reach a much larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have increased our active diabetes customers from approximately 17,000 to more than 265,000 customers and have over 13,000 active customers for our respiratory disease supplies. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our efficient mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are expanding, upgrading and developing our operations and information systems to continue our high level of customer service.

         Add complementary products and businesses. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products which complement our existing product lines. In selecting and evaluating acquisition candidates, we examine the potential market opportunities for products that can be distributed through our existing marketing infrastructure by utilizing its strengths in sales, marketing and distribution. We will consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchises.

         Begin e-commerce marketing. We are developing a new web site to extend our product offerings into the e-commerce market. Seniors are one of the fastest growing segments of computer and Internet users.

Major Customers

         For the fiscal years ended March 31, 2000, 1999, and 1998, no customer represented more than 10% of our consolidated revenues.

Patents and Trade Secrets

         We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production. We own one patent for the Flexible Tip Digital Thermometer with Fever Alarm (TM).

Manufacturing

         We manufacture in-house several established products, including AZO CRANBERRY(R), AQUACHLORAL(R), B&O(R) and URISED(R). Our state-of-the-art automated suppository machine forms, fills and seals automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency. We purchase certain of our Consumer Healthcare products from other manufacturers.

Government Regulation

         Medicare

         Medicare is a federally funded program that provides health insurance coverage for persons age 65 or older and for some disabled persons. Medicare provides reimbursement for some of the products that we sell. This portion of our business is therefore subject to extensive regulation. Medicare reimbursement payments are often lower than reimbursement payments of other third-party payers, such as traditional indemnity insurance companies. Effective July 1, 1998, testing supplies for Type II diabetics became reimbursable. In addition, on October 1, 1998, new Medicare reimbursement guidelines provided that quarterly orders of diabetes supplies to existing customers be administratively verified before shipment and that all doctor's orders for supplies are valid for a reduced period of six months. In addition, the new regulations require that individuals with Type I diabetes who test more frequently than three times per day and individuals with Type II diabetes who test more frequently than one time per day, visit their physician every six months and maintain a 30-day log book to verify frequency of testing.

         We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our customers. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the Medicare fee schedule for approved diabetes testing, adult nutrition and respiratory supplies, and we bill the remaining 20% of the Medicare fee schedule to either third-party payers or directly to customers. In the event that customers do not provide to us the documents required to bill Medicare, our customers are responsible for the full amounts due. In the year ended March 31, 2000, we provided 7.2% of net revenues, as an allowance for doubtful accounts. We exclude from revenue all amounts in excess of the Medicare fee schedule.

         The processing of third-party reimbursements is a labor-intensive effort, and delays in processing claims for reimbursement may increase working capital requirements. In addition, final determination of the reimbursements that Medicare pays to us are subject to review. Routine Medicare document requests to date have not resulted in any audits or significant adjustments.

         Pharmacy Licensing

         In general, our pharmacy operations are regulated by the State of Florida Board of Pharmacy and the statutes of the State of Florida where we are licensed to do business as a pharmacy. Many of the states into which we deliver pharmaceuticals have laws and regulations governing our activities, although they generally permit our pharmaceutical activities so long as they are permitted under the laws and regulations of Florida. Nevertheless, we have applied for pharmacy licenses in 40 states, have been granted pharmacy licenses in 35 of them as of June 19, 2000, and are awaiting decision in the remaining 5 states. An additional 10 states do not require non-resident pharmacy licenses. We believe that we are in compliance with the laws and regulations governing pharmaceutical activities in every state in which we deliver pharmaceuticals.

         General

         Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant. In addition, our manufacturing facility is subject to the Good Manufacturing Practices regulations of the United States Food and Drug Administration ("FDA"). The FDA enforces these regulations through its plant inspection program. In addition, our drug products are subject to the requirements of the Food, Drug and Cosmetics Act and related regulations.

Competition

         We compete in highly competitive markets. Many of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. These competitors include:

         -        retail pharmacies;

         -        healthcare product distributors;

         -        disease management companies; and

         -        pharmacy benefit management companies.

         In the urinary discomfort category, our AZO STANDARD(R) urinary analgesic is the category leader. Competitors include a number of major pharmaceutical companies. In the thermometry market, one very large medical device company has the dominant market share. In the professional products market, numerous pharmaceutical companies develop and market prescription products that compete with our products on a branded and generic basis.

         We believe that the principal competitive factors in the Chronic Care, Professional Products and Consumer Healthcare markets include attracting new customers, identifying and responding to customer needs, the quality and breadth of service and product offerings, and expertise with respect to the reimbursement process. We believe that we compete effectively in all of these areas because of:

         - Liberty's brand recognition supported by a national television advertising campaign;

         - Our expertise in the Medicare reimbursement and compliance process; and

         - Our significant investment in employee training, computer systems and order processing systems to assure high quality customer service and cost-effective order processing.

Employees

         As of March 31, 2000, we had 794 full-time employees. We expect to employ additional personnel as we expand our operations. We believe that employee relations are good.

ITEM 2.  PROPERTIES

         Our facilities are located in Woburn, Massachusetts; Port St. Lucie, Palm City and Stuart, Florida; and Golden, Colorado. Our corporate headquarters are located in Woburn in a 60,000 square foot facility which we own. We also own a 72,000 square foot facility in St. Lucie County, Florida, which was purchased in May 1999 and became occupied in April 2000, and currently lease space in Palm City and Stuart, Florida, as well as approximately 12,000 square feet in Golden, Colorado.

         We believe that our current and new facilities will be adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers are as follows:

                   NAME                                 AGE                              POSITION

Steven J. Lee....................................       53          Chairman and Chief Executive Officer
Arthur A. Siciliano, Ph.D........................       57          President; President,PolyMedica Pharmaceuticals
                                                                    (U.S.A.), Inc.
Eric G. Walters..................................       48          Chief Financial Officer and Clerk
W. Keith Trowbridge..............................       48          Vice  President; President, Liberty Medical Supply, Inc.


         Mr. Lee has been Chairman of the Company since June 1996 and Chief Executive Officer and a director of the Company since May 1990. Mr. Lee served as President of the Company from May 1990 through June 1996. From March 1990 to May 1990, Mr. Lee was a Manager in the Mergers and Acquisitions practice at Coopers & Lybrand. From November 1987 to March 1990, Mr. Lee was President and a director of Shawmut National Ventures, the venture capital division of Shawmut Bank, N.A. From 1984 to 1986, he was President, Chief Executive Officer and a director of RepliGen Corporation, a biotechnology company. Mr. Lee also spent eleven years in venture capital as President of Venture Management Advisors and at Bankers Trust Company. Mr. Lee currently serves as a director of Commonwealth BioVentures, Inc. and Fibersense Technology Corporation.

         Dr. Siciliano has been President of the Company since June 1996, Executive Vice President since July 1994, Senior Vice President since January 1993, Vice President, Pharmaceuticals since July 1991 and served as Vice President, Manufacturing from June 1990 to July 1991. From the Company's inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

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

         Mr. Trowbridge joined the Company in February 1999 as Chief Operating Officer of Liberty Medical Supply, Inc. ("Liberty"). On May 1, 1999, he was appointed President of Liberty and was also elected Vice President of PolyMedica Corporation. From December 1997 to February 1999, he served as President; and from November 1994 to December 1997 he served as Executive Vice President of U.
S. Operations for Transworld Healthcare, Inc., a $300 million international company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and CEO of Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         At March 31, 2000, our Common Stock was held by 426 holders of record. We believe that the actual number of beneficial owners of our Common Stock is substantially greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in "street name".

         On January 11, 1999, our Common Stock began trading on the Nasdaq National Market under the symbol "PLMD" and trading of our Common Stock was discontinued on the American Stock Exchange. Our symbol on that exchange was "PM".

         The following table sets forth the high and low sales price per share of Common Stock on the American Stock Exchange and the Nasdaq National Market:


                                                   FISCAL YEAR 2000
                                                   ----------------

                                               HIGH                  LOW
                                             --------             --------
   1st Quarter                               11  1/8               7  1/2

   2nd Quarter                               30 15/16              9 11/16

   3rd Quarter                               24  7/8              14 11/16

   4th Quarter                               59                   19  1/2


                                                   FISCAL YEAR 1999
                                                   ----------------

                                               HIGH                  LOW
                                             -------              --------
   1st Quarter                               12 3/8                8 1/2

   2nd Quarter                               11 1/4                7 1/4

   3rd Quarter                               11 1/2                7 5/8

   4th Quarter                               11 3/16               5


         We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain our earnings to finance the growth of our business.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED MARCH 31,                            2000             1999               1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data
    Total revenues                            $156,920          $104,825          $ 73,825          $ 30,453          $ 24,763
    Income from continuing operations           16,455             7,644             7,619             2,322             3,075
    Net income                                  15,119             7,644             7,619             2,322               274
    Net income per common share, diluted          1.27               .78               .79               .27               .04
    Weighted average shares, diluted            11,876             9,786             9,691             8,618             7,492


Balance Sheet Data
    Cash and cash equivalents                 $ 40,687          $ 10,191          $  6,440          $ 11,028          $ 23,302
    Total assets                               175,596           112,939            92,401            75,233            72,573
    Total liabilities                           39,446            49,894            39,473            31,861            29,293
    Total debt                                   3,332            24,666            22,906            25,476            24,400
    Shareholders' equity                       136,150            63,045            52,928            43,372            43,280


         During the fiscal year ended March 31, 1997, we determined that it is more likely than not that certain deferred tax assets will be realized and accordingly eliminated the related valuation allowance. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of loss carryforwards. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. As a result, we recorded a tax benefit of $367,000 in 1997.

         During the fiscal year ended March 31, 1998, net income included $2.74 million, net of related taxes, or $0.29 per common share, diluted, related to the gain on the July 1997 sale of our wound care business. In 1999, net income included $976,000, net of related taxes, or $0.10 per common share, diluted, related to this sale.

         During the fiscal year ended March 31, 2000, net income included a $1.34 million loss, net of related taxes, or $0.12 per common share, diluted, related to the extraordinary loss on retirement of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

         This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below in the section titled "Factors Affecting Future Operating Results" in this Annual Report.

OVERVIEW

Business

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and adult nutrition supplies through our Chronic Care segment. Our AZO brand holds a leading position in the over-the-counter urinary health market and we distribute a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment. We also market, manufacture and distribute a broad line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment.

         We recognize revenues upon shipment of our products. Expense items include cost of sales and selling, general and administrative expenses.

         - Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials and overhead costs for products that we manufacture in our facility; and

         - Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

Chronic Care

         We are a national direct-mail provider of diabetes and adult nutrition supplies through our Chronic Care segment. Since acquiring Liberty in August 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment in each of the 2000, 1999, 1998 and 1997 fiscal years. We intend to continue this emphasis in the future.

         We have a database of over 265,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         * providing mail order delivery of supplies direct to our customers' homes;

         *        billing Medicare and/or private insurance directly;

         *        providing 24-hour telephone support to customers; and

         * using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 265,000 active Medicare-eligible diabetes customers, we serve approximately 4.2% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

         In the quarter ended March 31, 2000, we entered the adult nutrition market, with our primary focus on supplying enteral feeding supplies to seniors covered by Medicare. Many of our adult nutrition patients suffer from cancer and receive chemotherapy and therefore require enteral (tube) feeding. We believe that our expertise in selling diabetes testing supplies will be a significant advantage to us in marketing these products, and we have begun market testing, including television advertisements, to add customers for them.

Professional Products

         We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a broad line of prescription urological and suppository products through our Professional Products segment. We own one of the broadest lines of branded prescription urology products (excluding anti-infectives). Our urology products include urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED, CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON(R) for use in diagnostic procedures and the catheterization process. B&O and AQUACHLORAL suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives. Our primary customers for these urology products are large drug wholesalers in the United States.

         Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment.

         In 1998, Medicare expenditures for two key drugs for the treatment of respiratory disease, albuterol and ipratropium, were in excess of $400 million. We estimate that 10% of our customers for diabetes supplies also suffer from respiratory disease. As of March 31, 2000, we had over 13,000 active customers for our respiratory disease supplies.

Consumer Healthcare

         Our Consumer Healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, three of our products include AZO-STANDARD, which provides relief from urinary tract discomfort, AZO-CRANBERRY, a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE and AZO CONFIDENCE. AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST and AZO PMS were introduced in the year ended March 31, 2000, which serve to provide relief from yeast infections and pre-menstrual syndrome, respectively.

         Our Consumer Healthcare products also include digital, digital flexible tip, basal and glass thermometers, as well as approximately 40 other home-use diagnostic and compliance products. We have patented and introduced a flexible tip thermometer. We sell our Consumer Healthcare products through an extensive network to large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States.


Growth Strategy

         Our growth strategy includes the following elements:

         - continue growth in our Chronic Care segment by expanding our customer base;

         -        begin e-commerce marketing; and

         -        add complementary products and businesses.

Recent Transactions

         In October 1999, PolyMedica and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with our sale of shares in the offering we paid underwriters a fee of $1.17 per share of $3.1 million and incurred approximately $600,000 in legal, accounting, and other expenses. Our net proceeds from this offering, after deducting underwriting fees and expenses, were $52.2 million, which was recorded as additional paid-in capital. We used $21.8 million of the proceeds to retire $20.0 million of long-term debt and to pay an early payment premium of approximately $1.8 million. The balance of the proceeds from this offering will be used for working capital and general corporate purposes.

Other

         Although the use of certain of our products is somewhat seasonal in nature, we do not believe our net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

         In accordance with Statement of Position 93-7, direct-response advertising and associated costs related to our diabetes customers, included in our Chronic Care segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight line basis over the next two years. Revenues generated from new diabetes customers as a result of direct-response advertising have historically resulted in a revenue stream lasting at least seven years. Management has selected a more conservative amortization period of four years for diabetes supplies, respectively, in consideration of the "Factors Affecting Future Operating Results" described herein. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Direct-response advertising and associated costs related to our Professional Products segment for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two year period. Historical evidence suggests that revenues generated by new respiratory customers, as a result of direct-response advertising, last on average three years. Management has selected a more conservative amortization period of two years in consideration of the "Factors Affecting Future Operating Results" described herein.

         Other advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

         We operate from manufacturing, distribution and research and development facilities located in Massachusetts, Florida and Colorado. Virtually all of our product sales are denominated in U.S. dollars

         Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

         Total net revenues increased by 49.7% to $156.92 million in the fiscal year ended March 31, 2000 as compared with $104.83 million in the fiscal year ended March 31, 1999. This increase is primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 56.3% and 65.8%, respectively, in the fiscal year ended March 31, 2000 as compared with the fiscal year ended March 31, 1999. See Note S for segment information.

         Pretax income from recurring operations was $26.67 million in the fiscal year ended March 31, 2000, which excludes the $2.17 million extraordinary loss on retirement of debt related to our early retirement of $20.0 million in outstanding Hancock Notes plus an early payment penalty fee of $1.8 million, a 144.4% increase as compared with $10.91 million in the fiscal year ended March 31, 1999. This increase is primarily the result of improved gross margins (see below) offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

         Our net income was $15.12 million, or $1.27 per diluted common share, as compared with $7.64 million, or $0.78 per diluted common share, in the fiscal year ended March 31, 1999. Net income, excluding the $1.34 million extraordinary loss on debt extinguishment, net of related taxes, was $16.46 million, or $1.39 per diluted common share, for the fiscal year ended March 31, 2000 as compared with net income, excluding the $976,000 after tax gain from the sale of the wound care business, of $6.67 million, or $0.68 per diluted common share, for the fiscal year ended March 31, 1999.

         Net revenues in the Chronic Care segment increased by 56.3% to $126.00 million in the fiscal year ended March 31, 2000 as compared with $80.60 million in the fiscal year ended March 31, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. In addition in the fiscal year ended March 31, 2000, we experienced a full year of shipping to non-insulin dependent diabetics, a practice Medicare ruled allowable for reimbursement effective July 1, 1998. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

         Net revenues from Consumer Healthcare products remained consistent, increasing by 1.0% to $14.42 million in the fiscal year ended March 31, 2000 as compared with $14.28 million in the fiscal year ended March 31, 1999.

         Net revenues from Professional Products increased 65.8% to $16.50 million in the fiscal year ended March 31, 2000 as compared with $9.95 million in the fiscal year ended March 31, 1999. This increase is mainly attributable to shipments of respiratory products for the fiscal year ended March 31, 2000, due to new customer sales as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         As a percentage of total net revenues, overall gross margins were 58.9% in the fiscal year ended March 31, 2000 and 52.7% in the fiscal year ended March 31, 1999. Gross margins in the fiscal year ended March 31, 2000 increased due to improved gross margins in the Chronic Care segment, resulting from favorable product mix and higher volume discounts from suppliers, as well as improving margins in the Professional Products segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 41.8% for the fiscal year ended March 31, 2000 as compared with 40.2% for the fiscal year ended March 31, 1999. Selling, general and administrative expenses increased by 55.4% in the fiscal year ended March 31, 2000 to $65.56 million as compared with $42.19 million in the fiscal year ended March 31, 1999. This increase is primarily attributable to general and administrative expenses related to our expansion efforts.

         Investment income increased by 210.2% to $1.35 million in the fiscal year ended March 31, 2000 as compared with $434,000 in the fiscal year ended March 31, 1999 as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 44.8% to $1.41 million in the fiscal year ended March 31, 2000 as compared with $2.56 million in the fiscal year ended March 31, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

         Total net revenues increased by 42.0% to $104.83 million in the fiscal year ended March 31, 1999 as compared with $73.83 million in the fiscal year ended March 31, 1998. This increase is primarily the result of the growth in net revenues from our Chronic Care segment, which increased 65.5% in the fiscal year ended March 31, 1999 as compared with the fiscal year ended March 31, 1998. See Note S for segment information.

         Pretax income was $12.51 million in the fiscal year ended March 31, 1999. Excluding the $1.60 million pretax gain related to the sale of the wound care business, pretax income from recurring operations was $10.91 million, a 48.2% increase as compared with $7.36 million in the fiscal year ended March 31, 1998. Our net income was $7.64 million, or $0.78 per diluted common share, in the fiscal year ended March 31, 1999. Net income, excluding the $976,000 after tax gain from the sale of the wound care business, or $0.10 per diluted common share, was $6.67 million, or $0.68 per diluted common share. This performance compares to net income, excluding the gain on the sale of our wound care business, of $4.88 million, or $0.50 per diluted common share, in the fiscal year ended March 31, 1998.

         Net revenues in the Chronic Care segment increased by 65.5% to $80.60 million in the fiscal year ended March 31, 1999 as compared with $48.71 million in the fiscal year ended March 31, 1998. This growth is largely a result of our direct-response advertising spending, as well as recurring shipments to existing customers. In addition, we shipped product to non-insulin dependent diabetics for the first time beginning on July 1, 1998. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

         Net revenues of Consumer Healthcare products increased by 28.1% to $14.28 million in the fiscal year ended March 31, 1999 as compared with $11.15 million in the fiscal year ended March 31, 1998. Sales of both advanced thermometry and the AZO line of products increased during the fiscal year ended March 31, 1999. We added to the product line by introducing our Flexible-Tip Digital Thermometer with Fever Alarm(TM) which began shipping in August 1997. In addition, we introduced AZO TEST STRIPS, an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. Shipments of AZO TEST STRIPS began during the three months ended March 31, 1998.

         In our Professional Products segment, there were $1.02 million of nonrecurring net revenues generated from our institutional wound care products in the fiscal year ended March 31, 1998. Excluding these wound care product revenues, recurring net revenues decreased by 23.1% to $9.95 million in the fiscal year ended March 31, 1999 as compared with $12.95 million in the fiscal year ended March 31, 1998. Professional Products net revenues returned to more normalized levels in the fiscal year ended March 31, 1999, as a result of the re-entry into the marketplace of a generic competitor.

         As a percentage of net revenues, overall gross margins were 52.7% in the fiscal year ended March 31, 1999 and 51.8% in the fiscal year ended March 31, 1998. Gross margins in the fiscal year ended March 31, 1999 increased due to improved gross margins of diabetes supplies, resulting from product mix and higher volume purchasing from suppliers, as well as improving margins of Professional Products.

         As a percentage of total net revenues, selling, general and administrative expenses were 40.2% for the fiscal year ended March 31, 1999 as compared with 39.0% for the fiscal year ended March 31, 1998. Selling, general and administrative expenses increased by 46.3% in the fiscal year ended March 31, 1999 to $42.19 million as compared with $28.83 million in the fiscal year ended March 31, 1998. This increase is primarily attributable to general and administrative expenses related to the expansion of our Chronic Care segment.

         Investment income decreased by 31.0% to $434,000 in the fiscal year ended March 31, 1999 as compared with $629,000 in the fiscal year ended March 31, 1998 as we earned interest on lower average cash balances in the fiscal year ended March 31, 1999. Interest expense was $2.56 million in the fiscal year ended March 31, 1999 as compared with $2.69 million in the fiscal year ended March 31, 1998, as we accrued interest expense in both periods on the Hancock Notes.

         During the fiscal year ended March 31, 1998, we sold the assets which constituted the wound care business. As a result, we ceased operations in the U.K. on the day of the sale, and according released the valuation allowance to foreign net operating losses. The release of this allowance increased earnings during the fiscal year ended March 31, 1998 by $643,000, or $0.07 per diluted common share. As of March 31, 1999 and 1998, we had no deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have raised $109.34 million in gross equity capital, of which $7.16 million was from venture capital financings before our initial public offering, $39.00 million from our March 1992 initial public offering, $4.55 million from a November 1995 public offering of common stock, $2.75 million from the March 1996 sale of 431,937 shares of our common stock pursuant to Regulation S promulgated under the Securities Act of 1933, and $55.88 million from the October 1999 sale of 2,629,599 shares of common stock.

         During the three months ended December 31, 1999, PolyMedica and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with this offering, we paid underwriters a fee of $1.17 per share and incurred approximately $600,000 in legal, accounting, and other expenses. Our net proceeds from this offering, after deducting underwriting fees and expenses, were $52.2 million.

         As of March 31, 2000, we had working capital of $71.96 million, including cash and cash equivalents of $40.69 million, which compares with working capital of $32.39 million, including cash and cash equivalents of $10.19 million, as of March 31, 1999. The primary reason for the increase in working capital as of March 31, 2000, when compared to March 31, 1999, was the increase in cash and cash equivalents as a result of proceeds of $52.2 million raised in our October 1999 secondary public offering.

         Net accounts receivable were $39.76 million and $32.25 million as of March 31, 2000 and 1999, respectively. As of March 31, 2000, gross unbilled receivables included in overall gross accounts receivable of $50.51 million, were $20.16 million as compared with $15.35 million as of March 31, 1999. The increase is primarily the result of record shipments in our Chronic Care segment.

         We incurred and capitalized direct-response advertising of $21.44 million, $10.16 million and $11.70 million in 2000, 1999 and 1998, respectively. As of March 31, 2000 and 1999, accumulated amortization was $16.96 million and $7.92 million, which resulted in a net capitalized direct-response advertising asset of $28.08 million and $15.68 million, respectively. A total of $9.04 million, $5.38 million and $2.42 million in direct-response advertising was amortized and charged to selling, general and administrative expenses in 2000, 1999 and 1998, respectively.

         In May 1999, the Health Care Financing Administration revised the document requirements for claims to allow for faxed doctor's order authorizations for diabetes supplies which relieves us of the expensive responsibility of obtaining a mailed, original written doctor's order. (See "Factors Affecting Future Operating Results").

         In June 2000, our board of directors approved a 1,000,000 share repurchase program which allows us to repurchase shares in the open market. As of June 28, 2000, no shares have been repurchased under this program.

         During May 2000, we filed a preliminary registration statement on Form S-3 to begin the registration process with the Securities and Exchange Commission for the possible future issuance of $100.00 million of debt and equity securities. This filing is not yet effective.

         We expect that our current working capital, revolving credit facility and funds generated from future operations will be adequate to meet our liquidity and capital requirements for current operations. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition.

YEAR 2000 COMPLIANCE

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. We implemented a program to address this problem prior to 2000 and have not experienced any problems to date since January 1, 2000.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance were expensed as incurred. To date, expenditures related to the Year 2000 problem have been less than $200,000. Such costs do not include normal system upgrades and replacements.

         Although we have not experienced any problems since the beginning of the Year 2000, such problems may still arise. If they do arise, these problems could have a material adverse effect on our business.

         All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosures Act (P.L. 105-271).

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", in 2001. The adoption of SFAS No. 133 is not expected to have material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on our financial position or results of operations.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We are currently evaluating the impact of FIN 44 on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future benefits from our advertising and promotional expenditures; statements regarding future net revenue levels; statements regarding product development, introduction and marketing; statements regarding future acquisitions; and statements regarding Year 2000 compliance. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

         Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies will depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement and other sanctions, including fines and loss of Medicare provider status.

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

The profitability of our Chronic Care and Professional Products segments will decrease if we do not receive recurring orders from customers

         We generally incur losses and negative cash flow with respect to the first order for Chronic Care and respiratory products, included in our Professional Products segment, from a customer, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

We could experience significantly reduced profits from our Chronic Care segment if improved technologies that eliminate the need for consumable testing supplies are developed for glucose monitoring

         The majority of our Chronic Care net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Chronic Care business.

We could be liable for harm caused by products that we sell

         The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. Our insurance may not provide adequate coverage against these claims.

We could lose customers and revenues to new or existing competitors who have greater financial or operating resources

         Competition from other sellers of products offered through our Chronic Care, Professional Products and Consumer Healthcare segments, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.

Loss of use of manufacturing or data storage facilities would significantly reduce revenues and profits from our Consumer Healthcare and Professional Products businesses

         We manufacture substantially all of our Professional Products and many of our AZO products at our facility in Woburn, Massachusetts. We also have most of our thermometers manufactured at one facility in China. In addition, we process and store most of our customer data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits will decrease significantly. We might also incur significant expense in remedying the problem or securing an alternative manufacturing or data storage source.

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

         Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expense until we are in compliance with the regulations or change to another acceptable supplier.

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

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

         Any accounting or business change that shortens or eliminates the amortization period of our direct-response advertising costs, four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

         We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

         *        changes in reimbursement guidelines and amounts;
         *        changes in regulations affecting the healthcare industry;
         *        changes in the mix or cost of our products;
         *        the timing of customer orders;
         *        the timing and cost of our advertising campaigns; and
         * the timing of the introduction or acceptance of new products and services offered by us or our competitors.

We may make acquisitions that will strain our financial and operational resources

         We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

         * diversion of the attention of senior management from important business matters;
         *        amortization of substantial goodwill;
         *        difficulty in retaining key personnel of an acquired business;
         *        failure to assimilate operations of an acquired business;
         *        failure to retain the customers of an acquired business;
         * possible operating losses and expenses of an acquired business;
         * exposure to legal claims for activities of an acquired business prior to acquisition; and
         *        incurrence of debt and related interest expense.

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

Our stock price could be volatile, which could result in substantial losses for investors

         The trading price of our common stock has been volatile and is likely to continue to be volatile. The stock market in general, and the market for healthcare-related companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. Investors may not be able to sell their common stock at or above the price at which they purchased the stock. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

We may issue preferred stock with rights senior to the common stock

         Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock without stockholder approval. The shares may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board of Directors in its sole discretion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  1.       INDEX TO FINANCIAL STATEMENTS                                               PAGE

                           Report of Independent Accountants                                            19

                           Consolidated Balance Sheets as of March 31, 2000 and 1999                    20

                           Consolidated Statements of Operations for the years ended
                           March 31, 2000, 1999, and 1998                                               21

                           Consolidated Statements of Shareholders' Equity for the years ended
                           March 31, 2000, 1999, and 1998                                               22

                           Consolidated Statements of Cash Flows for the years ended
                           March 31, 2000, 1999, and 1998                                               23

                           Notes to Consolidated Financial Statements                                   24

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF POLYMEDICA CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries ("the Company") at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
May 5, 2000, except for Note V
which is dated June 8, 2000

                             POLYMEDICA CORPORATION
               (In thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,           MARCH 31,
                                                                                             2000                1999
                                                                                          ---------           ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $  40,687           $  10,191
    Accounts receivable (net of allowances
       of $10,745 and $7,330 in 2000 and 1999, respectively)                                 39,763              32,251
    Inventories                                                                               8,979               6,909
    Deferred tax asset                                                                        4,389               2,708
    Prepaid expenses and other current assets                                                   905                 721
                                                                                          ---------           ---------

           Total current assets                                                              94,723              52,780

Property, plant, and equipment, net                                                          16,557               6,856
Intangible assets, net                                                                       35,000              37,278
Direct response advertising, net                                                             28,078              15,678
Other assets, net                                                                             1,238                 347
                                                                                          ---------           ---------

           Total assets                                                                   $ 175,596           $ 112,939
                                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $  14,082           $  12,527
    Accrued expenses                                                                          8,118               4,781
    Current portion, long-term debt, capital lease obligations and notes payable                564               3,083
                                                                                          ---------           ---------

           Total current liabilities                                                         22,764              20,391

Long-term debt, capital lease obligations and notes payable, net                              2,768              21,583
Deferred income taxes                                                                        13,914               7,920
                                                                                          ---------           ---------

           Total liabilities                                                                 39,446              49,894
                                                                                          ---------           ---------

Commitments (Note K)
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                                                    --                  --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; 13,108,667 and 9,197,075 shares
       issued in 2000 and 1999, respectively                                                    131                  92
    Treasury stock, at cost (2,203 and 78,003 shares
              in 2000 and 1999, respectively)                                                   (68)               (458)
    Additional paid-in capital                                                              113,488              56,557
    Retained earnings                                                                        22,599               7,480
    Notes receivable from officers                                                               --                (626)
                                                                                          ---------           ---------

           Total shareholders' equity                                                       136,150              63,045
                                                                                          ---------           ---------

           Total liabilities and shareholders' equity                                     $ 175,596           $ 112,939
                                                                                          =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                    (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS


YEAR ENDED MARCH 31,                                               2000                1999                1998
------------------------------------------------------------------------------------------------------------------
Net revenues                                                    $ 156,920           $ 104,825           $  73,825

Cost of product sales                                              64,487              49,605              35,575
                                                                ---------           ---------           ---------

Gross margin                                                       92,433              55,220              38,250

Selling, general and administrative expenses                       65,557              42,185              28,826
                                                                ---------           ---------           ---------

Income from operations                                             26,876              13,035               9,424

Other income and expense:
     Gain on sale of wound care business                               --               1,597               4,126
     Investment income                                              1,346                 434                 629
     Interest expense                                              (1,411)             (2,555)             (2,688)
     Other                                                           (141)                 --                  --
                                                                ---------           ---------           ---------
                                                                     (206)               (524)              2,067

Income before income taxes                                         26,670              12,511              11,491

Income tax provision                                               10,215               4,867               3,872
                                                                ---------           ---------           ---------

Income before extraordinary loss                                   16,455               7,644               7,619

Extraordinary loss on retirement of debt, net of taxes             (1,336)                 --                  --
                                                                ---------           ---------           ---------

Net income                                                      $  15,119           $   7,644           $   7,619
                                                                =========           =========           =========

Net income per weighted average share, basic                    $    1.37           $     .86           $     .88
                                                                =========           =========           =========

Net income per weighted average share, diluted                  $    1.27           $     .78           $     .79
                                                                =========           =========           =========

Weighted average shares, basic                                     11,049               8,898               8,652

Weighted average shares, diluted                                   11,876               9,786               9,691


   The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Years Ended March 31, 1998, 1999, And 2000
                             (Dollars In Thousands)


                                                                                                        (Accumulated      Notes
                                               Common Stock           Treasury Stock       Additional     Deficit)/     Receivable
                                          Number Of               Number Of                 Paid-In       Retained         From
                                           Shares        Amount    Shares        Amount     Capital       Earnings       Officers
                                          ---------      ------  ---------      --------    -------       --------      ----------

Balance at March 31, 1997                 8,583,001        $86   (172,559)      $(1,115)    $53,338       $(7,783)        $(929)
Exercise of stock options and warrants      326,717          3     11,471           125       1,325
Payment of officer notes receivable                                (3,282)          (30)                                    140
Issuance of treasury stock under the
  1992 employee stock purchase plan                                34,810           314        (165)
Currency translation adjustment,
  (net of taxes of $114)
Net income                                                                                                  7,619
                                         ----------       ----   --------          ----    --------      --------         ----
Balance at March 31, 1998                 8,909,718         89   (129,560)         (706)     54,498          (164)         (789)
Exercise of stock options and warrants      287,357          3     34,608           134         987
Payment of officer notes receivable                                                                                         163
Tax benefit from stock options exercised                                                      1,046
Issuance of treasury stock under the
  1992 employee stock purchase plan                                16,949           114          26
Net income                                                                                                  7,644
                                         ----------       ----   --------          ----    --------      --------         ----
Balance at March 31, 1999                 9,197,075         92    (78,003)         (458)     56,557         7,480         (626)
Exercise of stock options and warrants      615,718          6                                3,002
Receipt of treasury stock in connection
  stock option and warrant exercises        822,882          8    (80,725)       (1,780)      1,772
Payments of officer notes receivable                              (19,400)         (560)                                   626
Tax benefit from stock options exercised                                                      2,571
Issuance of treasury stock under the
  1992 employee stock purchase plan          12,684                 6,634            27         109
Issuance of common and treasury stock
  in the October 1999 secondary offering  2,460,308         25    169,291         2,703      50,077
Offering expenses                                                                              (600)
Net income                                                                                                 15,119
                                         ----------       ----   --------          ----    --------      --------         ----
Balance at March 31, 2000                13,108,667       $131     (2,203)         $(68)   $113,488      $ 22,599         $  0
                                         ==========       ====   ========          ====    ========      ========         ====

                                           Accumulated
                                             Other           Total
                                          Comprehensive   Shareholders'
                                             Income          Equity
                                          -------------  -------------
Balance at March 31, 1997                    $(225)         $43,372
Exercise of stock options and warrants                        1,453
Payment of officer notes receivable                             110
Issuance of treasury stock under the
  1992 employee stock purchase plan                             149
Currency translation adjustment,               225              225
  (net of taxes of $114)
Net income                                                    7,619
                                              ----         --------
Balance at March 31, 1998                        0           52,928
Exercise of stock options and warrants                        1,124
Payment of officer notes receivable                             163
Tax benefit from stock options exercised                      1,046
Issuance of treasury stock under the
  1992 employee stock purchase plan                             140
Net income                                                    7,644
                                              ----         --------
Balance at March 31, 1999                        0           63,045
Exercise of stock options and warrants                        3,008
Receipt of treasury stock in connection
  stock option and warrant exercises                             --
Payments of officer notes receivable                             66
Tax benefit from stock options exercised                      2,571
Issuance of treasury stock under the
  1992 employee stock purchase plan                             136
Issuance of common and treasury stock
  in the October 1999 secondary offering                     52,805
Offering expenses                                              (600)
Net income                                                   15,119
                                              ----         --------
Balance at March 31, 2000                       $0         $136,150
                                              ====         ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                                 (In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,                                                     2000               1999                1998
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                             $ 15,119           $  7,644           $  7,619
Adjustments to reconcile net income
  to net cash flows from operating activities:
   Depreciation and amortization                                          4,004              3,290              3,243
   Amortization of direct-response advertising                            9,036              5,383              2,423
   Direct-response advertising                                          (21,436)           (10,162)           (11,702)
   Deferred income taxes                                                  4,314              2,746              3,604
   Tax benefit from stock options exercised                               2,571              1,046                 --
   Loss on disposal of fixed assets                                          (2)                --                (60)
   Provision for bad debts                                               11,292              7,119              3,138
   Provision for sales allowances                                         9,822              3,702              4,846
   Provision for inventory obsolescence                                     253                 10                 12
   Extraordinary loss on debt extinguishment                              2,165                 --                 --
   Gain on sale of wound care business                                       --             (1,597)            (4,126)
   Other                                                                    363                 --                 --
   Changes in assets and liabilities:
     Accounts receivable                                                (28,626)           (21,866)           (22,988)
     Inventories                                                         (2,323)            (2,062)            (1,390)
     Prepaid expenses and other assets                                     (998)                 3                141
     Accounts payable -- trade                                            1,555              4,306              5,240
     Accrued expenses                                                     2,970                977                125
                                                                       --------           --------           --------
                 Total adjustments                                       (5,040)            (7,105)           (17,494)
                                                                       --------           --------           --------

         Net cash flows from operating activities                        10,079                539             (9,875)
                                                                       --------           --------           --------

Cash flows from investing activities:
Proceeds from sale of wound care business                                    --              1,597              8,428
Investment in other assets                                                 (157)                --                 --
Purchase of property, plant, and equipment                               (9,077)            (1,474)            (2,303)
Proceeds from sale of equipment                                               8                 --                100
                                                                       --------           --------           --------

         Net cash flows from investing activities                        (9,226)               123              6,225
                                                                       --------           --------           --------

Cash flows from financing activities:
Proceeds from issuance of common and treasury stock                       3,145              1,262              1,606
Net proceeds from secondary offering                                     52,205                 --                 --
Reduction of obligations under capital leases                              (350)                --                 --
Proceeds from/(repayment of) line of credit                              (4,000)             4,000                 --
Repayment of officer notes receivable                                        66                163                110
Premium paid on debt extinguishment                                      (1,806)                --                 --
Proceeds from/(repayment of) senior debt and notes payable              (19,617)            (2,329)            (2,658)
                                                                       --------           --------           --------

         Net cash flows from financing activities                        29,643              3,096               (942)
                                                                       --------           --------           --------

         Net increase (decrease) in cash and cash equivalents            30,496              3,758             (4,592)

         Effect of exchange rate changes on cash                             --                 (7)                 4

         Cash and cash equivalents at beginning of period                10,191              6,440             11,028
                                                                       --------           --------           --------

         Cash and cash equivalents at end of period                    $ 40,687           $ 10,191           $  6,440
                                                                       ========           ========           ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                      $  1,889           $  2,554           $  2,728
         Income taxes paid                                                2,725              1,086                 25
         Assets purchased under capital lease                             2,302                 --                 --
         Disposition of fully depreciated fixed assets                      236                 --                 --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

         PolyMedica Corporation (the "Company") was incorporated as Emerging Sciences, Inc. in Massachusetts on November 16, 1988, and commenced commercial operations in October 1989. In July 1990, the Company changed its name to PolyMedica Industries, Inc. In June 1996, the Company distributed to its shareholders all of its shares of CardioTech International, Inc. ("CardioTech") in a transaction that qualified as a tax-free spinoff. In August 1996, the Company purchased Liberty Medical Supply, Inc. ("Liberty"), a diabetes supply company. In July 1997, the Company sold certain assets of its U.S. and U.K. professional wound care operations. In September 1997, the Company changed its name to PolyMedica Corporation. The Company and its subsidiaries operate from manufacturing, distribution, and laboratory facilities located in Massachusetts, Florida, and Colorado.

         The Company generates sales from Chronic Care, which includes diabetes and adult nutrition supplies; Professional Products, which includes prescription urologicals and respiratory products; and Consumer Healthcare, which includes OTC urinary discomfort products and fever thermometers.

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

EARNINGS PER COMMON SHARE

         Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

INVESTMENTS

         In 2000 and 1999, the Company invested primarily in commercial paper with initial maturities of 90 days or less and classifies all investments as held-to-maturity. All investments held as of March 31, 2000 and 1999 have been classified as cash equivalents and are carried at amortized cost which approximates market value.

FINANCIAL INSTRUMENTS

         The Company entered into an interest rate swap agreement with a credit-worthy financial institution primarily to reduce the impact of changes in interest rates on the mortgage. Settlement accounting is used to account for this interest rate swap.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred.

INTANGIBLE ASSETS

         The Company capitalizes and includes in intangible assets the costs of acquiring patents on its products, a customer list, a covenant-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on a straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. A customer list, a covenant-not-to-compete, and goodwill are amortized over seven, ten, and seven to thirty years, respectively.

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

MARKETING AND PROMOTIONAL COSTS

         Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

DIRECT-RESPONSE ADVERTISING

         In accordance with Statement of Position 93-7, direct-response advertising and related costs for the Company's diabetes supplies, included in the Chronic Care segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Revenues generated from new diabetes customers as a result of direct-response advertising have historically resulted in a revenue stream lasting at least seven years. Management has selected a more conservative amortization period of four years for diabetes supplies, respectively, in consideration of the "Factors Affecting Future Operating Results" described herein. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Direct-response advertising and related costs for the Company's respiratory products, included in the Professional Products segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two year period. Historical evidence suggests that revenues generated by new respiratory customers, as a result of direct-response advertising, last on average three years. Management has selected a more conservative amortization period of two years in consideration of the "Factors Affecting Future Operating Results" described herein.

         The Company incurred and capitalized direct-response advertising of $21.44 million, $10.16 million and $11.70 million in 2000, 1999 and 1998, respectively. As of March 31, 2000 and 1999, accumulated amortization was $16.96 million and $7.92 million, which resulted in a net capitalized direct-response advertising asset of $28.08 million and $15.68 million, respectively. A total of $9.04 million, $5.38 million and $2.42 million in direct-response advertising was amortized and charged to selling, general and administrative expenses in 2000, 1999 and 1998, respectively.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



OTHER ASSETS

         Other assets consist principally of deposits for equipment and building yet to be placed in service. Senior debt issuance costs are amortized over ten years.

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

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which is 30 years for building and ranges from five to twelve years for office equipment, furniture and fixtures, laboratory equipment, and manufacturing equipment. Amortization of leasehold improvements is computed using the straight-line method based on estimated useful lives or terms of the lease, whichever is shorter. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not depreciated until placed in service.

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

REVENUE RECOGNITION

         The Company recognizes revenue upon shipment and records revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. For shipments of diabetes, respiratory and enteral feeding supplies to seniors covered by Medicare, PolyMedica ships products after receiving authorization from the customer and doctor. The majority of PolyMedica's revenue is collected from Medicare and other third-party payers who have procedures relating to invoicing and reimbursement for covered items which, administratively, cannot always be satisfied prior to the time when patients require supplies. As a result, it may be a day to as long as several months before the appropriate paperwork is received for billing, resulting in unbilled receivables. Included as reductions to gross accounts receivable are a sales allowance for returned goods and an allowance for bad debts.

         Sales allowances are recorded for estimated product returns using historical write-off data and are recorded as a reduction of revenue. These allowances are adjusted monthly to reflect actual returns and collection history. During the years ended March 31, 2000 and 1999, the Company provided for sales allowances at a rate of approximately 5.9% and 3.4% of gross sales, respectively. The Company analyzes sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. At the time of shipment, PolyMedica determines the Medicare Fee Schedule and excludes from revenue all amounts billed in excess of the Medicare Fee Schedule; As a result, the Company's contractual allowances and adjustments are immaterial. Medicare reimburses at 80% of the Medicare Fee Schedule for diabetes testing supplies and the Company bills the unpaid balance to either third-party payers or directly to customers.

         Approximately $99.77 million, $64.50 million and $39.00 million of revenues for the fiscal years ended March 31, 2000, 1999, and 1998, respectively, were billed to Medicare on behalf of the Company's customers for products and services provided to Medicare beneficiaries.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contracts and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", in 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on its financial position or results of operations.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is currently evaluating the impact of FIN 44 on its finanical position and results of operations.

RECLASSIFICATIONS

         Certain amounts in the prior financial statements have been reclassified to conform with the current year presentation.

C.  SALE OF WOUND CARE BUSINESS:

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group PLC ("IT"), paid the Company $9.0 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.0 million. In July 1998, the Company accepted $1.6 million as final settlement of this note in consideration of the financial position of the borrower and the unsecured nature of the note. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $5.7 million, respectively. Gains on the sale for the years ended March 31, 1999 and 1998 were as follows:


                                                                       1999               1998
                                                                    ---------          ---------

     Gain on sale of wound care business                            $   1,597          $   4,126
     Provision for income taxes related to gain                           621              1,390
                                                                    ---------          ---------
     Gain on sale, net of income taxes                              $     976          $   2,736
                                                                    =========          =========
     Net income per common share before gain, diluted               $     .68          $     .50
     Net income per common share, diluted, related to gain          $     .10          $     .29
                                                                    ---------          ---------
     Net income per common share, diluted                           $     .78          $     .79
                                                                    =========          =========

D.  EXTRAORDINARY LOSS ON RETIREMENT OF DEBT

         In October 1999, the Company repaid all amounts due to the John Hancock Mutual Life Insurance Company ("Hancock"). See Note J. In connection with this repayment, an extraordinary loss on retirement of debt of $2.17 million, was recognized, consisting of an early payment penalty fee, unamortized debt issuance costs and the unamortized Hancock warrant valuation. The extraordinary loss for the fiscal year ended March 31, 2000 was as follows:

Extraordinary loss on retirement of debt                       $   2,165
Provision for income taxes related to loss                           829
                                                               ---------
Extraordinary loss, net of income taxes                        $   1,336
                                                               =========
Net income per common share before loss, diluted               $    1.39
Net income per common share, diluted, related to loss          $     .12
                                                               ---------
Net income per common share, diluted                           $    1.27
                                                               =========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.  ACCOUNTS RECEIVABLE:

         As of March 31, 2000, the Company's gross unbilled receivables included in gross accounts receivable of $50.51 million were $20.16 million as compared with $15.35 million as of March 31, 1999. Approximately $15.62 million and $12.05 million of the total unbilled receivable balances as of March 31, 2000 and 1999, respectively, represent Medicare receivables. The Company recorded sales returns write-offs of $8.31 million and $3.95 million and bad debt write-offs of $9.39 million and $3.45 million in the fiscal years ended March 31, 2000 and 1999, respectively.

F.  INVENTORIES:
      (In thousands)

         Inventories consist of the following:


                                            March 31,       March 31,
                                              2000            1999
                                            --------        ---------

Raw materials                                $  848          $  739

Work in process                                 505             594

Finished goods                                7,626           5,576
                                             ------          ------

                                             $8,979          $6,909
                                             ======          ======

G.  PROPERTY, PLANT, AND EQUIPMENT:
      (In thousands)

         Property, plant, and equipment consist of the following:

                                           March 31,          March 31,
                                             2000               1999
                                           --------           --------

Manufacturing equipment                    $  1,996           $  1,937

Laboratory equipment                            222                222

Land                                          2,263                663

Building                                      2,491              2,364

Leasehold improvements                          755                343

Furniture, fixtures, and office
equipment                                     8,004              3,485

Construction in progress                      4,829                403
                                           --------           --------

                                             20,560              9,417

Less accumulated depreciation and
amortization                                 (4,003)            (2,561)
                                           --------           --------

                                           $ 16,557           $  6,856
                                           ========           ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Depreciation and amortization expense for property, plant, and equipment for the years ended March 31, 2000, 1999, and 1998, was approximately $1.67 million, $903,000, and $838,000, respectively. In May 1999, the Company purchased a 72,000 square foot building in Port St. Lucie, Florida to support the Company's growth. The building was placed into service and depreciation commenced in April 2000. For the fiscal year ended March 31, 2000, interest expense of $96,000 related to the mortgage on the Port St. Lucie building under construction, was capitalized. In the fiscal year ended March 31, 2000, $2.30 million of assets classified in furniture, fixtures and office equipment as of March 31, 2000, were purchased though capital lease obligations, lives ranging from four to six years.

H.  INTANGIBLE ASSETS:
      (In thousands)

         Intangible assets consist of the following:


                                       March 31,          March 31,
                                         2000               1999
                                       --------           --------

Goodwill                               $ 42,816           $ 42,816

Covenant-not-to-Compete                   6,800              6,800

Customer list                             1,816              1,816
                                       --------           --------

                                         51,432             51,432

Less accumulated amortization           (16,432)           (14,154)
                                       --------           --------

                                       $ 35,000           $ 37,278
                                       ========           ========


         Amortization expense associated with intangible assets for the years ended March 31, 2000, 1999, and 1998, was $2,278,000, $2,277,000, and
$2,279,000, respectively.

I.  ACCRUED EXPENSES

         Accrued expenses consist of:


                                           March 31,       March 31,
                                             2000            1999
                                           --------        ---------

Salaries and benefits                       $3,799          $1,644

Other                                        4,319           3,137
                                            ------          ------

                                            $8,118          $4,781
                                            ======          ======

J.  LONG-TERM DEBT AND NOTES PAYABLE:

         Senior Debt

         In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to Hancock, $25 million 10.65% Guaranteed Senior Secured Notes due January 31, 2003, and a warrant for the purchase of up to 500,000 shares of common stock of the Company at $13.50 each (the "Hancock Notes"). The effective interest rate of the Hancock

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes was 10.97%. Interest was payable semi-annually. At that time, the warrant was valued at $725,000 and was recorded as a discount to the Hancock Notes, to be amortized to expense over the life of the Hancock Notes. The warrant, first exercisable in January 1994, was exercised in October 1999. The Company recorded $44,500 of amortization expense for the year ended March 31, 2000 and $89,000 each for the years ended March 31, 1999 and 1998. As of March 31, 2000 and 1999, the balance due to Hancock was $0 and $21.0 million, respectively. As of March 31, 2000 and 1999, there was $0 and $334,000, respectively, of unamortized discount, netted against senior debt. Upon exercise of the warrant in October 1999, the unamortized discount of $289,000 was included in the extraordinary loss on debt extinguishment total, net of related taxes, of $1.3 million, reported in the Company's results for the three months ended December 31, 1999. Hancock received 410,987 shares of common stock, par value $0.01 per share, in a cashless exercise. As a result of a private placement of the Company's common stock in March 1996 and the acquisition of Liberty in August 1996, the exercise price of the Hancock warrant was adjusted to $5.18 per share of common stock for a total of 543,464 shares exercisable under the warrant.

         In October 1999, the Company repaid all amounts due to Hancock under the Hancock Notes. The outstanding balance of $21.0 million as of March 31, 1999, was decreased to $20.0 million as of August 1, 1999 with a July 31, 1999 principal payment of $1.0 million. The Company used $21.8 million of the total $52.2 million of proceeds raised in the Company's October 1999 secondary public offering to retire the $20.0 million of debt outstanding at that time and to pay an early payment premium of approximately $1.8 million. See Note D.

         Interest expense recorded for the Hancock Notes was $1,217,000, $2,416,000, and $2,634,000, in the years ended March 31, 2000, 1999, and 1998, respectively.

         Revolving Credit Facility

         In March 1999, the Company increased its existing revolving credit facility from $7.5 million to $10 million. As of March 31, 2000 and 1999, the Company had no outstanding balance and $4 million, respectively. Under the terms of this facility, the Company is required to repay all principal balances on March 31, 2001. The facility is collateralized by certain assets of the Company. Under this facility, the Company is required to maintain certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 9.00% as of March 31, 2000.

         Mortgage

         To support Liberty's growth, in May 1999 the Company purchased a 72,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. Under the terms of this mortgage, the Company is required to repay all principal balances by May 2006 using a 15-year amortization period. The mortgage is collateralized by the land, building, future improvements and permanent fixtures. Under this mortgage, the Company is required to be and was in compliance with certain financial covenants. The interest rate is 7.94% per annum. The future annual minimum payments under the mortgage are $55,000, $59,000, $64,000, $70,000 and $1.13 million for the fiscal years ended March
31, 2001, 2002, 2003, 2004 and 2005 and thereafter, respectively.

K.       COMMITMENTS:

Operating leases:

         The Company leases its facilities and certain equipment under operating leases expiring through fiscal year 2005. Rental expense under these leases amounted to approximately $1,082,000, $500,000, and $418,000, for the years ended March 31, 2000, 1999, and 1998, respectively.

Capital leases:

         The Company has various capital lease agreements for office equipment. These obligations extend through fiscal year 2005. Most leases contain renewal options and two contain bargain purchase options. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(in thousands)                                    March 31,
                                                    2000
                                                  --------
Furniture, fixtures and office equipment          $ 2,302
Building                                               --
                                                  -------
Total assets                                        2,302
Less accumulated depreciation                        (326)
                                                  -------
Net assets                                        $ 1,976
                                                  =======

         The Company had no capital lease agreements as of March 31, 1999.

         Future annual minimum lease and rental commitments as of March 31, 2000, under all of the Company's leases, capital and operating, are:

                                            Capital        Operating
               (In thousands)               Leases          Leases
                                            -------        ---------
2001                                        $  687          $  863
2002                                           687             567
2003                                           687             475
2004                                           247             277
2005 and thereafter                              9             173
                                            ------          ------
Total minimum payments                       2,317           2,355
Less amounts representing interest             367              --
                                            ------          ------
Present value of net payments               $1,950          $2,355
                                            ======          ======

L.  EARNINGS PER SHARE:

         Calculation of per share earnings is as follows:


    (In thousands except per share data)                                    Fiscal Year Ended March 31,
                                                                    -----------------------------------------

                                                                      2000            1999             1998
                                                                    -------          -------          -------

Net income                                                          $15,119          $ 7,644          $ 7,619

BASIC:

Weighted average common stock outstanding, net of treasury
   stock, end of period                                              11,049            8,898            8,652

Net income per common share, basic                                  $  1.37          $  0.86          $  0.88
                                                                    =======          =======          =======

DILUTED:

Weighted average common stock outstanding, net of treasury
   stock, end of period                                              11,049            8,898            8,652

Weighted average common stock equivalents                               827              888            1,039

Weighted average common stock outstanding, net of treasury
   stock, end of period                                              11,876            9,786            9,691


Net income per common share, diluted                                $  1.27          $  0.78          $  0.79
                                                                    =======          =======          =======

         Options to purchase 90,001 and 215,369 shares of common stock were outstanding as of March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M. FINANCIAL INSTRUMENTS

       At March 31, 2000, the Company had an outstanding interest rate swap agreement, which minimized or eliminated risk associated with interest rate changes. This financial instrument is related to the $1.4 million mortgage on the building in Port St. Lucie, Florida. See Note J. This instrument was executed with a credit-worthy institution.

       The interest rate swap agreement was $1.38 million and zero as of March 31, 2000 and 1999, respectively. The agreement outstanding as of March 31, 2000 matures during 2006 and essentially fixes the interest rate on a portion of variable rate debt. Under this agreement, the Company will pay the counterparties interest at a fixed rate of 6.07%, and the counterparties will pay the Company at a variable rate primarily equal to the 30-day LIBOR.

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

         Between June 1992 and May 1994, the Company's board of directors authorized the future purchase of up to an aggregate of 1,750,000 shares of the Company's common stock on the open market, with any shares to be held in treasury. As of March 31, 2000, cumulative purchases of common stock totaled 339,318 for an aggregate of $3.96 million. The purpose of this purchase program is, in part, to provide shares of common stock for issuance pursuant to the 1992 Employee Stock Purchase Plan.

O.  INCOME TAXES:

       Income (loss) before income taxes including the extraordinary loss, was generated as follows in the years ended March 31:

(In thousands)           2000               1999              1998
                       --------           --------          --------

United States          $ 24,512           $ 12,463          $ 10,291

Foreign                      (7)                48             1,200
                       --------           --------          --------

                       $ 24,505           $ 12,511          $ 11,491


        The provision (benefit) for income taxes before extraordinary loss, consists of the following for the years ended March 31:

(In thousands)                      2000             1999             1998
                                  -------          -------           -------

Federal - current                 $ 4,447          $ 1,381           $   216

        - deferred                  3,584            2,749             2,495
                                  -------          -------           -------

                                    8,031            4,130             2,711

State - current                       625              740                52

      - deferred                      730               (3)            1,109
                                  -------          -------           -------

                                    1,355              737             1,161
                                  -------          -------           -------

Total Federal and State           $ 9,386          $ 4,867           $ 3,872
                                  =======          =======           =======

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the Company's effective tax rate for operations and the U.S. statutory rate is as follows:

                                          2000           1999           1998
                                          ----           ----           ----

U. S. statutory rate                      34.0%          34.0%          34.0%

Change in valuation allowance               --             --           (5.5%)

State income taxes, net of U. S
Federal Income Tax effect                  3.7%           4.7%           6.6%

Other                                       .6%            .2%          (1.9%)
                                          ----           ----           ----

Effective tax rate                        38.3%          38.9%          33.2%
                                          ====           ====           ====


         During the fiscal year ended March 31, 1998, the Company sold the assets which constituted the wound care business. As a result, it ceased operations in the U.K. on the day of the sale, and according released the valuation allowance to foreign net operating losses. The release of this allowance increased earnings during the fiscal year ended March 31, 1998 by $643,000, or $0.07 per diluted common share. As of March 31, 2000, 1999 and 1998, the Company had no deferred tax valuation allowance.

         Realization of the net deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2000 and 1999:


(In thousands)                                         2000           1999
                                                     --------        --------

Deferred tax assets (liabilities) - current:

Reserves                                             $  4,389        $  2,708
                                                     ========        ========

Deferred tax assets (liabilities) - long term:

Intangible assets                                      (2,011)         (1,579)

Property, plant and equipment                            (614)           (520)

Direct-response advertising                           (11,289)         (5,821)
                                                     --------        --------

Net deferred tax liability - long term               $(13,914)       $ (7,920)
                                                     ========        ========

P.  MAJOR CUSTOMERS:

         For the fiscal years ended March 31, 2000, 1999 and 1998, no customer represented more than 10% of the Company's consolidated net revenues. As of March 31, 2000 and 1999, the amounts due from Health Care Financing Administration of the United States government related to Chronic Care and Professional Products Segment revenues was $27.88 million and $8.77 million, respectively.

Q.  STOCK OPTIONS:

         Effective September 1998, the Company's shareholders approved the 1998 Stock Incentive Plan (the "1998 Plan"), which replaced the 1990 Stock Option Plan (the "1990 Plan") and the 1992 Directors Stock Option Plan (the "1992 Plan") (collectively, the "Plans"). The 1998 Plan provided for the grant to certain individuals of stock options to purchase up to 315,000 shares of the Company's common stock. On September 9, 1999, stockholders, at the 1999 Annual Meeting of Stockholders, approved an amendment increasing the number of shares available for issuance under the 1998 Plan, to 515,000.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Option activity under the Plans is as follows:


                                    OPTION SHARES                     OPTION PRICES
                                    -------------         ------------------------------------

Outstanding, March 31, 1997           1,976,608           $     .71       -          $    6.38
                                      ---------

         Granted                        271,360                4.87       -              13.75
         Exercised                     (326,717)                .71       -               5.38
         Cancelled                      (46,736)               4.31       -               5.38
                                      ---------

Outstanding, March 31, 1998           1,874,515           $     .71       -          $   13.75
                                      ---------

         Granted                        267,250                7.56       -              11.44
         Exercised                     (287,357)                .71       -               7.75
         Cancelled                      (97,645)               4.31       -              13.75
                                      ---------

Outstanding, March 31, 1999           1,756,763           $    2.14       -          $   13.75
                                      ---------

         Granted                        250,000               17.75       -              27.06
         Exercised                   (1,027,613)               3.88       -              26.94
         Cancelled                      (30,699)               4.31       -              13.75
                                      ---------

Outstanding, March 31, 2000             948,451           $    2.14       -          $   27.06
                                      =========

         At March 31, 2000, 673,359 shares were exercisable and 275,092 will vest principally over three years under the Plans. There were 23,000 shares remaining that are authorized for future option grants under the 1998 Plan. The weighted average exercise price of shares exercisable as of March 31, 2000 was $9.43.

Employee Stock Purchase Plan

         Under the Company's 1992 Employee Stock Purchase Plan (the "plan"), an aggregate of 261,972 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. Those who have been employed by the Company for six months prior to the beginning of an option period are eligible to enroll in the plan. The options are exercisable six months after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee's compensation, as defined, but in no event more than $12,500 during any six-month option period.

Supplemental Disclosures for Stock-Based Compensation

         The Company applies APB Opinion No. 25 ("APB 25") in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company adopted the disclosure only provisions of SFAS 123, accordingly no compensation expense is recognized from the stock options plans. The required disclosures under SFAS 123 are as follows:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized information about stock options outstanding as of March 31, 2000, is as follows:

                             NUMBER OF           WEIGHTED AVG.                            NUMBER OF OPTIONS       WEIGHTED AVG.
  RANGE OF EXERCISE           OPTIONS              REMAINING          WEIGHTED AVG.         OUTSTANDING -       EXERCISE - PRICE
        PRICES              OUTSTANDING        CONTRACTUAL LIFE       EXERCISE PRICE         EXERCISABLE           EXERCISABLE
  -----------------         -----------        ----------------       --------------      -----------------     ----------------
     $2.14  -  2.14              1,050               6.51                 $ 2.14                  1,050              $ 2.14

     $3.30  -  4.64             81,633               6.56                 $ 4.21                 81,633              $ 4.21

     $5.38  -  7.75            439,290               7.36                 $ 6.30                357,783              $ 5.99

     $8.63  - 11.88            152,710               7.82                 $10.98                111,796              $11.48

     $13.50 - 13.50             30,000               7.50                 $13.50                 30,000              $13.50

     $17.75 - 21.44            168,767               9.57                 $20.71                 46,098              $20.88

     $26.94 - 27.06             75,001               9.43                 $26.98                 44,999              $26.95

         The fair value of each option granted during 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                  2000                      1999
                                                  ----                      ----

       Dividend yield.........................    none                      none


       Expected volatility....................    65.0%                    55.0%

       Risk-free interest rate................    6.05%                    4.89%

       Expected life..........................       4                        4


       Weighted average fair value of options granted at fair value during:
            2000                                                          $12.31
            1999                                                          $ 3.79

       Employee Stock Purchase Plan weighted-average fair value of options:
            2000                                                          $ 2.63
            1999                                                          $ 2.82


         Had compensation cost for the Company's 2000 and 1999 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                          NET INCOME PER
                              NET INCOME                FULLY DILUTED SHARE
                              -----------               -------------------
        As reported:
          2000                $15,119,000                     $1.27
          1999                $ 7,644,000                     $ .78

        Pro forma:
          2000                $14,083,000                     $1.19
          1999                $ 7,035,000                     $ .72

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         For the years ended March 31, 2000, 1999, and 1998, the Company paid and accrued matching contributions of $232,000, $190,000, and $108,000, respectively, for the 401(k) Plan participants.

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

         Chronic Care - The Company sells diabetes supplies and adult nutrition supplies through its Chronic Care segment. It offers a wide array of diabetes products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

         Professional Products - The Company develops, manufactures, and distributes prescription urology products and sells respiratory products to Medicare-eligible seniors.

         Consumer Healthcare - The Company offers the AZO line of products which includes OTC ("over-the-counter") female urinary tract discomfort products and home medical diagnostic kits; and is a distributor of private-label and branded digital thermometers.

         Depreciation and amortization expense attributable to the Company's corporate headquarters are allocated to the operating segments according to the segments' relative percentage of total revenue. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         Fiscal Year Ended March 31,
                               --------------------------------------------
(In thousands)                   2000              1999              1998
                               --------          --------          --------
REVENUES:
Chronic Care                   $125,999          $ 80,597          $ 48,708
Professional Products            16,501             9,953            13,968
Consumer Healthcare              14,420            14,275            11,149
                               --------          --------          --------
Total                          $156,920          $104,825          $ 73,825
                               ========          ========          ========

DEPRECIATION AND AMORTIZATION EXPENSE:
Chronic Care                    $10,042           $ 6,548          $  3,367
Professional Products             2,931             2,053             2,228
Consumer Healthcare                  67                72                71
                                -------           -------          --------
Total                           $13,040           $ 8,673          $  5,666
                                =======           =======          ========
INCOME BEFORE INCOME TAXES:
Chronic Care                     19,631             5,300             1,140
Professional Products             2,126*            2,746             4,972
Consumer Healthcare               2,748             2,868             1,253
Gain on Sale of Wound Care           --             1,597             4,126
                                -------           -------          --------
Total                           $24,505           $12,511          $ 11,491
                                =======           =======          ========

                                March 31,         March 31,        March 31,
(In thousands)                    2000              1999             1998
                                --------          --------         --------
SEGMENT ASSETS:
Chronic Care                      81,513            62,922           40,795
Professional Products             44,384            39,337           43,540
Consumer Healthcare                6,504             6,263            5,217
Corporate Headquarters            43,195             4,417            2,849
                                --------          --------         --------
Total                           $175,596          $112,939         $ 92,401
                                ========          ========         ========

* Includes pretax extraordinary loss on retirement of debt of $2.17 million. See Note D.

T.  INTERIM INFORMATION (UNAUDITED):

         The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(In thousands, except per share data)                                 YEAR ENDED MARCH 31, 2000
                                                                      -------------------------

                                                        QTR. 1           QTR. 2           QTR. 3**         QTR. 4
                                                        -------          -------          --------         -------

Total revenues                                          $31,580          $35,919          $42,437          $46,984

Gross margin                                             17,865           20,782           24,868           28,919

Net income                                                2,454            3,127            3,558            5,980

Net income per weighted average share, basic            $  0.27          $  0.33          $  0.28          $  0.46

Net income per weighted average share, diluted          $  0.25          $  0.30          $  0.27          $  0.44

** Includes $1,336,000 after tax extraordinary loss on retirement of debt or $0.12 per diluted share.



(In thousands, except per share data)                                    YEAR ENDED MARCH 31, 1999
                                                                         -------------------------

                                                        QTR. 1           QTR. 2*          QTR. 3           QTR. 4
                                                        -------          -------          -------          -------

Total revenues                                          $20,661          $24,823          $28,791          $30,550

Gross margin                                             10,740           12,945           14,826           16,709

Net income                                                1,293            2,484            1,746            2,121

Net income per weighted average share, basic            $  0.15          $  0.28          $  0.20          $  0.23

Net income per weighted average share, diluted          $  0.13          $  0.26          $  0.18          $  0.22

* Includes the after tax gain of $976,000 or $0.10 per diluted share related to the sale of the Company's wound care business.

U.  RELATED PARTY TRANSACTIONS:

         In December 1994 and January 1997, certain executive officers of the Company purchased in the aggregate 100,000 and 100,000 shares, respectively, of the Company's common stock on the open market. The purchases, valued at $415,000 and $607,000, respectively, were funded by a note issued by the Company to each officer. The terms of the notes provide for each executive to repay the Company with Company shares within five years from the date of the note at a market value equal to the original principal of the note. The principal balance due is shown as notes receivable from officers in Shareholders' Equity on the Consolidated Balance Sheet. As of March 31, 2000 there is no remaining balance of notes receivable.

V.  SUBSEQUENT EVENTS:

         Effective July 1, 2000, each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of his or her salary vs. 15% as of March 31, 1999, subject to statutory limitations.

         In June 2000, the Company's board of directors authorized an additional 1,000,000 share repurchase program which allows the Company to repurchase shares of its common stock on the open market, with any shares to be held in treasury. As of June 28, 2000, no shares have been repurchased under this program.

(b) There were no Current Reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

Exhibit                         DESCRIPTION

          NUMBER

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.

Exhibit                         DESCRIPTION

          NUMBER

                                    PART III

ITEMS 10-13.

         The information required for Part III in the Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

The following trademarks are used in this Annual Report on Form 10-K:

URISED, CYSTOSPAZ, ANESTACON, CYSTOSPAZ-M, AZO STANDARD, AZO CRANBERRY, B&O SUPPRETTES, and AQUACHLORAL are registered trademarks of PolyMedica Corporation. AZO CONFIDENCE, AZO MENOPAUSE, AZO TEST STRIPS, AZO YEAST, AZO PMS, and Fever Alarm are trademarks of PolyMedica Corporation.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)

      1. Financial Statements

         The financial statements listed in the Index to Consolidated Financial Statements and the Schedule on page 18 is filed as part of this report

      2. Exhibits

         See Index to Exhibits on page 43 of this report.

         The exhibits are filed with or incorporated by reference in this report.

     (b) Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2000            PolyMedica Corporation



                                By: /s/ Steven J. Lee
                                    ----------------------------------------
                                    Steven J. Lee
                                    Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 28, 2000            /s/ Steven J. Lee
                                -----------------------------------------------
                                Steven J. Lee
                                Chairman, Chief Executive Officer and Director
                                (Principal Executive Officer)



Dated: June 28, 2000            /s/ Eric G. Walters
                                -----------------------------------------------
                                Eric G. Walters
                                Chief Financial Officer and Clerk
                                (Principal Financial and Accounting Officer)



Dated: June 28, 2000            /s/ Frank W. Logerfo
                                -----------------------------------------------
                                Frank W. LoGerfo
                                Director


Dated: June 28, 2000            /s/ Daniel S. Bernstein
                                -----------------------------------------------
                                Daniel S. Bernstein
                                Director



Dated: June 28, 2000            /s/ Marcia J. Hooper
                                -----------------------------------------------
                                Marcia J. Hooper
                                Director



Dated: June 28, 2000            /s/ Thomas S. Soltys
                                -----------------------------------------------
                                Thomas S. Soltys
                                Director



Dated: June 28, 2000            /s/ Peter K. Hoffman
                                -----------------------------------------------
                                Peter K. Hoffman
                                Director

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Annual Report on Form 10-K.

       EXHIBIT                              DESCRIPTION
       NUMBER

         2.1       -  Stock Purchase Agreement, dated as of August 30, 1996, among the Registrant,
                      Liberty Medical Supply, Inc., and the Shareholders of Liberty Medical Supply,
                      Inc. (19)
         2.2       -  Amendments dated March 26, 1997, to the Stock Purchase Agreement dated as of
                      August 30, 1996, among the Registrant, Liberty Medical Supply, Inc. and the
                      Shareholders' of Liberty Medical Supply, Inc. (22)
         2.3       -  Asset Purchase Agreement dated as of June 23, 1997 by and among the
                      Registrant, PolyMedica Industries UK, Ltd.,  Innovative Technologies Limited,
                      Innovative Technologies (US) Inc., and Innovative Technologies Group Plc. (22)
         3.1       -  Restated Articles of Organization of the Company. (1)
         3.2       -  Amended and Restated By-Laws of the Company. (14)
         4.1       -  Specimen certificate for shares of Common Stock, $.01 par value, of the
                      Company. (1)
         4.2       -  Note and Warrant Agreement dated January 26, 1993 and $25,000,000 10.65%
                      Guaranteed Senior Secured Notes due January 31, 2003 of PolyMedica
                      Pharmaceuticals (U.S.A.), Inc. and PolyMedica Pharmaceuticals (Puerto Rico),
                      Inc. and Warrant for 500,000 (subject to adjustment) shares of Common Stock,
                      $0.01 per value, of the Registrant. (6)
         4.3       -  Letter Agreement, Note Guarantee and Security Agreement, all dated April  27,
                      1993, by and among the Registrant, PolyMedica Pharmaceuticals (U.S.A.), Inc.,
                      PolyMedica Pharmaceuticals (Puerto Rico), Inc., PolyMedica Securities, Inc.,
                      PolyMedica Pharmaceuticals Securities, Inc. and the John Hancock Mutual Life
                      Insurance Company. (9)
         4.4       -  Letter Agreement amending the Note and Warrant Agreement, dated June 15, 1993.
                      (9)
         4.5       -  Letter Agreement amending the Note and Warrant Agreement dated March 29, 1994.
                      (10)
         4.6       -  Letter Agreement amending the Note and Warrant Agreement dated June 17, 1994.
                      (10)
         4.7       -  Letter Agreement amending the Note and Warrant Agreement dated June 30, 1994.
                      (11)
         4.8       -  Letter Agreement amending the Note and Warrant Agreement dated October 27,
                      1994. (12)
         4.9       -  Letter Agreement amending the Note and Warrant Agreement dated June 27, 1995.
                      (14)
         4.10      -  Letter Agreement amending the Note and Warrant Agreement dated October 18,
                      1995 (15)
         4.11      -  Letter Agreement amending the Note and Warrant Agreement dated June 19, 1996.
                      (18)
         4.12      -  Letter Agreement amending the Note and Warrant Agreement dated August 2, 1996.
                      (20)
         4.13      -  Letter Agreement amending the Note and Warrant Agreement dated October 30,
                      1996 (20)
         4.14      -  Letter Agreement amending the Note and Warrant Agreement dated January 23,
                      1997 (21)
        10.01      -  1990 Stock Option Plan, as amended. (14)
        10.02      -  1992 Employee Stock Purchase Plan, as amended. (14)
        10.03      -  1992 Directors' Stock Option Plan, as amended. (10)
        10.04      -  Rights Agreement dated as of January 23, 1992 by and between the Company and the First National Bank of Boston. (3)
        10.05      -  Employment Agreement by and between the Registrant and Steven J. Lee dated
                      May 16, 1990, as amended by letter agreements dated June 1, 1991 and
                      December 5, 1991. (1)(30)
        10.06      -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated April 3, 1996. (17)(30)
        10.07      -  Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 1990, as amended by letter agreements dated June 1, 1991 and December 5, 1991. (1)(30)
        10.08      -  Employee Stock Purchase Agreement by and between the Registrant and Steven J.
                      Lee dated May 16, 1990, as amended. (1)(30)
        10.09      -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A.
                      Siciliano dated April 3, 1996. (17)(30)
        10.10      -  Stock Restriction Agreement by and between the Registrant and Dr. Arthur A.
                      Siciliano dated September 1, 1990, as amended. (1)
        10.11      -  Sublease dated February 10, 1992 by and between Ampex Corporation and the
                      Registrant.(1)
        10.12      -  Supply Agreement, dated as of May 27, 1992, by and between Medtronic, Inc. and the Company. (2)(22)

       EXHIBIT                              DESCRIPTION
       NUMBER

        10.13      -  Employment Agreement by and between the Registrant and Eric G. Walters dated
                      June 1, 1991 as amended by letter agreement dated December 5, 1991. (9)(30)
        10.14      -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated March 18, 1993. (9)(30)
        10.15      -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated April 3, 1996. (17)(30)
        10.16      -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A.
                      Siciliano dated March 18, 1993. (9)(30)
        10.17      -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated March 18, 1993. (9)(30)
        10.18      -  Letter Agreement dated July 15, 1993 between Alcon Laboratories Inc. and the
                      Registrant. (7)
        10.19      -  Purchase and Sale Agreement between Allstate Life Insurance Company as Seller and PolyMedica Corporation as Buyer as of August 13, 1993. (8)
        10.20      -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated March 31, 1994. (10)(30)
        10.21      -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A.
                      Siciliano dated March 31, 1994.(10)(30)
        10.22      -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated March 31, 1994. (10)(30)
        10.23      -  Mortgage, Assignment of Leases and Rents and Security Agreement between
                      PolyMedica Pharmaceuticals (U.S.A.), Inc. and John Hancock Mutual Life
                      Insurance Company dated May 31, 1994. (10)
        10.24      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico) Inc. (10)(22)
        10.25      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon Laboratories, Inc. (10)(22)
        10.26      -  Letter Agreement dated March 25, 1994 between Alcon (Puerto Rico) Inc. and the
                      Registrant. (10)
        10.27      -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated April 11, 1995. (14) (30)
        10.28      -  Amended and Restated License Agreement between the Registrant and CardioTech dated May 13, 1996. (17)
        10.29      -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A.
                      Siciliano dated April 11, 1995. (14) (30)
        10.30      -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated April 11, 1995. (14) (30)
        10.31      -  Letter Agreement to the Lease Agreement, dated February 16, 1995, by and between Robert W. Murray, Trustee of Constitution Park Trust Three and the
                      Registrant for offices and laboratory space in Woburn, Massachusetts. (14)
        10.32      -  Letter Agreement dated February 2, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto
                      Rico), Inc. (14) (22)
        10.33      -  Letter Agreement dated May 3, 1995, amending the Processing Agreement dated
                      December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc.
                      (14) (22)
        10.34      -  Letter Agreement, dated March 20, 1995, by and between the Registrant and
                      Alcon Laboratories, Inc. (15)
        10.35      -  Form of Warrant issued by the Registrant to the John Hancock Mutual Life
                      Insurance Company (17)
        10.36      -  Form of Promissory Note, dated December 13, 1994, executed by certain officers and delivered to the Registrant (15)
        10.37      -  Form of Jefferies & Company, Inc. and Rodman & Renshaw, Inc. Warrant (15)
        10.38      -  Form of Promissory Note made in favor of the Company by certain officers of the Company (21)
        10.39      -  1998 Executive Incentive Compensation Plan (23)(29)(30)

        10.40      -  Letter Agreement amendment by and between the Registrant and Steven J. Lee dated July 1,
                      1997. (23)(30)
        10.41      -  Letter Agreement amendment by and between the Registrant and Dr. Arthur A. Siciliano dated
                      July 1, 1997. (23)(30)
        10.42      -  Letter Agreement amendment by and between the Registrant and Eric G. Walters dated July 1,
                      1997. (23)(30)
        10.43      -  Agented Loan and Security Agreement dated April 30, 1998 by and between the Registrant and
                      BankBoston, N.A.(25)
        10.44      -  Master Note dated April 30, 1998 by and between the Registrant and BankBoston, N.A.(25)
        10.45      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven
                      J. Lee dated July 1, 1998.(26)(30)
        10.46      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr.
                      Arthur A. Siciliano dated July 1, 1998.(26)(30)
        10.47      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric
                      G. Walters dated July 1, 1998.(26)(30)
        10.48      -  Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated
                      June 30, 1998.(26)
        10.49      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven
                      J. Lee dated September 22, 1998.(27)(30)
        10.50      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr.
                      Arthur A. Siciliano dated September 22, 1998.(27)(30)
        10.51      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric
                      G. Walters dated September 22, 1998.(27)(30)
        10.52      -  Letter Agreement dated November 2, 1998 between the Registrant and John Hancock Mutual Life
                      Insurance Company.(28)
        10.53      -  Second Amendment to Agented Loan and Security Agreement between the Registrant and
                      BankBoston, N.A. dated March 12, 1999.(30)
        10.54      -  Amendment to the Master Note between the Registrant and BankBoston, N.A. dated March 12,
                      1999.(30)
        10.55      -  Consent and Waiver Agreement between the Registrant and BankBoston, N.A. dated May 7, 1999.(30)
        10.56      -  Letter Agreement amendment to the Form of Promissory Note, dated March 30, 1999 executed by certain officers and delivered to the Registrant.(30)
        10.57      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven
                      J. Lee dated June 14, 1999.(30)(31)
        10.58      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr.
                      Arthur A. Siciliano dated June 14, 1999.(30)(31)
        10.59      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric
                      G. Walters dated June 14, 1999.(30)(31)
        10.60      -  Bonus Pool and Criteria for Senior Management for the fiscal year ending March 31, 2000.
                      (29)(30)
        10.61      -  Third Amendment to Agented Loan and Security Agreement between the Registrant and
                      BankBoston, N.A., dated June 29, 1999.(32)
        10.62      -  Amendment No. 1 dated December 9, 1999, amending the Rights Agreement dated as of January
                      23, 1992 between the Registrant and BankBoston, N.A.(33)
        10.63      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven
                      J. Lee dated March 9, 2000.(31)
        10.64      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr.
                      Arthur A. Siciliano dated March 9, 2000.(31)
        10.65      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric
                      G. Walters dated March 9, 2000.(31)
        21         -  Subsidiaries of the Registrant
        23.1       -  Consent of PricewaterhouseCoopers LLP
        27.1       -  Financial Data Schedule - Fiscal Year Ended March 31, 2000

--------------------

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

30          Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed June 28, 1999.

31          Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

32          Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1999, filed August 13, 1999.

33          Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1999, filed February 14, 2000.