Form 10-Q
period 2000-06-30
POLYMEDICA CORP
filed 2000-08-11
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                          Commission File No. 0-19842
                                              ---------


                             PolyMedica Corporation
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                                             04-3033368
-------------------------------------                         ------------------
 State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


 11 State Street, Woburn, Massachusetts                                    01801
----------------------------------------                             -----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (781) 933-2020
                                                                  --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     The number of shares outstanding of the registrant's class of Common Stock as of August 10, 2000 was 13,186,935, which includes 9,578 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I  -    FINANCIAL INFORMATION

Item 1  -    Financial Statements

             Consolidated Balance Sheets at
                 June 30 (unaudited) and March 31, 2000                   3

             Unaudited Consolidated Statements of Operations
                 for the three months ended
                 June 30, 2000 and 1999                                   5

             Unaudited Consolidated Statements of Cash Flows
                 for the three months ended
                 June 30, 2000 and 1999                                   6

             Notes to Consolidated Financial Statements                   7

Item 2  -    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11

Item 3  -    Quantitative and Qualitative Disclosures About Market Risk   21

PART II -    OTHER INFORMATION

Item 6  -    Exhibits and Reports on Form 8-K                             22

Signatures                                                                23

Exhibit Index                                                             24

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                      JUNE 30,
                                                       2000         MARCH 31,
                                                    (UNAUDITED)       2000
                                                    -----------     ---------
ASSETS

Current assets:
      Cash and cash equivalents                       $38,837       $40,687
      Accounts receivable (net of allowances of
         $11,758 and $10,745 as of June 30 and
         March 31, 2000, respectively)                 43,332        39,763
      Inventories                                       8,143         8,979
      Deferred tax asset                                4,389         4,389
      Prepaid expenses and other
         current assets                                 1,364           905
                                                     --------      --------

              Total current assets                     96,065        94,723

Property, plant and equipment, net                     20,038        16,557
Intangible assets, net                                 34,431        35,000
Direct response advertising, net                       32,719        28,078
Other assets                                            1,879         1,238
                                                     --------      --------

              Total assets                           $185,132      $175,596
                                                     ========      ========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               JUNE 30,
                                                                 2000          MARCH 31,
                                                              (UNAUDITED)        2000
                                                              -----------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $14,987         $14,082
    Accrued expenses                                              8,912           8,118
    Current portion of long-term debt and capital lease
          obligations                                               602             564
                                                              ---------       ---------

              Total current liabilities                          24,501          22,764

Long-term debt and capital lease obligations                      2,704           2,768
Deferred income taxes                                            13,914          13,914
Other long-term liabilities                                         931              --
                                                              ---------       ---------

              Total liabilities                                  42,050          39,446

Commitments

Shareholders' equity:
      Preferred stock $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                     --              --
      Common stock $.01 par value; 20,000,000 shares
        authorized; 13,186,435 and 13,108,667 issued
        as of June 30 and March 31, 2000,
        respectively                                                132             131
      Treasury stock, at cost (2,203 shares as of
        June 30 and March 31, 2000, respectively)                   (68)            (68)
      Additional paid-in capital                                114,042         113,488
      Retained earnings                                          28,976          22,599
                                                              ---------       ---------

              Total shareholders' equity                        143,082         136,150
                                                              ---------       ---------

              Total liabilities and shareholders' equity       $185,132        $175,596
                                                              =========       =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                               THREE MONTHS ENDED
                                             JUNE 30,        JUNE 30,
                                              2000            1999
                                             --------        --------
Net revenues                                 $51,170        $31,580

Cost of sales                                 18,735         13,715
                                            --------       --------

Gross margin                                  32,435         17,865

Selling, general and administrative
  expenses                                    22,803         13,361
                                            --------       --------

Income from operations                         9,632          4,504

Other income and expense:
   Investment income                             634             89
   Interest expense                              (69)          (603)
   Other                                         (27)          --
                                            --------       --------
                                                 538           (514)

Income before income taxes                    10,170          3,990
Income tax provision                           3,793          1,536
                                            --------       --------

Net income                                    $6,377         $2,454
                                            ========       ========

Net income per weighted average share:

    Basic                                       $.49           $.27

    Diluted                                     $.47           $.25

    Weighted average shares, basic            13,133          9,152

    Weighted average shares, diluted          13,616          9,890


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                             2000           1999
                                                                          ----------      -----------
Cash flows from operating activities:
    Net income                                                              $6,377         $2,454
    Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                        1,208            851
        Amortization of direct-response advertising                          3,881          1,687
        Capitalized direct-response advertising                             (8,522)        (3,032)
        Provision for inventory obsolescence                                   700            125
        Provision for bad debts                                              3,688          2,127
        Provision for sales allowances                                       2,887          1,793
        Changes in assets and liabilities:
           Accounts receivable                                             (10,143)        (3,278)
           Inventories                                                         136           (590)
           Prepaid expenses and other assets                                   205           (396)
           Accounts payable                                                    904         (2,809)
           Accrued expenses and other long-term liabilities                  1,754          2,985
                                                                          --------       --------

                Total adjustments                                           (3,302)          (537)
                                                                          --------       --------

                Net cash flows from operating activities                     3,075          1,917
                                                                          --------       --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                               (4,024)        (2,524)
                                                                          --------       --------

                Net cash flows from investing activities                    (4,024)        (2,524)
                                                                          --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     547            355
    Contributions to deferred compensation plan                             (1,306)          --
    Reduction of obligations under capital leases                             (129)          --
    Proceeds from/(repayment of) senior debt and notes payable                 (13)         1,417
    Repayment of line of credit                                               --           (1,000)
    Repayment of officer notes receivable                                     --               67
                                                                          --------       --------

                Net cash flows from financing activities                      (901)           839
                                                                          --------       --------

                Net increase/(decrease) in cash and cash equivalents        (1,850)           232

                Cash and cash equivalents at beginning of period            40,687         10,191
                                                                          --------       --------

                Cash and cash equivalents at end of period                 $38,837        $10,423
                                                                          ========       ========

Supplemental disclosure of cash flow information:
    Assets purchased under capital lease                                      $116           --
    Disposition of fully depreciated fixed assets                               18           --


   The accompanying notes are an integral part of these unaudited consolidated financial statements

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

2. Included in other assets is restricted cash of $1.31 million and $0 as of June 30 and March 31, 2000, respectively, represents amounts set aside by the Company under a deferred compensation plan. The related liability is included in other long-term liabilities.

3.   Inventories consist of the following:
     (In thousands)

                                           June 30,      March 31,
                                             2000          2000
                                             ----          ----
           Raw materials                    $  854        $  848
           Work in process                     302           505
           Finished goods                    6,987         7,626
                                            ------        ------
                                            $8,143        $8,979
                                            ======        ======


4. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $8.52 million and $3.03 million in the three months ended June 30, 2000 and 1999, respectively. The Company expenses in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $3.88 million and $1.69 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended June 30, 2000 and 1999, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

5. Sales allowances are recorded for estimated product returns using historical write-off data and are recorded as a reduction of revenue. These allowances are adjusted monthly to reflect actual returns and collection history. During the three months ended June 30, 2000 and 1999 the Company provided for sales allowances at a rate of approximately 5.3% and 5.4% of gross sales, respectively.

6. Approximately $36.39 million and $18.63 million of revenues for the three months ended June 30, 2000 and 1999, respectively, were billed to Medicare on behalf of the Company's customers for products and services provided Medicare beneficiaries.

7. As of June 30, 2000, gross unbilled receivables included in gross accounts receivable of $55.09 were $19.24 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000. Approximately $15.18 million and $15.62 million of the total unbilled receivable balances as of June 30 and March 31, 2000, respectively, represent Medicare receivables.

8.   Calculations of earnings per share are as follows:


(In thousands, except per share data)             Three Months Ended
                                                June 30,     June 30,
                                                  2000         1999
                                                --------     --------
Net income                                       $6,377       $2,454

BASIC:
Weighted average common stock outstanding,
   net of treasury stock, end of period          13,133        9,152
Net income per common share, basic               $  .49       $  .27
                                                 ======       ======

DILUTED:
Weighted average common stock outstanding,
   net of treasury stock, end of period          13,133        9,152
Weighted average common stock equivalents           483          738
                                                 ------       ------
Weighted average common stock outstanding,
   net of treasury stock, end of period          13,616        9,890
Net income per common share, diluted             $  .47       $  .25
                                                 ======       ======

     Options to purchase 0 and 200,437 shares of common stock were outstanding during the three months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

9. The Company's total net income and comprehensive income was $6.38 million and $2.45 million for the three months ended June 30, 2000 and 1999, respectively.

10.  The Company has three reportable segments:

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

     Consumer Healthcare - The Company offers the AZO line of products which includes "over-the-counter" female urinary tract discomfort products and home medical diagnostic kits; and is a distributor of private-label and branded digital thermometers.

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


                                      June 30,       June 30,
(In thousands)                         2000           1999
                                      -------        --------
NET REVENUES:
Chronic Care                          $39,113        $26,365
Professional Products                   9,120          2,286
Consumer Healthcare                     2,937          2,929
                                      -------        -------
Total                                 $51,170        $31,580
                                      =======        =======

DEPRECIATION AND AMORTIZATION EXPENSE:
Chronic Care                           $3,326         $2,006
Professional Products                   1,748            516
Consumer Healthcare                        15             16
                                      -------        -------
Total                                  $5,089         $2,538
                                      =======        =======

INCOME BEFORE INCOME TAXES:
Chronic Care                           $6,845         $2,857
Professional Products                   3,035            567
Consumer Healthcare                       290            566
                                      -------        -------
Total                                 $10,170         $3,990
                                      =======        =======

                              June 30,         June 30,
                                2000            1999
                              --------         --------
SEGMENT ASSETS:
Chronic Care                   $86,857         $81,513
Professional Products           49,952          44,384
Consumer Healthcare              5,425           6,504
Corporate Headquarters          42,898          43,195
                              --------        --------
Total                         $185,132        $175,596
                              ========        ========


11. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", in 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's financial position or results of operations.

12. As of June 30, 2000, the Company had no outstanding balance under its existing $10.0 million revolving credit facility. Under this facility, the Company is required to be and was in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 9.50% as of June 30, 2000.

13. In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. No shares were repurchased under this program during the quarter ended June 30, 2000. In July 2000, the Company began repurchasing shares under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

     PolyMedica Corporation is a leading national provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and adult nutrition supplies through our Chronic Care segment. Our AZO brand holds a leading position in the "over-the-counter" urinary health market and we distribute a broad range of other medical products, including digital thermometers and compliance products, primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment. We also market, manufacture and distribute a broad line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment.

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

Chronic Care

     We are a national direct-mail provider of diabetes and adult nutrition supplies through our Chronic Care segment. Since acquiring Liberty Medical Supply, Inc. ("Liberty") in August 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment in each of the 2000, 1999, 1998 and 1997 fiscal years. We intend to continue this emphasis in the future.

     We have over 500,000 customer records in our database and over 265,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

*    providing mail order delivery of supplies direct to our customers' homes;

*    billing Medicare and/or private insurance directly;

*    providing 24-hour telephone support to customers; and

* using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

     In the United States, there are approximately 6.3 million seniors who have diabetes. With over 265,000 active Medicare-eligible diabetes customers, we serve approximately 4.2% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

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

Professional Products

     We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a broad line of prescription urological and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. In 1998, Medicare expenditures for two key drugs for the treatment of respiratory disease, albuterol and ipratropium, were in excess of $400 million. We estimate that 10% of our customers for diabetes supplies also suffer from respiratory disease. As of June 30, 2000, we had over 18,000 active customers for our respiratory disease supplies.

     We also own one of the broadest lines of branded prescription urology products (excluding anti-infectives). Our urology products include urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED(R), CYSTOSPAZ(R) and CYSTOSPAZ-M(R) analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON(R) for use in diagnostic procedures and the catheterization process. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives. Our primary customers for these urology products are large drug wholesalers in the United States.

Consumer Healthcare

     Our Consumer Healthcare products are focused on three areas: female urinary tract discomfort, digital thermometers and medication compliance products. In the urinary tract discomfort area, three of our products include AZO-STANDARD(R), which provides relief from urinary tract discomfort, AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE(TM) and AZO CONFIDENCE(TM). AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST(TM) and AZO PMS(TM) were introduced in the year ended March 31, 2000, which serve to provide relief from yeast infections and pre-menstrual syndrome, respectively.

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

Growth Strategy

     Our growth strategy includes the following elements:

     - continue growth in our Chronic Care and Professional Products segments by expanding our customer base;

     -    begin e-commerce marketing; and

     -    add complementary products and businesses.

Other

     Although the use of certain of our products is somewhat seasonal in nature, we do not believe our net product sales, in the aggregate, are generally subject to material seasonal fluctuations.

     In accordance with Statement of Position 93-7, direct response advertising and associated costs for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

     Other advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

     We operate from manufacturing and distribution facilities located in Massachusetts, Florida and Colorado. Virtually all of our product sales are denominated in U.S. dollars.

     Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Total net revenues increased by 62.0% to $51.17 million in the three months ended June 30, 2000 as compared with $31.58 million in the three months ended June 30, 1999. This increase is primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 48.4% and 299.0%, respectively, in the three months ended June 30, 2000 as compared with the three months ended June 30, 1999. See Note 10 for segment information.

     Net revenues in the Chronic Care segment increased by 48.4% to $39.11 million in the three months ended June 30, 2000 as compared with $26.36 million in the three months ended June 30, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

     Net revenues from Professional Products increased 299.0% to $9.12 million in the three months ended June 30, 2000 as compared with $2.29 million in the three months ended June 30, 1999. This increase is mainly attributable to shipments of respiratory products in the three months ended June 30, 2000, due to new customer sales as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

     Net revenues from Consumer Healthcare products remained consistent at $2.94 million in the three months ended June 30, 2000 as compared with $2.93 million in the three months ended June 30, 1999.

     As a percentage of total net revenues, overall gross margins were 63.4% in the three months ended June 30, 2000 and 56.6% in the three months ended June 30, 1999. Gross margins in the three months ended June 30, 2000 increased due to improved gross margins in the Chronic Care and Professional Products segments, resulting from favorable product mix and period promotional pricing from suppliers, partially offset by reduced gross margins in our Consumer Healthcare segment resulting from an additional provision for inventory obsolescence recorded in the three months ended June 30, 2000.

     As a percentage of total net revenues, selling, general and administrative expenses were 44.6% for the three months ended June 30, 2000 as compared with 42.3% for the three months ended June 30, 1999. Selling, general and administrative expenses increased by 70.7% in the three months ended June 30, 2000 to $22.80 million as compared with $13.36 million in the three months ended June 30, 1999. This increase is primarily attributable to $1.41 million of advertising incurred in the three months ended June 30, 2000, that was expensed and charged to selling, general and administrative expense in our Chronic Care segment.

     Investment income increased by 612.4% to $634,000 in the three months ended June 30, 2000 as compared with $89,000 in the three months ended June 30, 1999 as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 88.6% to $69,000 in the three months ended June 30, 2000 as compared with $603,000 in the three months ended June 30, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

     Pretax income from recurring operations was $10.17 million in the three months ended June 30, 2000, a 154.9% increase as compared with $3.99 million in the three months ended June 30, 1999. This increase is primarily the result of greater net revenues and improved gross margins (see below), partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

     Our net income was $6.38 million, or $0.47 per diluted common share, for the three months ended June 30, 2000 as compared with $2.45 million, or $0.25 per diluted common share, in the three months ended June 30, 1999, increasing 159.9%. Earnings per diluted common share increased 88% or $0.22 in the three months ended June 30, 2000 as compared with the three months ended June 30, 1999.

Liquidity and Capital Resources

     Since our inception, we have raised $109.34 million in gross equity capital through public offerings, of which $7.16 million was from venture capital financings before our initial public offering, $39.00 million from our March 1992 initial public offering, $4.55 million from a November 1995 public offering of common stock, $2.75 million from the March 1996 sale of 431,937 shares of our common stock pursuant to Regulation S promulgated under the Securities Act of 1933, and $55.88 million from the October 1999 sale of 2,629,599 shares of common stock.

     As of June 30, 2000, we had working capital of $71.56 million, including cash and cash equivalents of $38.84 million, which compares with working capital of $71.96 million, including cash and cash equivalents of $40.69 million, as of March 31, 2000.

     Net accounts receivable were $43.33 million and $39.76 million as of June 30 and March 31, 2000, respectively. The increase in net accounts receivable is primarily the result of record shipments in our Chronic Care segment. As of June 30, 2000, gross unbilled receivables included in overall gross accounts receivable of $55.09 million, were $19.24 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000.

     We incurred and capitalized direct-response advertising of $8.52 million and $3.03 million in the three months ended June 30, 2000 and 1999, respectively. We expense in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $3.88 million and $1.69 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended June 30, 2000 and 1999, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising. As of June 30 and

March 31, 2000, accumulated amortization was $20.84 million and $16.96 million, which resulted in a net capitalized direct-response advertising asset of $32.72 million and $28.08 million, respectively.

     During May 2000, we filed a preliminary registration statement on Form S-3 to begin the registration process with the Securities and Exchange Commission for the possible future issuance of $100.00 million of debt and equity securities. This filing is not yet effective.

     In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. No shares were repurchased under this program during the quarter ended June 30, 2000. In July 2000, the Company began repurchasing shares under this program.

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

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

     Many of our products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expense until we are in compliance with the regulations or change to another acceptable supplier.

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

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

     Any accounting or business change that shortens or eliminates the amortization period of our direct-response advertising costs could result in accelerated charges against our earnings.

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

We may issue one hundred million dollars of debt and equity securities

     During May 2000, we filed a preliminary registration statement on Form S-3 to begin the registration process with the Securities and Exchange Commission for the possible future issuance of $100.00 million of debt and equity securities. The filing is not yet effective. If the market perceives any registration of securities adversely, prices for our common stock may decline.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - OTHER INFORMATION

                             POLYMEDICA CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report and incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PolyMedica Corporation
                                -------------------------
                                (registrant)



                                /s/ Steven J. Lee
                                ---------------------------------------------
                                Steven J. Lee
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)



                                /s/ Eric G. Walters
                                ---------------------------------------------
                                Eric G. Walters
                                Chief Financial Officer and Clerk
                                (Principal Financial and Accounting Officer)





Dated: August 11, 2000

                                  Exhibit Index

                             POLYMEDICA CORPORATION


Exhibit                            Description
-------                            -----------

  27.1     -      Financial Data Schedule - Three Months Ended June 30, 2000.