Form 10-Q
period 2000-09-30
POLYMEDICA CORP
filed 2000-11-14
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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
                                                                  --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The total number of shares of the registrant's Common Stock issued and outstanding as of November 13, 2000, was 13,270,854.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1 -  Unaudited Financial Statements

          Consolidated Balance Sheets at
               September 30, 2000 and March 31, 2000                                          3

          Consolidated Statements of Operations
               for the three and six months ended
               September 30, 2000 and 1999                                                    5

          Consolidated Statements of Cash Flows
               for the six months ended
               September 30, 2000 and 1999                                                    6

          Notes to Consolidated Financial Statements                                          7

Item 2 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                     12

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                         23

PART II - OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders                                24

Item 6 -  Exhibits and Reports on Form 8-K                                                   25

Signatures                                                                                   26

Exhibit Index                                                                                27

                         PART I - FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                           SEPTEMBER 30,
                                                               2000            MARCH 31,
                                                            (UNAUDITED)          2000
                                                           -------------       ---------
ASSETS

Current assets:
      Cash and cash equivalents                              $ 20,262          $ 40,687
      Marketable securities                                    20,300                --
      Accounts receivable (net of allowances of
         $12,045 and $10,745 as of September 30 and
         March 31, 2000, respectively)                         44,492            39,763
      Inventories                                               7,682             8,979
      Deferred tax asset                                        4,389             4,389
      Prepaid expenses and other
         current assets                                         1,221               905
                                                             --------          --------

              Total current assets                             98,346            94,723

Property, plant and equipment, net                             20,613            16,557
Intangible assets, net                                         33,862            35,000
Direct response advertising, net                               35,896            28,078
Other assets                                                    2,845             1,238
                                                             --------          --------

              Total assets                                   $191,562          $175,596
                                                             ========          ========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                    SEPTEMBER 30,
                                                                        2000              MARCH 31,
                                                                     (UNAUDITED)            2000
                                                                    -------------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  12,349           $  14,082
    Accrued expenses                                                     11,296               8,118
    Current portion of long-term debt and capital lease
       obligations                                                          616                 564
                                                                      ---------           ---------

              Total current liabilities                                  24,261              22,764

Long-term debt and capital lease obligations                              2,547               2,768
Deferred income taxes                                                    13,914              13,914
Other long-term liabilities                                               1,079                  --
                                                                      ---------           ---------

              Total liabilities                                          41,801              39,446

Commitments

Shareholders' equity:
      Preferred stock $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                               --                  --
      Common stock $.01 par value; 20,000,000 shares
        authorized; 13,186,935 and 13,108,667 issued
        as of September 30 and March 31, 2000,
        respectively                                                        132                 131
      Treasury stock, at cost, (2,326 and 2,203 shares as of
        September 30 and March 31, 2000, respectively)                      (84)                (68)
      Additional paid-in capital                                        113,626             113,488
      Retained earnings                                                  36,087              22,599
                                                                      ---------           ---------

              Total shareholders' equity                                149,761             136,150
                                                                      ---------           ---------

              Total liabilities and shareholders' equity              $ 191,562           $ 175,596
                                                                      =========           =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                SEPT. 30,           SEPT. 30,           SEPT. 30,           SEPT. 30,
                                                  2000                1999                2000                1999
                                                ---------           ---------           ---------           ---------

Net revenues                                    $  54,469           $  35,919           $ 105,639           $  67,499

Cost of sales                                      19,602              15,137              38,338              28,852
                                                ---------           ---------           ---------           ---------

Gross margin                                       34,867              20,782              67,301              38,647

Selling, general and administrative
   expenses                                        23,931              15,227              46,733              28,588
                                                ---------           ---------           ---------           ---------

Income from operations                             10,936               5,555              20,568              10,059

Other income and expense:
   Investment income                                  732                 110               1,366                 199
   Interest expense                                   (79)               (579)               (148)             (1,182)
   Other expense                                     (247)                 --                (274)                 --
                                                ---------           ---------           ---------           ---------
                                                      406                (469)                944                (983)

Income before income taxes                         11,342               5,086              21,512               9,076
Income tax provision                                4,231               1,959               8,024               3,495
                                                ---------           ---------           ---------           ---------

Net income                                      $   7,111           $   3,127           $  13,488           $   5,581
                                                =========           =========           =========           =========

Net income per weighted average share:

    Basic                                       $     .54           $     .33           $    1.03           $     .60

    Diluted                                     $     .52           $     .30           $     .99           $     .55

    Weighted average shares, basic                 13,182               9,397              13,157               9,275

    Weighted average shares, diluted               13,622              10,487              13,619              10,188


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED SEPT. 30,

                                                                                           2000               1999
                                                                                         --------           --------
    Cash flows from operating activities:
        Net income                                                                       $ 13,488           $  5,581
        Adjustments to reconcile net income to net cash flows
          from operating activities:
            Depreciation and amortization                                                   2,507              1,736
            Amortization of direct-response advertising                                     8,506              3,640
            Direct-response advertising                                                   (16,324)            (7,679)
            Provision for inventory obsolescence                                            1,240                125
            Provision for bad debts                                                         7,833              4,368
            Provision for sales allowances                                                  6,218              3,887
            Changes in assets and liabilities:
               Accounts receivable                                                        (18,780)           (11,275)
               Inventories                                                                 (1,339)              (666)
               Prepaid expenses and other assets                                              442               (477)
               Accounts payable                                                            (1,734)              (887)
               Accrued expenses                                                             4,511              5,660
                                                                                         --------           --------

                    Total adjustments                                                      (6,920)            (1,568)
                                                                                         --------           --------

                    Net cash flows from operating activities                                6,568              4,013
                                                                                         --------           --------

    Cash flows from investing activities:
        Purchase of marketable securities                                                 (20,300)                --
        Proceeds from sale of certain assets of the healthcare business                       300                 --
        Purchase of property, plant and equipment                                          (5,502)            (3,160)
                                                                                         --------           --------

                    Net cash flows from investing activities                              (25,502)            (3,160)
                                                                                         --------           --------

    Cash flows from financing activities:
        Proceeds from issuance of common stock                                                889              1,044
        Repurchase of common stock                                                           (766)                --
        Contributions to deferred compensation plan                                        (1,329)                --
        Reduction of obligations under capital leases                                        (258)                --
        Proceeds from/(repayment of) senior debt and notes payable                            (27)               408
        Proceeds from/(repayment of) line of credit                                            --             (1,500)
        Repayment of officer notes receivable                                                  --                 67
                                                                                         --------           --------

                    Net cash flows from financing activities                               (1,491)                19
                                                                                         --------           --------

                    Net increase/(decrease) in cash and cash equivalents                  (20,425)               872
                                                                                         --------           --------

                    Cash and cash equivalents at beginning of period                       40,687             10,191
                                                                                         --------           --------

                    Cash and cash equivalents at end of period                           $ 20,262           $ 11,063
                                                                                         ========           ========

        Supplemental disclosure of cash flow information:
        Receipt of long-term note receivable from sale of certain assets of its
            thermometry and compliance business                                          $  1,125                 --
        Assets purchased under capital leases                                                 116                 --


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and it's unaudited Quarterly Report on Form 10-Q for the period ended June 30, 2000.

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

2. Included in other assets is restricted cash of $1.33 million and $0 as of September 30 and March 31, 2000, respectively, which represents amounts set aside by the Company under 401(k) Shadow and Pension Plans. The related liability is included in other long-term liabilities.

3.   Inventories consist of the following:
     (In thousands)

                                   Sept. 30,       March 31,
                                     2000            2000
                                   ---------       ---------

           Raw materials            $  370          $  848
           Work in process             374             505
           Finished goods            6,938           7,626
                                    ------          ------
                                    $7,682          $8,979
                                    ======          ======


4. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $7.80 million and $4.65 million in the three months ended September 30, 2000 and 1999, respectively. The Company expenses in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $4.63 million and $1.95 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended September 30, 2000 and 1999, respectively. A total of $16.32 million and $7.68 million of direct-response advertising was capitalized in the six months ended September 30, 2000 and 1999, respectively. A total of $8.51 million and $3.64 million was amortized and charged to selling, general and administrative expense for the six months ended September 30, 2000 and 1999, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

5. Sales allowances are recorded for estimated product returns using historical return data and are recorded as a reduction of revenue. These allowances are adjusted quarterly to reflect actual returns and trends. During the three months ended September 30, 2000 and 1999, the Company provided for sales allowances at a rate of approximately 5.8% and 5.5% of gross sales, respectively. During the six months ended September 30, 2000 and 1999, the Company provided for sales allowances at a rate of approximately 5.6% and 5.4% of gross sales, respectively.

6. Approximately $38.74 million and $21.65 million of revenues for the three months ended September 30, 2000 and 1999, respectively, were billed to Medicare on behalf of the Company's customers for products and services provided by the Company to Medicare beneficiaries. For the six months ended September 30, 2000 and 1999, respectively, $75.13 million and $40.27 million of revenues were billed to Medicare on behalf of the Company's customers for products and services provided by the Company to Medicare beneficiaries.

7. As of September 30, 2000, gross unbilled receivables included in gross accounts receivable of $56.54 million were $17.88 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000. Approximately $14.27 million and $15.62 million of the total unbilled receivable balances as of September 30, 2000 and March 31, 2000, respectively, represent Medicare receivables.

8.   Calculations of earnings per share are as follows:

(In thousands, except per share data)                                       Three Months Ended               Six Months Ended
                                                                         Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                                           2000            1999            2000            1999
                                                                         ---------       ---------       ---------       ---------

Net income                                                                $ 7,111         $ 3,127         $13,488         $ 5,581

BASIC:
Weighted average common stock outstanding, net of treasury stock,
     end of period                                                         13,182           9,397          13,157           9,275
Net income per common share, basic                                        $   .54         $   .33         $  1.03         $   .60
                                                                          =======         =======         =======         =======

DILUTED:
Weighted average common stock outstanding, net of treasury stock,
     end of period                                                         13,182           9,397          13,157           9,275
Weighted average common stock equivalents                                     440           1,090             462             913
                                                                          -------         -------         -------         -------
Weighted average common stock and common stock equivalents
     outstanding, net of treasury stock, end of period                     13,622          10,487          13,619          10,188
Net income per common share, diluted                                      $   .52         $   .30         $   .99         $   .55
                                                                          =======         =======         =======         =======

     Options to purchase 652,500 and 77,500 shares of common stock were outstanding during the three months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. During the six months ended September 30, 2000 and 1999, options to purchase 0 and 102,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

9. The Company's total net income and comprehensive income was $7.11 million and $3.13 million for the three months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 and 1999, total net income and comprehensive income was $13.49 million and $5.58 million, respectively.

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

     Consumer Healthcare - The Company offers the AZO line of products which includes OTC ("over-the-counter") female urinary tract discomfort products and home medical diagnostic kits; and, until September 2000, was a distributor of private-label and branded digital thermometers. In September 2000, the Company sold certain assets of its Consumer Healthcare segment. (See Note 14 for information on the sale.)

     Depreciation and amortization expense attributable to the Company's corporate headquarters are allocated to the operating segments according to the segment's relative percentage of total revenue. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Information concerning the operations in these reportable segments is as follows:

                                             Three months ended                      Six months ended
                                        Sept. 30,           Sept. 30,          Sept. 30,           Sept. 30,
(In thousands)                            2000                1999               2000                1999
                                        ---------           ---------          ---------           ---------
NET REVENUES:
Chronic Care                            $  40,711           $  29,245          $  79,824           $  55,610
Professional Products                      10,500               2,587             19,620               4,873
Consumer Healthcare                         3,258               4,087              6,195               7,016
                                        ---------           ---------          ---------           ---------
Total                                   $  54,469           $  35,919          $ 105,639           $  67,499
                                        ---------           ---------          ---------           ---------


DEPRECIATION AND AMORTIZATION:
Chronic Care                            $   3,661           $   2,291          $   6,987           $   4,297
Professional Products                       2,252                 531              4,000               1,048
Consumer Healthcare                            11                  16                 26                  31
                                        ---------           ---------          ---------           ---------
Total                                   $   5,924           $   2,838          $  11,013           $   5,376
                                        ---------           ---------          ---------           ---------

INCOME BEFORE INCOME TAXES:
Chronic Care                            $   9,113           $   4,131          $  15,968           $   6,988
Professional Products                       3,355                 240              6,382                 808
Consumer Healthcare                        (1,126)                715               (838)              1,280
                                        ---------           ---------          ---------           ---------
Total                                   $  11,342           $   5,086          $  21,512           $   9,076
                                        ---------           ---------          ---------           ---------



                                        Sept. 30,           March 31,
                                          2000                2000
                                        ---------           ---------
SEGMENT ASSETS:
Chronic Care                             $ 91,340            $ 81,513
Professional Products                      52,017              44,384
Consumer Healthcare                         3,020               6,504
Corporate Headquarters                     45,185              43,195
                                         --------            --------
Total                                    $191,562            $175,596
                                         --------            --------

11. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative and Certain Hedging Activities, an Amendment of SFAS No. 133". This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. We will adopt SFAS No. 133, as amended, in 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. We have determined that SAB 101 will result in a deferral of revenue recognition for products shipped to new customers from whom the Company has not yet received a written Authorization of Benefits form, which is required to bill Medicare and other third-party payers. The Company will record the cumulative effect, if any, of this change in accounting principle as of April 1, 2000. PolyMedica and its independent accountants are continuing to review whether the implementation of SAB 101 will have a material effect on the Company's net financial results.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial position or results of operations.

12. As of September 30, 2000, the Company had no outstanding balance under its existing $10.0 million revolving credit facility. Under this facility, the Company is required to be in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 9.50% as of September 30, 2000.

13. In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. In the three months ended September 30, 2000, 20,000 shares were repurchased under this program for $766,000.

14. In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. The transaction resulted in an immaterial loss which was included in Other expense on the Company's Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

     PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes and adult nutrition supplies through our Chronic Care segment. Our AZO brand holds a leading position in the over-the-counter urinary health market. We distribute AZO female urinary discomfort and similar AZO products to food and drug retailers nationwide, through our Consumer Healthcare segment. We also market, manufacture and distribute a broad line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment.

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

     We have over 500,000 customer records in our database and over 280,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

     - providing mail order delivery of supplies direct to our customers' homes;

     -    billing Medicare and/or private insurance directly;

     -    providing 24-hour telephone support to customers; and

     - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

     In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 280,000 active Medicare-eligible diabetes customers, we serve approximately 4.4% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

     In the quarter ended March 31, 2000, we commenced marketing studies and began shipping products in the adult nutrition market. After analyzing early experience in the adult nutrition market, we have concluded that it does not meet our business model requirements. We will stop shipping adult nutrition products in the quarter ending December 31, 2000.

Professional Products

     We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a broad line of prescription urological and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver prescription respiratory supplies to customers' homes and bill Medicare and private insurance directly for reimbursable supplies. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. In 1998, Medicare expenditures for two key drugs for the treatment of respiratory disease, albuterol and ipratropium, were in excess of $400 million. As of September 30, 2000, we had over 20,000 active customers for our respiratory disease supplies.

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

Consumer Healthcare

     Our Consumer Healthcare products are focused on female urinary tract discomfort. Three of our products include AZO-STANDARD(R), which provides relief from urinary tract discomfort, AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE(TM) and AZO CONFIDENCE(TM). AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST(TM) and AZO PMS(TM) were introduced in the year ended March 31, 2000, which serve to provide relief from yeast infections and pre-menstrual syndrome, respectively.

     In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. The transaction resulted in an immaterial loss which was included in Other expense on the Company's Consolidated Statements of Operations.

Growth Strategy

     Our growth strategy includes the following elements:

     - continue growth in our Chronic Care and Professional Products segments by expanding our customer base;

     -    expand non-Medicare initiatives; and

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

     We operate from manufacturing or distribution facilities located in Massachusetts and Florida. Virtually all of our product sales are denominated in U.S. dollars.

     Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Total net revenues increased by 51.6% to $54.47 million in the three months ended September 30, 2000 as compared with $35.92 million in the three months ended September 30, 1999. This increase is primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 39.2% and 305.9%, respectively, in the three months ended September 30, 2000 as compared with the three months ended September 30, 1999. (See Note 10 for segment information.)

     Net revenues in the Chronic Care segment increased by 39.2% to $40.71 million in the three months ended September 30, 2000 as compared with $29.24 million in the three months ended September 30, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

     Net revenues from Professional Products increased 305.9% to $10.50 million in the three months ended September 30, 2000 as compared with $2.59 million in the three months ended September 30, 1999. This increase is mainly attributable to shipments of respiratory products in the three months ended September 30, 2000, due to new customer sales as a result of our direct-response advertising spending. Sales of respiratory products commenced in August 1999. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

     Net revenues from Consumer Healthcare products decreased 20.3% to $3.26 million in the three months ended September 30, 2000 as compared with $4.09 million in the three months ended September 30, 1999, as a result of declining revenues in our thermometry and compliance products business which was sold in September 2000. (See Note 14 for information on the sale.)

     Pretax income was $11.34 million in the three months ended September 30, 2000, a 123.0% increase as compared with $5.09 million in the three months ended September 30, 1999. This increase is primarily the result of greater net revenues and improved gross margins (see below), partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

     Our net income was $7.11 million, or $0.52 per diluted common share, for the three months ended September 30, 2000 as compared with $3.13 million, or $0.30 per diluted common share, in the three months ended September 30, 1999. Earnings per diluted common share increased 73.3% or $0.22 in the three months ended September 30, 2000 as compared with the three months ended September 30, 1999.

     As a percentage of total net revenues, overall gross margins were 64.0% in the three months ended September 30, 2000 and 57.9% in the three months ended September 30, 1999. Gross margins in the three months ended September 30, 2000 increased due to improved gross margins in the Chronic Care and Professional Products segments, resulting from favorable product mix and period promotional pricing from suppliers.

     As a percentage of total net revenues, selling, general and administrative expenses were 43.9% for the three months ended September 30, 2000 as compared with 42.4% for the three months ended September 30, 1999. Selling, general and administrative expenses increased by 57.2% in the three months ended September 30, 2000 to $23.93 million as compared with $15.23 million in the three months ended September 30, 1999. This increase is primarily attributable to increased advertising expense for our Chronic Care and Professional Products segments.

     Investment income increased by 565.5% to $732,000 in the three months ended September 30, 2000 as compared with $110,000 in the three months ended September 30, 1999, as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 86.4% to $79,000 in the three months ended September 30, 2000 as compared with $579,000 in the three months ended September 30, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

     Total net revenues increased by 56.5% to $105.64 million in the six months ended September 30, 2000 as compared with $67.50 million in the six months ended September 30, 1999. This increase is primarily the result of the growth in revenues from our Chronic Care and Professional Products segments, which increased 43.5% and 302.6%, respectively, in the six months ended September 30, 2000 as compared with the six months ended September 30, 1999. (See Note 10 for segment information.)

     Net revenues in the Chronic Care segment increased by 43.5% to $79.82 million in the six months ended September 30, 2000 as compared with $55.61 million in the six months ended September 30, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

     Net revenues from Professional Products increased 302.6% to $19.62 million in the six months ended September 30, 2000 as compared with $4.87 million in the six months ended September 30, 1999. This increase is mainly attributable to shipments of respiratory products in the six months ended September 30, 2000, due to new customer sales as a result of our direct-response advertising spending. Sales of respiratory products commenced in August 1999. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

     Net revenues from Consumer Healthcare products decreased 11.7% to $6.19 million in the six months ended September 30, 2000 as compared with $7.02 million in the six months ended September 30, 1999, as a result of declining revenues in our thermometry and compliance products business which was sold in September 2000. (See Note 14 for information on the sale.)

     Pretax income was $21.51 million in the six months ended September 30, 2000, a 137.0% increase as compared with $9.08 million in the six months ended September 30, 1999. This increase is primarily the result of greater net revenues and improved gross margins (see below), partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

     Our net income was $13.49 million, or $0.99 per diluted common share, for the six months ended September 30, 2000 as compared with $5.58 million, or $.55 per diluted common share, in the six months ended September 30, 1999. Earnings per diluted common share increased 80% or $.44 in the six months ended September 30, 2000 as compared with the six months ended September 30, 1999.

     As a percentage of total net revenues, overall gross margins were 63.7% in the six months ended September 30, 2000 and 57.3% in the six months ended September 30, 1999. Gross margins in the six months ended September 30, 2000 increased due to improved gross margins in the Chronic Care and Professional Products segments, resulting from favorable product mix and period promotional pricing from suppliers, partially offset by reduced gross margins in our Consumer Healthcare segment resulting from additional provisions for inventory obsolescence.

     As a percentage of total net revenues, selling, general and administrative expenses were 44.2% for the six months ended September 30, 2000 as compared with 42.4% for the six months ended September 30, 1999. Selling, general and administrative expenses increased by 63.5% in the six months ended September 30, 2000 to $46.73 million as compared with $28.59 million in the six months ended September 30, 1999. This increase is primarily attributable to increased advertising expense for our Chronic Care and Professional Products segments.

     Investment income increased by 587.5% to $1.37 million in the six months ended September 30, 2000 as compared with $199,000 in the six months ended September 30, 1999 as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 87.5% to $148,000 in the six months ended September 30, 2000 as compared with $1.18 million in the six months ended September 30, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

Liquidity and Capital Resources

     Since our inception, we have raised $109.34 million in gross equity capital through public offerings, including $55.88 million from the October 1999 sale of 2,629,599 shares of common stock.

     As of September 30, 2000, we had working capital of $74.09 million, including cash and cash equivalents and marketable securities of $40.56 million, which compares with working capital of $71.96 million, including cash and cash equivalents of $40.69 million, as of March 31, 2000.

     Net accounts receivable were $44.49 million and $39.76 million as of September 30 and March 31, 2000, respectively. The increase in net accounts receivable is primarily the result of record shipments in our Chronic Care and Professional Products segments. As of September 30, 2000, gross unbilled receivables included in overall gross accounts receivable of $56.54 million, were $17.88 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000.

     We incurred and capitalized direct-response advertising of $7.80 million and $4.65 million in the three months ended September 30, 2000 and 1999, respectively. We expense in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $4.63 million and $1.95 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended September 30, 2000 and 1999, respectively. A total of $16.32 million and $7.68 million of direct-response advertising was capitalized in the six months ended September 30, 2000 and 1999, respectively. A total of $8.51 million and $3.64 million was amortized and charged to selling, general and administrative expense for the six months ended September 30, 2000 and 1999, respectively.

     Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising. As of September 30 and March 31, 2000, accumulated amortization was $25.47 million and $16.96 million, which resulted in a net capitalized direct-response advertising asset of $35.90 million and $28.08 million, respectively.

     In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. In the three months ended September 30, 2000, 20,000 shares were repurchased under this program for $766,000.

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

Loss of use of manufacturing or data storage facilities would significantly reduce revenues and profits from our Consumer Healthcare and Professional Products businesses

     We manufacture some of our Professional Products and many of our AZO products at our facility in Woburn, Massachusetts. In addition, we process and store most of our customer data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits will decrease significantly. We might also incur significant expense in remedying the problem or securing an alternative manufacturing or data storage source.

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

We could have difficulty selling our Consumer Healthcare and Professional Products if we cannot maintain and expand our sales to distributors

     We rely on third party distributors to market and sell our Consumer Healthcare and some of our Professional Products. Our sales of Consumer Healthcare and Professional Products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on September 14, 2000, the following proposals were considered:

Proposal
--------                                            For                Against               Abstain
                                                    ---                -------               -------
Election of Directors:
 Daniel S. Bernstein, M.D                       12,085,347                                    225,362(1)
 Peter K. Hoffman                                9,152,833                                  3,157,876(1)

To approve an amendment to the
   Articles of Organization increasing
   the number of authorized shares
   of common stock and preferred
   stock                                         4,919,840           5,639,859                 25,471

To approve the adoption of
   the Company's 2000 Stock
   Incentive Plan, authorizing the
   issuance of up to 1,200,000
   shares of common stock                        8,510,007           2,038,852                 36,311

Ratification of
    PricewaterhouseCoopers LLP
    as the Company's independent
    public accountants                          12,270,425              31,584                  8,700

----------------------

(1)  Represents votes "withheld" from each respective director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report and incorporated herein by reference.
(b) There were no reports on Form 8-K filed during the three months ended September 30, 2000.

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



Dated: November 14, 2000

                                  EXHIBIT INDEX


Exhibit                               Description
-------                               -----------

10.66 -   Employment Agreement by and between the Registrant and Steven J. Lee dated
          September 1, 2000.
10.67 -   Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 2000.
10.68 -   Employment Agreement by and between the Registrant and Eric G. Walters dated
          September 1, 2000.
10.69 -   Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 1, 2000.
10.70 -   Retention Agreement by and between the Registrant and Steven J. Lee dated
          September 1, 2000.
10.71 -   Retention Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 2000.
10.72 -   Retention Agreement by and between the Registrant and Eric G. Walters dated
          September 1, 2000.
10.73 -   Retention Agreement by and between the Registrant and Warren K. Trowbridge dated September 1, 2000.
27.1  -   Financial Data Schedule - Six Months Ended September 30, 2000.