Form 10-Q
period 2000-12-31
POLYMEDICA CORP
filed 2001-02-14
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

     The total number of shares of the registrant's Common Stock issued as of February 13, 2001, was 13,275,993, which includes 101,201 shares held in treasury.

                             POLYMEDICA CORPORATION

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----

PART I  -         FINANCIAL INFORMATION

Item 1  -         Unaudited Financial Statements

                  Consolidated Balance Sheets at
                           December 31, 2000 and March 31, 2000                3

                  Consolidated Statements of Operations
                           for the three and nine months ended
                           December 31, 2000 and 1999                          5

                  Consolidated Statements of Cash Flows
                           for the nine months ended
                           December 31, 2000 and 1999                          6

                  Notes to Consolidated Financial Statements                   7

Item 2  -         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

Item 3  -         Quantitative and Qualitative Disclosures About Market
                  Risk                                                        24

PART II -         OTHER INFORMATION

Item 1  -         Legal Proceedings                                           25

Item 4  -         Submission of Matters to a Vote of Security Holders         25

Item 6  -         Exhibits and Reports on Form 8-K                            25

Signatures                                                                    26


                         PART I - FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                           DECEMBER 31,
                                                              2000            MARCH 31,
                                                           (UNAUDITED)          2000
                                                           -----------        ---------
ASSETS

Current assets:
      Cash and cash equivalents                             $ 40,313          $ 40,687
      Accounts receivable (net of allowances of
         $12,045 and $10,745 as of December 31 and
         March 31, 2000, respectively)                        46,073            39,763
      Inventories                                             13,027             8,979
      Deferred tax asset                                       4,389             4,389
      Prepaid expenses and other
         current assets                                        1,429               905
                                                            --------          --------

              Total current assets                           105,231            94,723

Property, plant and equipment, net                            20,664            16,557
Intangible assets, net                                        33,292            35,000
Direct response advertising, net                              37,544            28,078
Other assets                                                   2,426             1,238
                                                            --------          --------

              Total assets                                  $199,157          $175,596
                                                            ========          ========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                         DECEMBER 31,
                                                                            2000              MARCH 31,
                                                                         (UNAUDITED)            2000
                                                                         ------------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $ 12,287            $ 14,082
    Accrued expenses                                                        14,211               8,118
    Current portion of long-term debt and capital lease
       obligations                                                             575                 564
                                                                          --------            --------

              Total current liabilities                                     27,073              22,764

Long-term debt and capital lease obligations                                 1,099               2,768
Deferred income taxes                                                       13,914              13,914
Other long-term liabilities                                                  1,152                  --
                                                                          --------            --------

              Total liabilities                                             43,238              39,446

Commitments

Shareholders' equity:
      Preferred stock $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                                  --                  --
      Common stock $.01 par value; 50,000,000 shares
        authorized; 13,275,993 and 13,108,667 issued
        as of December 31 and March 31, 2000,
        respectively                                                           133                 131
      Treasury stock, at cost, (102,000 and 2,203 shares as
        of December 31 and March 31, 2000, respectively)                    (3,067)                (68)
      Additional paid-in capital                                           114,877             113,488
      Retained earnings                                                     43,976              22,599
                                                                          --------            --------

              Total shareholders' equity                                   155,919             136,150
                                                                          --------            --------

              Total liabilities and shareholders' equity                  $199,157            $175,596
                                                                          ========            ========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     DEC. 31,    DEC. 31,      DEC. 31,     DEC. 31,
                                                       2000        1999          2000         1999
                                                     --------    --------      --------     --------

Net revenues                                         $56,826      $42,437      $162,465      $109,936

Cost of sales                                         19,228       17,569        57,566        46,422
                                                     -------      -------      --------      --------

Gross margin                                          37,598       24,868       104,899        63,514

Selling, general and administrative
  expenses                                            25,524       17,303        72,257        45,890
                                                     -------      -------      --------      --------

Income from operations                                12,074        7,565        32,642        17,624

Other income and expense:
   Investment income                                     737          487         2,103           686
   Interest expense                                      (51)        (101)         (199)       (1,283)
   Other income and expense                             (178)          --          (452)           --
                                                     -------      -------      --------      --------
                                                         508          386         1,452          (597)

Income before income taxes                            12,582        7,951        34,094        17,027
Income tax provision                                   4,693        3,061        12,717         6,555
                                                     -------      -------      --------      --------

Income before extraordinary loss                       7,889        4,890        21,377        10,472

Extraordinary loss on retirement of debt, net of
    related taxes                                         --       (1,332)           --        (1,332)
                                                     -------      -------      --------      --------

Net income                                           $ 7,889      $ 3,558      $ 21,377      $  9,140
                                                     =======      =======      ========      ========

Net income per weighted average share:

    Basic, before extraordinary loss on
        retirement of debt                           $   .60      $   .38      $   1.62      $   1.00
    Basic                                            $   .60      $   .28      $   1.62      $    .88

    Diluted, before extraordinary loss on
        retirement of debt                           $   .58      $   .37      $   1.57      $    .94
    Diluted                                          $   .58      $   .27      $   1.57      $    .82

    Weighted average shares, basic                    13,214       12,762        13,176        10,437

    Weighted average shares, diluted                  13,643       13,192        13,627        11,190


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       NINE MONTHS ENDED DEC. 31,
                                                                           2000          1999
                                                                         --------      --------

Cash flows from operating activities:
    Net income                                                           $ 21,377      $  9,140
    Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                       3,839         2,710
        Amortization of direct-response advertising                        13,737         6,170
        Direct-response advertising                                       (23,203)      (12,702)
        Extraordinary loss on retirement of debt                               --         2,165
        Provision for inventory obsolescence                                1,240           252
        Provision for bad debts                                            12,299         7,536
        Provision for sales allowances                                      9,129         6,448
        Loss on investments                                                   357            --
        Changes in assets and liabilities:
           Accounts receivable                                            (27,738)      (16,162)
           Inventories                                                     (6,685)       (1,214)
           Prepaid expenses and other assets                                  359        (1,314)
           Accounts payable                                                (1,795)       (3,066)
           Accrued expenses                                                 7,472         6,834
                                                                         --------      --------

                Total adjustments                                         (10,989)       (2,343)
                                                                         --------      --------

                Net cash flows from operating activities                   10,388         6,797
                                                                         --------      --------

Cash flows from investing activities:
    Investment in other assets                                               (200)           --
    Proceeds from sale of certain assets                                      400            --
    Purchase of property, plant and equipment                              (6,305)       (4,787)
                                                                         --------      --------

                Net cash flows from investing activities                   (6,105)       (4,787)
                                                                         --------      --------

Cash flows from financing activities:
    Net proceeds from secondary offering                                       --        52,205
    Proceeds from issuance of common stock                                  2,224         2,139
    Repurchase of common stock                                             (3,831)           --
    Contributions to deferred compensation plan                            (1,277)           --
    Reduction of obligations under capital leases                            (391)           --
    Repayment of senior debt and notes payable                             (1,382)      (19,606)
    Premium paid on debt extinguishments                                       --        (1,806)
    Repayment of line of credit                                                --        (4,000)
    Repayment of officer notes receivable                                      --            68
                                                                         --------      --------

                Net cash flows from financing activities                   (4,657)       29,000
                                                                         --------      --------

                Net increase/(decrease) in cash and cash equivalents         (374)       31,010

                Cash and cash equivalents at beginning of period           40,687        10,191
                                                                         --------      --------
                Cash and cash equivalents at end of period               $ 40,313      $ 41,201
                                                                         ========      ========

    Supplemental disclosure of cash flow information:
    Receipt of notes receivable from sale of certain assets              $  1,213            --
    Assets purchased under capital leases                                     116            --


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and its unaudited Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2000.

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

2. Included in other assets is restricted cash of $1.28 million and $0 as of December 31 and March 31, 2000, respectively, which represents amounts set aside by the Company under 401(k) Shadow and Pension Plans. The related liability is included in other long-term liabilities.

3.   Inventories consist of the following:
     (In thousands)

                                    Dec. 31,         March 31,
                                      2000             2000
                                    -------          -------

           Raw materials            $   388          $  848
           Work in process              592             505
           Finished goods            12,047           7,626
                                    -------          ------
                                    $13,027          $8,979
                                    =======          ======


4. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $6.88 million and $5.02 million in the three months ended December 31, 2000 and 1999, respectively. The Company expenses in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $5.23 million and $2.53 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended December 31, 2000 and 1999, respectively. A total of $23.20 million and $12.70 million of direct-response advertising was capitalized in the nine months ended December 31, 2000 and 1999, respectively. A total of $13.74 million and $6.17 million was amortized and charged to selling, general and administrative expense for the nine months ended December 31, 2000 and 1999, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

5. Sales allowances are recorded for estimated product returns using historical return data and are recorded as a reduction of revenue. These allowances are adjusted quarterly to reflect actual returns and trends. During the three months ended December 31, 2000 and 1999, the Company provided for sales allowances at a rate of approximately 4.9% and 5.7% of gross sales, respectively. During the nine months ended December 31, 2000 and 1999, the Company provided for sales allowances at a rate of approximately 5.3% and 5.5% of gross sales, respectively.

6. Approximately $40.91 million and $27.99 million of revenues for the three months ended December 31, 2000 and 1999, respectively, were billed to Medicare on behalf of the Company's customers for products and services provided by the Company to Medicare beneficiaries. For the nine months ended December 31, 2000 and 1999, respectively, $116.04 million and $68.26 million of revenues were billed to Medicare on behalf of the Company's customers for products and services provided by the Company to Medicare beneficiaries.

7. The Company has historically recognized revenue after receipt of a customer order and shipment of the related product has taken place. As of December 31, 2000, gross unbilled receivables for products shipped, included in gross accounts receivable of $58.12 million, were $16.72 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000. Approximately $13.35 million and $15.62 million of the total unbilled receivable balances as of December 31 and March 31, 2000, respectively, represent amounts to be billed to Medicare. Unbilled receivables generally arise when the Company has shipped products pursuant to customer orders, however, the required documentation to bill Medicare or other third party payers has not been accumulated. (See Note 11.)

8.   Calculations of earnings per share are as follows:

(In thousands, except per share data)                                Three Months Ended                 Nine Months Ended
                                                                  Dec. 31,         Dec. 31,         Dec. 31,         Dec. 31,
                                                                    2000             1999             2000             1999
                                                                  --------         --------         --------         --------

Net income                                                        $ 7,889          $ 3,558          $21,377          $ 9,140

BASIC:
Weighted average common stock outstanding, net of
     treasury stock, end of period                                 13,214           12,762           13,176           10,437
Net income per common share, basic                                $   .60          $   .28          $  1.62          $   .88
                                                                  =======          =======          =======          =======

DILUTED:
Weighted average common stock outstanding, net of
     treasury stock, end of period                                 13,214           12,762           13,176           10,437
Weighted average common stock equivalents                             429              430              451              753
                                                                  -------          -------          -------          -------
Weighted average common stock and common stock
     equivalents outstanding, net of treasury stock, end
     of period
                                                                   13,643           13,192           13,627           11,190
Net income per common share, diluted                              $   .58          $   .27          $  1.57          $   .82
                                                                  =======          =======          =======          =======

     Options to purchase 652,500 and 209,000 shares of common stock were outstanding during the three months ended December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. During the nine months ended December 31, 2000 and 1999, options to purchase 0 and 234,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

9. The Company's total net income and comprehensive income was $7.89 million and $3.56 million for the three months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000 and 1999, total net income and comprehensive income was $21.38 million and $9.14 million, respectively.

10.  The Company has three reportable segments:

     Chronic Care - The Company sells diabetes supplies and related products, and until November 2000, sold adult nutrition supplies through its Chronic Care segment. It offers a wide array of diabetes products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

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

     Depreciation and amortization expense attributable to the Company's corporate headquarters is allocated to the operating segments according to the segment's relative percentage of total revenue. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. Information concerning the operations in these reportable segments is as follows:

                                                Three months ended                   Nine months ended
                                             Dec. 31,         Dec. 31,          Dec. 31,         Dec. 31,
(In thousands)                                 2000             1999              2000             1999
                                             --------         --------          --------         --------
NET REVENUES:
Chronic Care                                  $43,389          $34,063          $123,213         $ 89,673
Professional Products                          11,712            4,650            31,332            9,524
Consumer Healthcare                             1,725            3,724             7,920           10,739
                                              -------          -------          --------         --------
Total                                         $56,826          $42,437          $162,465         $109,936
                                              =======          =======          ========         ========

DEPRECIATION AND AMORTIZATION:
Chronic Care                                  $ 3,831          $ 2,569          $ 10,818         $  6,866
Professional Products                           2,732              915             6,732            1,963
Consumer Healthcare                                --               19                26               51
                                              -------          -------          --------         --------
Total                                         $ 6,563          $ 3,503          $ 17,576         $  8,880
                                              =======          =======          ========         ========

INCOME BEFORE INCOME TAXES:
Chronic Care                                  $ 8,788          $ 5,928          $ 24,756         $ 12,914
Professional Products                           2,962            1,346             9,344            2,157
Consumer Healthcare                               832              677                (6)           1,956
                                              -------          -------          --------         --------
Total                                         $12,582          $ 7,951          $ 34,094         $ 17,027
                                              =======          =======          ========         ========

                                             Dec. 31,         March 31,
                                               2000             2000
                                             --------         ---------
SEGMENT ASSETS:
Chronic Care                                 $ 96,844         $ 81,513
Professional Products                          55,461           44,384
Consumer Healthcare                             1,991            6,504
Corporate Headquarters                         44,861           43,195
                                             --------         --------
Total                                        $199,157         $175,596
                                             ========         ========

11. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative and Certain Hedging Activities, an Amendment of SFAS No. 133". This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The Company has determined that SAB 101 will result in a change in the timing of revenue recognition for products shipped to customers who have placed orders, but from whom the Company has not yet received a written Authorization of Benefits form and Doctor's Order which are required to bill Medicare and other third-party payers. The Company will record the cumulative effect of this change in accounting principle as of April 1, 2000 in its Annual Report on Form 10-K for the year ended March 31, 2001. The Company expects that revenue for the fiscal year ended March 31, 2001 to be reported under SAB 101 will not be materially different than revenue that would be reported for the same period under the Company's existing revenue recognition policy.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial position or results of operations.

12. As of December 31, 2000, the Company had no outstanding balance under its existing $10.0 million revolving credit facility. Under this facility, the Company is required to be in compliance with certain financial covenants. The interest rate is tied to the Company's funded debt to EBITDA ratio and was 8.50% as of December 31, 2000.

13. In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. In the three months ended December 31, 2000, 102,000 shares were repurchased under this program for $3.06 million. In the nine months ended December 31, 2000, 122,000 shares were repurchased for $3.83 million.

14. In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. The transaction resulted in an immaterial loss which was included in other income and expense on the Company's consolidated statements of operations.

15. In November 2000, the Company filed an amendment to a shelf registration statement it had originally filed in April 2000, to enable it to offer from time to time, shares of its common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of February 12, 2001.

16. On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and its Liberty Medical Supply division. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Securities Exchange Act of 1934. The Court has not yet ruled on this motion. The Company and the other defendant are scheduled to respond to the Complaints on or before March 20, 2001. The Company believes it has meritorious defenses to the claims made in the Bowe and Trust Advisors Complaints and intends to contest these Complaints vigorously. The Company has not, to date, been contacted by the FBI about an investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

     PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes and related products, and until November 2000, sold adult nutrition supplies through our Chronic Care segment. Our AZO brand holds a leading position in the over-the-counter urinary health market. We distribute AZO female urinary discomfort and similar AZO products to food and drug retailers nationwide, through our Consumer Healthcare segment. We also market, manufacture and distribute a broad line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment.

     SAB 101 and SAB 101B summarize certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. We have determined that SAB 101 will result in a change in the timing of revenue recognition for products shipped to customers who have placed orders, but from whom we have not yet received a written Authorization of Benefits form and Doctor's Order required to bill Medicare and other third-party payers. Historically, our policy was to recognize revenue upon the shipment of products.

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

Chronic Care

     We are a national direct-mail provider of diabetes and, until November 2000, sold adult nutrition supplies through our Chronic Care segment. Since acquiring Liberty Medical Supply, Inc. ("Liberty") in August 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment during each of the 2001, 2000, 1999, 1998 and 1997 fiscal years. We intend to continue this emphasis in the future.

     We have over 500,000 customer records in our database and over 295,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

     - providing mail order delivery of supplies direct to our customers' homes;

     -    billing Medicare and/or private insurance directly;

     -    providing 24-hour telephone support to customers; and

     - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

     In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 295,000 active Medicare-eligible diabetes customers, we serve approximately 4.7% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

     In the quarter ended March 31, 2000, we commenced marketing studies and began shipping products in the adult nutrition market. After analyzing early experience in the adult nutrition market, we concluded that it did not meet our business model requirements and in the quarter ended December 31, 2000, we ceased doing business in this market.

     Co-branding Agreement

     In the quarter ended December 31, 2000, we signed a co-branding agreement with Abbott Laboratories, Inc. This agreement covers sales to diabetics of Abbott's new MediSense "Optium" brand blood glucose meter also featuring "Liberty, Delivering Better Health" on its label. We began shipments in December 2000 of the co-branded blood glucose meters, featuring state-of-the-art biosensor technology, along with related test strips and control solutions to Liberty customers nationwide.

Professional Products

     We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a broad line of prescription urological and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver prescription respiratory supplies to customers' homes and bill Medicare and private insurance directly for reimbursable supplies. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. In 1998, Medicare expenditures for two key drugs for the treatment of respiratory disease, albuterol and ipratropium, were in excess of $400 million. As of December 31, 2000, we had approximately 25,000 active customers for our respiratory disease supplies.

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

     In September 2000, we sold certain assets of our thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, we received $300,000 in cash and a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. The transaction resulted in an immaterial loss which was included in other expense on our consolidated statements of operations.

Growth Strategy

     Our growth strategy includes the following elements:

     - continue growth in our Chronic Care and Professional Products segments by expanding our customer base and product offerings;

     -    expand non-Medicare initiatives; and

     -    add complementary products and businesses.

Other

     We do not believe our net product sales, in the aggregate, are subject to material seasonal fluctuations.

     In accordance with Statement of Position 93-7, direct-response advertising and associated costs for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     Pretax income was $12.58 million in the three months ended December 31, 2000, a 58.2% increase as compared with $7.95 million in the three months ended December 31, 1999. The Company's income before extraordinary loss on retirement of debt, increased by 61.3% to $7.89 million, or $0.58 per diluted common share, for the three months ended December 31, 2000, as compared with $4.89 million, or $0.37 per diluted common share, for the three months ended December 31, 1999. This increase is primarily the result of greater net revenues and improved gross margins (see below), partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

     Total net revenues increased by 33.9% to $56.83 million in the three months ended December 31, 2000 as compared with $42.44 million in the three months ended December 31, 1999. This increase is primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments which increased 27.4% and 151.8%, respectively, in the three months ended December 31, 2000 as compared with the three months ended December 31, 1999. (See Note 10 for segment information.)

     Net revenues in the Chronic Care segment increased by 27.4% to $43.39 million in the three months ended December 31, 2000 as compared with $34.06 million in the three months ended December 31, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

     Net revenues from Professional Products increased 151.8% to $11.71 million in the three months ended December 31, 2000 as compared with $4.65 million in the three months ended December 31, 1999. This increase is mainly attributable to shipments of respiratory products in the three months ended December 31, 2000, due to new customer sales as a result of our direct-response advertising spending. Sales of respiratory products commenced in August 1999. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

     Net revenues from Consumer Healthcare products decreased 53.7% to $1.73 million in the three months ended December 31, 2000 as compared with $3.72 million in the three months ended December 31, 1999, primarily as a result of the sale of our thermometry and compliance products business in September 2000. (See Note 14 for information on the sale.)

     As a percentage of total net revenues, overall gross margins were 66.2% in the three months ended December 31, 2000 and 58.6% in the three months ended December 31, 1999. Gross margins in the three months ended December 31, 2000 increased due to improved gross margins in the Chronic Care and Professional Products segments, resulting from favorable product mix and period promotional pricing from suppliers.

     As a percentage of total net revenues, selling, general and administrative expenses were 44.9% for the three months ended December 31, 2000 as compared with 40.8% for the three months ended December 31, 1999. Selling, general and administrative expenses increased by 47.5% in the three months ended December 31, 2000 to $25.52 million as compared with $17.30 million in the three months ended December 31, 1999. This increase is primarily attributable to increased advertising expense for our Chronic Care and Professional Products segments.

     Investment income increased by 51.3% to $737,000 in the three months ended December 31, 2000 as compared with $487,000 in the three months ended December 31, 1999, as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 49.9% to $51,000 in the three months ended December 31, 2000 as compared with $101,000 in the three months ended December 31, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

     Pretax income was $34.09 million in the nine months ended December 31, 2000, a 100.2% increase as compared with $17.03 million in the nine months ended December 31, 1999. The Company's income before extraordinary loss on retirement of debt, increased by 104.2% to $21.38 million, or $1.57 per diluted common share, for the nine months ended December 31, 2000, as compared with $10.47 million, or $0.94 per diluted common share, for the nine months ended December 31, 1999. This increase is primarily the result of greater net revenues and improved gross margins (see below), partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

     Total net revenues increased by 47.8% to $162.46 million in the nine months ended December 31, 2000 as compared with $109.94 million in the nine months ended December 31, 1999. This increase is primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments, which increased 37.4% and 229.0%, respectively, in the nine months ended December 31, 2000 as compared with the nine months ended December 31, 1999. (See Note 10 for segment information.)

     Net revenues in the Chronic Care segment increased by 37.4% to $123.21 million in the nine months ended December 31, 2000 as compared with $89.67 million in the nine months ended December 31, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

     Net revenues from Professional Products increased 229.0% to $31.33 million in the nine months ended December 31, 2000 as compared with $9.52 million in the nine months ended December 31, 1999. This increase is mainly attributable to shipments of respiratory products in the nine months ended December 31, 2000, due to new customer sales as a result of our direct-response advertising spending. Sales of respiratory products commenced in August 1999. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

     Net revenues from Consumer Healthcare products decreased 26.2% to $7.92 million in the nine months ended December 31, 2000 as compared with $10.74 million in the nine months ended December 31, 1999, primarily as a result of the sale of our thermometry and compliance products business in September 2000. (See
Note 14 for information on the sale.)

     As a percentage of total net revenues, overall gross margins were 64.6% in the nine months ended December 31, 2000 and 57.8% in the nine months ended December 31, 1999. Gross margins in the nine months ended December 31, 2000 increased due to improved gross margins in the Chronic Care and Professional Products segments, resulting from favorable product mix and period promotional pricing from suppliers, partially offset by reduced gross margins in our Consumer Healthcare segment resulting from additional provisions for inventory obsolescence.

     As a percentage of total net revenues, selling, general and administrative expenses were 44.5% for the nine months ended December 31, 2000 as compared with 41.7% for the nine months ended December 31, 1999. Selling, general and administrative expenses increased by 57.5% in the nine months ended December 31, 2000 to $72.26 million as compared with $45.89 million in the nine months ended December 31, 1999. This increase is primarily attributable to increased advertising expense for our Chronic Care and Professional Products segments.

     Investment income increased by 206.7% to $2.10 million in the nine months ended December 31, 2000 as compared with $686,000 in the nine months ended December 31, 1999 as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 84.5% to $199,000 in the nine months ended December 31, 2000 as compared with $1.28 million in the nine months ended December 31, 1999, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 to the John Hancock Mutual Life Insurance Company.

Liquidity and Capital Resources

     Since our inception, we have raised $109.34 million in gross equity capital through public offerings, including $55.88 million from the October 1999 sale of 2,629,599 shares of common stock.

     As of December 31, 2000, we had working capital of $78.16 million, including cash and cash equivalents of $40.31 million, which compares with working capital of $71.96 million, including cash and cash equivalents of $40.69 million, as of March 31, 2000.

     Net accounts receivable were $46.07 million and $39.76 million as of December 31 and March 31, 2000, respectively. The increase in net accounts receivable is primarily the result of record shipments in our Chronic Care and Professional Products segments. As of December 31, 2000, gross unbilled receivables included in overall gross accounts receivable of $58.12 million, were $16.72 million as compared with $20.16 million included in gross accounts receivable of $50.51 million as of March 31, 2000.

     We incurred and capitalized direct-response advertising of $6.88 million and $5.02 million in the three months ended December 31, 2000 and 1999, respectively. We expense in the period all other advertising that does not meet the requirements of SOP 93-7. A total of $5.23 million and $2.53 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended December 31, 2000 and 1999, respectively. A total of $23.20 million and $12.70 million of direct-response advertising was capitalized in the nine months ended December 31, 2000 and 1999, respectively. A total of $13.74 million and $6.17 million was amortized and charged to selling, general and administrative expense for the nine months ended December 31, 2000 and 1999, respectively.

     Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising. As of December 31 and March 31, 2000, accumulated amortization was $30.70 million and $16.96 million, which resulted in a net capitalized direct-response advertising asset of $37.54 million and $28.08 million, respectively.

     In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market. In the three months ended December 31, 2000, 102,000 shares were repurchased under this program for $3.06 million. In the nine months ended December 31, 2000, 122,000 shares were repurchased for $3.83 million.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and its Liberty Medical Supply division. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Securities Exchange Act of 1934. The Court has not yet ruled on this motion. The Company and the other defendant are scheduled to respond to the Complaints on or before March 20, 2001. The Company believes it has meritorious defenses to the claims made in the Bowe and Trust Advisors Complaints and intends to contest these Complaints vigorously. The Company has not, to date, been contacted by the FBI about an investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders held on November 28, 2000, the following proposal was approved:

PROPOSAL                                                      FOR                 AGAINST               ABSTAIN
--------                                                      ---                 -------               -------

To approve an amendment to
   the Articles of Organization
   increasing the number of authorized
   shares of Common Stock from
   20,000,00 to 50,000,000                                 10,063,746            1,943,736               25,244


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     There are no exhibits following this report.

(b)  REPORTS ON FORM 8-K

     Current report on Form 8-K dated December 14, 2000.

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


Dated: February 14, 2001