Form 10-K405
period 2001-03-31
POLYMEDICA CORP
filed 2001-06-25
CIK 878748

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                           Commission File No. 0-19842

                             PolyMedica Corporation
             (Exact name of registrant as specified in its charter)

          Massachusetts                                           04-3033368
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

11 State Street, Woburn, Massachusetts                              01801
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (781) 933-2020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

                         Preferred Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

         The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $427,868,000 based on the closing price of the Common Stock as reported by The Nasdaq Stock Market on June 21, 2001.

         The number of shares issued of the registrant's class of Common Stock as of June 21, 2001 was 13,284,804, which includes 330,129 shares held in treasury.

         Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on September 13, 2001. The information required in response to Items 10 - 13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

General

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and related products through our Chronic Care segment. We provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") and also market, manufacture and distribute a line of prescription urological and suppository products through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide through our Consumer Healthcare segment.

Chronic Care

         We are a national, direct-mail provider of diabetes supplies and related products through our Chronic Care segment. We have a database of over 300,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic care diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare or private insurance directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 16.0 to 19.0 million people with diabetes, including at least 6.3 million seniors. With our database of over 300,000 active Medicare-eligible diabetes customers, we serve approximately 4.8% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours. Approximately 18.4% of seniors over age 65 have diabetes.

Professional Products

         We are a national, direct-mail provider of prescription respiratory supplies and also market, manufacture and distribute a line of prescription urological and suppository products under our own brands through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of March 31, 2001, we had over 25,000 active customers for our respiratory disease supplies. Our broad line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

Consumer Healthcare

         Our Consumer Healthcare division primarily sells over-the-counter female urinary discomfort products and, until September 2000, was a distributor of private-label and branded digital thermometers. We sell our urinary discomfort products for women under the AZO brand name and hold the number one position in this market for these types of products. We sell these products through an extensive network to large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States.

Business Strategies

         Our principal strategy is to leverage our technology-based operating platform and compliance management protocol to expand our business. This strategy includes the following elements:

         Continue growth in our Chronic Care and Professional Products businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty"), we have invested in an ongoing program of television advertising to reach a much larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have increased our active diabetes customers from approximately 17,000 to more than 300,000 customers and have over 25,000 active customers for our respiratory disease supplies. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our efficient mail-order distribution system and software for billing and customer monitoring. In addition, we have initiated a direct-to-consumer radio campaign, and are exploring other new ways to reach additional customers. To manage our growth effectively, we are expanding and upgrading our operations and information systems to continue our high level of customer service.

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

         Continue e-commerce marketing. We have enhanced our web sites to extend our product offerings into the e-commerce market. Seniors are one of the fastest growing segments of computer and Internet users.

Major Customers

         For the fiscal years ended March 31, 2001, 2000, and 1999, no customer represented more than 10% of our consolidated revenues. As of March 31, 2001 and 2000, the amount included in billed accounts receivable due from the Health Care Financing Administration of the United States government was $14.17 million and $12.26 million, respectively.

Major Products

         For the fiscal years ended March 31, 2001, 2000 and 1999, sales of diabetes test strips and related products represented more than 10% of the Company's consolidated net revenues, amounting to $165.50 million, $125.97 million, and $80.60 million respectively.

Sale of Certain Assets of Thermometry Business

         In September 2000, we sold certain assets of our thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid us $300,000 in cash and issued a promissory note in the face amount of $1.12 million at a 7% annual interest rate, maturing September 20, 2003. In March 2001, we accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

Sale of Wound Care Business

         In July 1997, we sold certain assets of our U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group Plc ("IT"), paid us $9.00 million in cash and issued us an unsecured promissory note in the face amount of $4.00 million. In consideration of the financial position of the borrower and unsecured nature of the promissory note, we recorded the value of the note as $0 on the date of the sale. In July 1998, we accepted $1.60 million as final settlement of this note and in our fiscal year ended March 31, 1999 includes $1.60 million of pretax gain on the sale of the wound care business as other income.

Patents and Trade Secrets

         We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production.

Manufacturing

         We manufacture in-house several established products, including AZO CRANBERRY(R), AQUACHLORAL(R), B&O(R), CYSTOSPAZ(R), AZO CONFIDENCE, AZO MENOPAUSE, AZO PMS, AZO YEAST, and URISED(R). Our state-of-the-art automated suppository machine forms, fills and seals automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency. We purchase certain of our Consumer Healthcare products from other manufacturers.

Government Regulation

         Medicare

         Medicare is a federally funded program that provides health insurance coverage for persons age 65 or older and for some disabled persons. Medicare provides reimbursement for many of the products that we sell. This portion of our business is therefore subject to extensive regulation. Medicare reimbursement payments are often lower than reimbursement payments of other third-party payers, such as traditional indemnity insurance companies. Effective July 1, 1998, testing supplies for Type II diabetics became reimbursable. In addition, effective October 1, 1998, Medicare reimbursement guidelines provided that quarterly orders of diabetes supplies to existing customers be verified before shipment and that all doctor's orders for supplies are valid for a period of six months. In addition, the regulations require that individuals with Type I diabetes who test more frequently than three times per day and individuals with Type II diabetes who test more frequently than one time per day, visit their physician every six months and maintain a 30-day log book to verify frequency of testing.

         We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our customers. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the Medicare fee schedule for approved diabetes testing and respiratory supplies, and we bill the remaining 20% of the Medicare Fee Schedule to either third-party payers or directly to customers. In the event that customers do not provide to us the documents required to bill Medicare, our customers are responsible for the full amounts due. In the year ended March 31, 2001, we provided 7.1% of net revenues, as an allowance for doubtful accounts. We exclude from revenue all amounts in excess of the Medicare Fee Schedule.

         The processing of third-party reimbursements is a labor-intensive effort, and delays in processing claims for reimbursement may increase working capital requirements. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration ("FDA"). Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement and other sanctions, including fines and loss of Medicare provider status. Routine Medicare document requests to date have not resulted in any significant adjustments.

         Pharmacy Licensing

         In general, our pharmacy operations are regulated by the State of Florida Board of Pharmacy and the statutes of the State of Florida where we are licensed to do business as a pharmacy. Many of the states into which we deliver pharmaceuticals have laws and regulations governing our activities, although they generally permit our pharmaceutical activities so long as they are permitted under the laws and regulations of Florida. Nevertheless, we have applied for pharmacy licenses in 40 states, have been granted pharmacy licenses in 38 of them as of May 31, 2001, and are awaiting decision in the remaining 2 states. An additional 10 states do not require non-resident pharmacy licenses. We believe that we are in compliance with the laws and regulations governing pharmaceutical activities in every state in which we deliver pharmaceuticals.

         General

         Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant. In addition, our manufacturing facility is subject to the Good Manufacturing Practices regulations of the United States Food and Drug

Administration. The FDA enforces these regulations through its plant inspection program. In addition, our drug products are subject to the requirements of the Food, Drug and Cosmetics Act and related regulations.

Competition

         We participate in highly competitive markets. Many of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. These competitors include:

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

Employees

         As of March 31, 2001, we had 1,043 full-time employees. We expect to employ additional personnel as we expand our operations. We believe that employee relations are good.

ITEM 2. PROPERTIES

         Our facilities are located in Woburn, Massachusetts and Port St. Lucie, Palm City and Stuart, Florida. Our corporate headquarters are located in Woburn in a 60,000 square foot facility which we own. We also own a 72,000 square foot facility in Port St. Lucie, Florida, which was purchased in May 1999, and we recently purchased land in Port St. Lucie County for construction of a new warehouse and respiratory facility. We also currently lease space in Palm City and Stuart, Florida.

         We believe that our existing facilities and those currently under construction are adequate for our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and its Liberty Medical Supply division ("Liberty"). On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Exchange Act. The Court has not yet ruled on this motion. The Company believes it has meritorious defenses to the claims made in the Bowe and Trust Advisors Complaints and intends to contest these Complaints vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers are as follows:


        Name                              Age                  Position
        ----                              ---                  --------
Steven J. Lee........................     54      Chairman and Chief Executive Officer
Arthur A. Siciliano, Ph.D............     58      President; President, PolyMedica Pharmaceuticals
                                                      (U.S.A.), Inc.
Eric G. Walters......................     49      Executive Vice President and Clerk
W. Keith Trowbridge..................     49      Vice President; President, Liberty Medical Supply, Inc.
Stephen C. Farrell...................     36      Chief Financial Officer

         Mr. Lee has been Chairman of the Company since June 1996 and Chief Executive Officer and a director of the Company since May 1990. Mr. Lee served as President of the Company from May 1990 through June 1996. From March 1990 to May 1990, Mr. Lee was a Manager in the Mergers and Acquisitions practice at Coopers & Lybrand. From November 1987 to March 1990, Mr. Lee was President and a director of Shawmut National Ventures, the venture capital division of Shawmut Bank, N.A. From 1984 to 1986, he was President, Chief Executive Officer and a director of RepliGen Corporation, a biotechnology company. Mr. Lee also spent eleven years in venture capital as President of Venture Management Advisors and at Bankers Trust Company. Mr. Lee currently serves as a director of Commonwealth BioVentures, Inc., Fibersense Technology Corporation, ICN Pharmaceuticals, Inc. and Kensey Nash Corporation.

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

         Mr. Walters who has served as the Company's Chief Financial Officer since 1990, was promoted to Executive Vice President effective May 2001. He is responsible for managing the Company's finance, investor communications and compliance functions. From 1987 to 1990, Mr. Walters served in various positions at John Hancock Capital Growth Management, Inc., most recently as Assistant Treasurer. From 1983 to 1987, Mr. Walters served as Controller of Venture Founders Corporation and from 1979 to 1983, he was employed at Coopers & Lybrand, most recently as an Audit Supervisor. Mr. Walters is a Certified Public Accountant.

         Mr. Trowbridge joined the Company in February 1999 as Chief Operating Officer of Liberty Medical Supply, Inc. ("Liberty"). On May 1, 1999, he was appointed President of Liberty and was also elected Vice President of PolyMedica Corporation. From December 1997 to February 1999, he served as President; and from November 1994 to December 1997 he served as Executive Vice President of U.S. Operations for Transworld Healthcare, Inc. an international healthcare company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and CEO of Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

         Mr. Farrell who has served as the Company's Treasurer since 1999, was promoted to Chief Financial Officer effective May 2001. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers, most recently as a Senior Manager of the high technology team. A graduate of Harvard University, Mr. Farrell holds an MBA from the University of Virginia and is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         At March 31, 2001, our Common Stock was held by 594 holders of record. We believe that the actual number of beneficial owners of our Common Stock is substantially greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in "street name". Our Common Stock is traded on the Nasdaq National Market under the symbol "PLMD".

         The following table sets forth the high and low sales price per share of Common Stock on the Nasdaq National Market:


                                           Fiscal Year 2001
                                           ----------------
                                         High            Low
                                         ----            ---
              1st Quarter               $57.69         $25.94
              2nd Quarter                47.88          33.63
              3rd Quarter                58.25          22.81
              4th Quarter                44.00          17.00


                                           Fiscal Year 2000
                                           ----------------
                                         High            Low
                                         ----            ---
              1st Quarter               $11.13         $ 7.50
              2nd Quarter                30.94           9.69
              3rd Quarter                24.88          14.69
              4th Quarter                59.00          19.50

         We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain our earnings to finance the growth of our business.


ITEM 6. SELECTED FINANCIAL DATA

        Income before extraordinary item, the gain on sale of wound care, and the cumulative effect of a change in accounting principle data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate the Company's financial performance. Income before extraordinary item, the gain on sale of wound care, and the cumulative effect of a change in accounting principle does not represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

                                                                 (In thousands, except share and per share data)

Year Ended March 31,                                            2001       2000       1999       1998       1997
------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
    Net revenues                                              $220,046   $156,920   $104,825   $ 73,825   $ 30,453
    Income before extraordinary item, the
       gain on sale of wound care, and the cumulative
       effect of a change in accounting principle               29,660     16,455      6,668      4,883      2,322
    Net income                                                  22,734     15,119      7,644      7,619      2,322
    Income per weighted average share, diluted, before
       extraordinary item, the gain on sale of wound care,
       and the cumulative effect of a change in accounting
       principle                                              $   2.18   $   1.39   $    .68   $    .50   $    .27
    Net income per weighted average share, basic                  1.73       1.37        .86        .88        .28
    Net income per weighted average share, diluted                1.67       1.27        .78        .79        .27
    Weighted average shares, basic                              13,176     11,049      8,898      8,652      8,259
    Weighted average shares, diluted                            13,596     11,876      9,786      9,691      8,618

Pro forma amounts assuming retroactive application of
SAB 101(before cumulative effect of change in accounting
principle:
    Net income                                                $ 29,660   $ 13,371   $  6,185   $  4,957   $    297
    Net income per weighted average share, basic                  2.25       1.21        .70        .57        .04
    Net income per weighted average share, diluted                2.18       1.13        .63        .51        .03

Balance Sheet Data
    Cash and cash equivalents                                 $ 39,571   $ 40,687   $ 10,191   $  6,440   $ 11,028
    Total assets                                               201,564    175,596    112,939     92,401     75,233
    Total liabilities and minority interest                     42,914     39,446     49,894     39,473     31,861
    Total debt and obligations                                   3,164      3,332     24,666     22,906     25,476
    Shareholders' equity                                       158,650    136,150     63,045     52,928     43,372

         During the fourth quarter of fiscal year 2001, we implemented Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". Effective April 1, 2000, we recorded the cumulative effect of the change in accounting principle. See Note C in the financial statements.

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

         In the fiscal year ended March 31, 2000, net income included a $1.34 million loss, net of related taxes, or $0.12 per diluted weighted average share, related to the extraordinary loss on retirement of debt.

         During the fiscal year ended March 31, 2001, net income included a $6.93 million charge, net of related taxes, or $0.51 per diluted weighted average share, related to the cumulative effect of a change in accounting principle for the adoption of SAB 101. See Note C in the financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below in the section titled "Factors Affecting Future Operating Results" in this Annual Report on Form 10-K.

OVERVIEW

Business

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies through our Chronic Care segment. We also market, manufacture and distribute a line of prescription urological and suppository products and provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment.

         We recognize revenue upon shipment for product sales to customers who have placed orders, provided that we have received and verified the required written forms, such as an Authorization of Benefits form and Doctor's Order, to bill Medicare and other third-party payers prior to shipment. We record revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which we have not yet received a written Authorization of Benefits form and Doctor's Order, until the period in which those documents are received and verified. This policy represents a change as of April 1,

2000 from our previous policy of recognizing revenue, when third-party payers are involved, upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations have been received. The cumulative effect of this change in accounting principle resulted in a one-time charge of $6.93 million for the year ended March 31, 2001. Expense items include cost of sales and selling, general and administrative expenses.

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

Chronic Care

         We are a national direct-mail provider of diabetes supplies and related products through our Chronic Care segment. Since acquiring Liberty in August 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment in each of the years since.

         We have a database of over 300,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to homes of our customers and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare and/or private insurance directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 300,000 active Medicare-eligible diabetes customers, we serve approximately 4.8% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

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

         Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of March 31, 2001, we had over 25,000 active customers for our respiratory disease supplies.

Consumer Healthcare

         Our Consumer Healthcare products are focused on female urinary tract discomfort products and, until September 2000, included private-label and branded digital thermometers. In September 2000, we sold certain assets of our Consumer Healthcare segment, including its thermometry products. See Note D for information on the sale. The female urinary tract discomfort products include AZO-STANDARD, which provides relief from urinary tract discomfort, AZO-CRANBERRY, a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(TM), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE and AZO

CONFIDENCE. AZO MENOPAUSE offers relief from hot flashes and related symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST and AZO PMS were introduced in the year ended March 31, 2000, which serve to provide relief from yeast infections and pre-menstrual syndrome, respectively.

Growth Strategy

         Our growth strategy includes the following elements:

         - continue growth in our Chronic Care and Professional Products segment by expanding our customer base;

         -        continue e-commerce marketing; and

         -        add complementary products and businesses.

Recent Transactions

         On December 11, 2000, the Company filed Articles of Amendment to its Articles of Organization with the office of the Secretary of State of the Commonwealth of Massachusetts, increasing the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares. The Articles of Amendment were approved by the stockholders of the Company at a Special Meeting of Stockholders held on November 28, 2000.

         In January 2001, the Company launched a co-branding initiative with a benchmark agreement with Abbott Laboratories, Inc. that covers sales to diabetics of Abbott's "Optium" blood glucose monitor also featuring the Liberty trademark and logo. This agreement allows Liberty to sell a co-branded product to the non-Medicare marketplace and sets the stage for additional initiatives we are studying for chronic disease products and services.

         In May 2001, the Company reported the signing of a Product Supply Agreement with Paul Hartmann AG that provides the Company with glucose test strips and control solution from a Hartmann affiliate. PolyMedica will have exclusive consumer retail and direct-mail distribution rights in the United States and Canada to these products from one of Europe's leading consumer and institutional health care products companies. This agreement also states the intention of the parties to enter into a Joint Venture Agreement for the manufacture of products in the United States to be sold under our Liberty Medical Supply brand name.

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

         Direct-response advertising and associated costs related to our Professional Products segment for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight line basis over a two year period.

         Other advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

         We operate from manufacturing, distribution and research and development facilities located in Massachusetts and Florida. Virtually all of our product sales are denominated in U.S. dollars.

         Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

         Total net revenues increased by 40.2% to $220.05 million in the fiscal year ended March 31, 2001, as compared with $156.92 million in the fiscal year ended March 31, 2000. This increase is primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 32.4% and 164.6%, respectively, in the fiscal year ended March 31, 2001 as compared with the fiscal year ended March 31, 2000. See Note U in the financial statements for segment information.

         Pretax income was $47.30 million in the fiscal year ended March 31, 2001 as compared with $26.67 million in the fiscal year ended March 31, 2000. This 77.4% increase in pretax income is primarily the result of increased sales volume and improved gross margins (see below) partially offset by increased selling, general and administrative expenses.

         The provision for income taxes was $17.65 and $10.22 million in the fiscal years 2001 and 2000, which results in effective tax rates of 37.3% and 38.3% in fiscal years 2001 and 2000, respectively. The effective tax rates in fiscal years 2001 and 2000 were higher than the Federal U.S. statutory rate due primarily to state taxes and other permanent differences. We anticipate that the effective tax rate for fiscal year 2002 will be approximately 38.4%.

         Our net income was $22.73 million, or $1.67 per diluted common share, in the fiscal year ended March 31, 2001, as compared with $15.12 million, or $1.27 per diluted common share in the fiscal year ended March 31, 2000. Net income, excluding the $6.93 million cumulative effect of a change in accounting principle, net of related taxes, was $29.66 million, or $2.18 per diluted common share, for the fiscal year ended March 31, 2001, as compared with net income, excluding the $1.34 million extraordinary loss on debt extinguishment, net of related taxes, of $16.46 million, or $1.39 per diluted common share, for the fiscal year ended March 31, 2000.

         Net revenues in the Chronic Care segment increased by 32.4% to $166.77 million in the fiscal year ended March 31, 2001, as compared with $126.00 million in the fiscal year ended March 31, 2000. This growth was due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to increase in order to further the expansion of our Chronic Care segment.

         Net revenues from Professional Products increased 164.6% to $43.67 million in the fiscal year ended March 31, 2001, as compared with $16.50 million in the fiscal year ended March 31, 2000. This increase was mainly attributable to shipments of respiratory products for the fiscal year ended March 31, 2001, due to new customer sales as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to increase in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 33.3% to $9.61 million in the fiscal year ended March 31, 2001, as compared with $14.42 million in the fiscal year ended March 31, 2000, due in large part to the sale of certain assets of our thermometry business in September 2000.

         As a percentage of total net revenues, overall gross margins were 65.0% in the fiscal year ended March 31, 2001 and 58.9% in the fiscal year ended March 31, 2000. Gross margins in the fiscal year ended March 31, 2001 increased due to improved gross margins in the Chronic Care segment, resulting from favorable product mix, increased sales volume and ongoing price reductions from suppliers, as well as increased sales volume and improving margins in the Professional Products segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 44.3% for the fiscal year ended March 31, 2001 as compared with 41.8% for the fiscal year ended March 31, 2000. Selling, general and administrative expenses increased by 48.8% in the fiscal year ended March 31, 2001, to $97.55 million as compared with $65.56 million in the fiscal year ended March 31, 2000. This increase is primarily attributable to general and administrative expenses related to increased amortization of direct-response advertising of $10.57 million and increased bad debt provisions of $4.24 million.

         Investment income increased by 113.0% to $2.87 million in the fiscal year ended March 31, 2001, as compared with $1.35 million in the fiscal year ended March 31, 2000, as we earned interest on higher average cash balances primarily as a result of a full year of interest earned in fiscal 2001 on proceeds from our October 1999 secondary public offering. Interest expense decreased by 80.0% to $282,000 in the fiscal year ended March 31, 2001, as compared with $1.41 million in the fiscal year ended March 31, 2000, due to the

October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

         Total net revenues increased by 49.7% to $156.92 million in the fiscal year ended March 31, 2000, as compared with $104.83 million in the fiscal year ended March 31, 1999. This increase was primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 56.3% and 65.8%, respectively, in the fiscal year ended March 31, 2000, as compared with the fiscal year ended March 31, 1999. See Note U in the financial statements for segment information.

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

         The provision for income taxes was $10.22 and $4.87 million in the fiscal years 2000 and 1999, which results in effective tax rates of 38.3% and 38.9% in fiscal years 2000 and 1999, respectively. The effective tax rates in fiscal years 2000 and 1999 were higher than the Federal U.S. statutory rate due primarily to state taxes and other permanent differences.

         Our net income was $15.12 million, or $1.27 per diluted common share, in the fiscal year ended March 31, 2000, as compared with $7.64 million, or $0.78 per diluted common share, in the fiscal year ended March 31, 1999. Net income, excluding the $1.34 million extraordinary loss on debt extinguishment, net of related taxes, was $16.46 million, or $1.39 per diluted common share, in the fiscal year ended March 31, 2000 as compared with net income, excluding the $976,000 after tax gain from the sale of the wound care business, of $6.67 million, or $0.68 per diluted common share, in the fiscal year ended March 31, 1999.

         Net revenues in the Chronic Care segment increased by 56.3% to $126.00 million in the fiscal year ended March 31, 2000, as compared with $80.60 million in the fiscal year ended March 31, 1999. This growth is due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. In addition, in the fiscal year ended March 31, 2000, we experienced a full year of shipping to non-insulin dependent diabetics, a practice Medicare ruled allowable for reimbursement effective July 1, 1998.

         Net revenues from Professional Products increased 65.8% to $16.50 million in the fiscal year ended March 31, 2000, as compared with $9.95 million in the fiscal year ended March 31, 1999. This increase was mainly attributable to shipments of respiratory products for the fiscal year ended March 31, 2000, due to new customer sales as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products remained consistent, increasing by 1.0% to $14.42 million in the fiscal year ended March 31, 2000, as compared with $14.28 million in the fiscal year ended March 31, 1999.

         As a percentage of total net revenues, overall gross margins were 58.9% in the fiscal year ended March 31, 2000 and 52.7% in the fiscal year ended March 31, 1999. Gross margins in the fiscal year ended March 31, 2000 increased due to improved gross margins in the Chronic Care segment, resulting from favorable product mix, increased sales volume and higher volume discounts from suppliers, as well as increased sales volume and improving margins in the Professional Products segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 41.8% for the fiscal year ended March 31, 2000, as compared with 40.2% for the fiscal year ended March 31, 1999. Selling, general and administrative expenses increased by 55.4% in the fiscal year ended March 31, 2000 to $65.56 million, as compared with $42.19 million in the fiscal year ended March 31, 1999. This increase is primarily attributable to general and administrative expenses related to our expansion efforts.

         Investment income increased by 210.2% to $1.35 million in the fiscal year ended March 31, 2000, as compared with $434,000 in the fiscal year ended March 31, 1999, as we earned interest on higher average cash balances primarily as a result of proceeds from our October 1999 secondary public offering. Interest expense decreased by 44.8% to $1.41 million in the fiscal year ended March 31, 2000, as compared with $2.56 million in the fiscal year ended March 31, 1999, due to the October 1999 retirement of the Hancock Notes.

LIQUIDITY AND CAPITAL RESOURCES

         We have generated positive cash flow from operations in each of the last nine quarters and have reported positive annual cash flows from operations in each of the last 3 fiscal years, with $14.62 million, $10.08 million and $539,000 generated in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Our cash and cash equivalents balance decreased $1.12 million to $39.57 million as of March 31, 2001, due to cash used in investing and financing activities that offset cash flows generated from operations, as compared with $40.69 million as of March 31, 2000. Cash flows from operations of $14.62 million for the year ended March 31, 2001 were generated by net income of $22.73 million offset by cash used to fund certain areas of our operations, such as increasing inventory purchases to secure favorable pricing and increasing spending for direct-response advertising to further expand our customer base, both for diabetes testing and respiratory supplies.

         In the fiscal years ended March 31, 2001 and 2000, we used $7.74 million and $9.23 million of cash for investing activities, respectively. In the fiscal year ended March 31, 1999, we generated $123,000, due primarily to proceeds raised from the sale of the wound care business of $1.60 million. Gross property, plant and equipment purchases totaled $8.91 million and $9.08 million for the fiscal years ended March 31, 2001 and 2000, respectively, due to the expansion of our facilities and infrastructure, primarily the new Liberty facility in Port St. Lucie, Florida which we purchased in May 1999 and occupied in April 2000.

         In the fiscal year ended March 31, 2001, we used $8.00 million of cash for financing activities, $6.64 million of which was used to repurchase 237,000 shares of our common stock. In June 2000, our Board of Directors approved a 1,000,000 share repurchase program which allows us to repurchase shares in the open market. As of May 31, 2001, 362,000 shares have been repurchased under this program for $9.61 million. In the fiscal year ended March 31, 2000, $29.64 million of cash was generated from financing activities due primarily to $52.2 million of net proceeds raised in our October 1999 secondary offering partially offset by $19.62 million of cash used for the October 1999 repayment of the Hancock Notes. In the fiscal year ended March 31, 1999, $3.10 million of cash was generated from financing activities due primarily to borrowings from our line of credit of $4.00 million in the fiscal year ended March 31, 1999. Other financing activities included sales of common stock, repayments of capital lease obligations and funding of executive deferred compensation plans.

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

         In the year ended March 31, 2000, PolyMedica and selling shareholders issued to the public 2,629,599 and 700,401 shares of common stock, respectively, for cash of $21.25 per share. In connection with this offering, we paid underwriters a fee of $1.17 per share and incurred approximately $600,000 in legal, accounting, and other expenses. Our net proceeds from this offering, after deducting underwriting fees and expenses, were $52.2 million.

         In November 2000, we filed an amendment to a shelf registration statement we had originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of March 31, 2001.

         We believe that our cash and cash equivalents balance as of March 31, 2001 of $39.57 million, together with other sources of funds, including cash flow generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative and Certain Hedging Activities, an Amendment of SFAS No. 133". This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. We will adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has collected the required written forms, such as an Authorization of Benefits form and Doctor's Order, to bill Medicare and other third-party payers. See Note C in the financial statements.

         The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted common share, which was reported as of April 1, 2000 and is included in net income for the fiscal year ending March 31, 2001. The net impact for the fiscal year ended March 31, 2001 of the adoption of SAB 101 on revenues and operations before the cumulative effect of its adoption was not material. The results for the first three quarters of fiscal year ending March 31, 2001 have been adjusted in accordance with SAB 101.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future benefits from our advertising and promotional expenditures; statements regarding future net revenue levels; statements regarding product development, introduction and marketing; and statements regarding future acquisitions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

         Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies will depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement and other sanctions.

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

The profitability of our Chronic Care and Professional Products segments will decrease if we do not receive recurring orders from customers

         We generally incur losses and negative cash flow with respect to the first order from a new customer for Chronic Care products and respiratory products, included in our Professional Products segment, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

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

We could be liable for harm caused by products that we sell

         The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. While management believes that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.

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

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

         Many of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

We could have difficulty selling our Consumer Healthcare and Professional Products if we cannot maintain and expand our sales to distributors

         We rely on third party distributors to market and sell our Consumer Healthcare and Professional Products. Our sales of these products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

         Any change in existing accounting rules or business change that reduces revenue or earnings or that shortens or eliminates the amortization period of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

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

         -        amortization of substantial intangible assets;

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

Our stock price could be volatile, which could result in substantial changes in share price

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We own certain money market funds, mutual funds, and commercial paper that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                                                                                                               Page
                                                                                                               ----
                  1.       INDEX TO FINANCIAL STATEMENTS

                           Report of Independent Accountants                                                    19

                           Consolidated Balance Sheets as of March 31, 2001 and 2000                            20

                           Consolidated Statements of Operations for the years ended
                           March 31, 2001, 2000 and 1999                                                        21

                           Consolidated Statements of Shareholders' Equity for the years ended
                           March 31, 2001, 2000 and 1999                                                        22

                           Consolidated Statements of Cash Flows for the years ended
                           March 31, 2001, 2000 and 1999                                                        23

                           Notes to Consolidated Financial Statements                                           24

                  2.       FINANCIAL STATEMENT SCHEDULES

                           The following consolidated financial statement schedule is included in Item 14(d):
                           Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PolyMedica Corporation:

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note C to the consolidated financial statements, during the year ended March 31, 2001 the Company changed its method of recognizing revenue.


                                        /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
May 14, 2001

                             POLYMEDICA CORPORATION
               (In thousands, except share and per share amounts)


CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,       MARCH 31,
                                                                          2001            2000
                                                                       ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                          $   39,571      $   40,687
    Accounts receivable (net of allowances
       of $13,729 and $10,745 in 2001 and 2000, respectively)              31,969          39,763
    Inventories                                                            22,791           8,979
    Deferred tax asset                                                      9,558           4,389
    Prepaid expenses and other current assets                               1,073             905
                                                                       ----------      ----------

           Total current assets                                           104,962          94,723

Property, plant, and equipment, net                                        22,199          16,557
Intangible assets, net                                                     32,723          35,000
Direct response advertising, net                                           39,940          28,078
Other assets                                                                1,740           1,238
                                                                       ----------      ----------

           Total assets                                                $  201,564      $  175,596
                                                                       ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $   13,118      $   14,082
    Accrued expenses                                                        8,277           7,619
    Current portion, long-term debt, capital lease, and
       other obligations                                                      587             564
                                                                       ----------      ----------

           Total current liabilities                                       21,982          22,265

Long-term debt, capital lease  and other obligations                        2,576           3,123
Deferred income taxes                                                      17,551          13,914
                                                                       ----------      ----------

           Total liabilities                                               42,109          39,302
                                                                       ----------      ----------


Minority interest                                                             805             144
Commitments (Note N)
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                                --              --
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 13,275,993 and 13,108,667 shares
       as of March 31, 2001 and 2000, respectively                            133             131
    Treasury stock, at cost (205,325 and 2,203 shares
              as of March 31, 2001 and 2000, respectively)                 (5,526)            (68)
    Additional paid-in capital                                            118,710         113,488
    Retained earnings                                                      45,333          22,599
                                                                       ----------      ----------

           Total shareholders' equity                                     158,650         136,150
                                                                       ----------      ----------

           Total liabilities and shareholders' equity                  $  201,564      $  175,596
                                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                    (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended March 31,                                           2001            2000            1999
------------------------------------------------------------------------------------------------------
Net revenues                                                $  220,046      $  156,920      $  104,825

Cost of product sales                                           76,973          64,487          49,605
                                                            ----------      ----------      ----------

Gross margin                                                   143,073          92,433          55,220

Selling, general and administrative expenses                    97,554          65,557          42,185
                                                            ----------      ----------      ----------

Income from operations                                          45,519          26,876          13,035

Other income and expense:
     Gain on sale of wound care business                            --              --           1,597
     Investment income                                           2,867           1,346             434
     Interest and other expense                                   (348)         (1,411)         (2,555)
     Minority interest                                            (733)           (141)             --
                                                            ----------      ----------      ----------
                                                                 1,786            (206)           (524)

Income before income taxes                                      47,305          26,670          12,511

Income tax provision                                            17,645          10,215           4,867
                                                            ----------      ----------      ----------

Income before extraordinary loss and cumulative
    effect of change in accounting principle                    29,660          16,455           7,644

Extraordinary loss on retirement of debt, net of taxes of
  $829                                                             --          (1,336)             --

Cumulative effect of change in accounting principle,
    net of taxes of $4,121                                      (6,926)             --              --
                                                            ----------      ----------      ----------


Net income                                                  $   22,734      $   15,119      $    7,644
                                                            ==========      ==========      ==========


Net income per weighted average share, basic                $     1.73      $     1.37      $      .86
                                                            ==========      ==========      ==========

Net income per weighted average share, diluted              $     1.67      $     1.27      $      .78
                                                            ==========      ==========      ==========

Weighted average shares, basic                                  13,176          11,049           8,898

Weighted average shares, diluted                                13,596          11,876           9,786


The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               for the years ended March 31, 1999, 2000, and 2001
                             (Dollars in thousands)


                                               Common Stock          Treasury Stock
                                            -------------------   ---------------------   Additional
                                             Number of            Number of               Paid - In
                                              Shares     Amount     Shares      Amount     Capital
                                            ----------   ------   ---------    --------   ----------
Balance at March 31, 1998                    8,909,718   $   89    (129,560)   $  (706)   $   54,498
Exercise of stock options and warrants         287,357        3      34,608        134           987
Payment of officer notes receivable
Tax benefit from stock options exercised                                                       1,046
Issuance of treasury stock under the 1992
  Employee Stock Purchase Plan                                       16,949        114            26
Net Income
                                            ----------   ------   ---------    -------    ----------
Balance at March 31, 1999                    9,197,075       92     (78,003)      (458)       56,557
Exercise of stock options and warrants         615,718        6                                3,002
Receipt of treasury stock in connection
  with stock option and warrant exercises      822,882        8     (80,725)    (1,780)        1,772
Payments of officer notes receivable                                (19,400)      (560)
Tax benefit from stock options exercised                                                       2,571
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan             12,684                6,634         27           109
Issuance of common and treasury stock in
  the October 1999 secondary offering        2,460,308       25     169,291      2,703        50,077
Offering expenses                                                                               (600)
Net Income
                                            ----------   ------   ---------    -------    ----------
Balance at March 31, 2000                   13,108,667      131      (2,203)       (68)      113,488
Exercise of stock options and warrants         155,476        2      33,878      1,183           808
Repurchase of common stock                                         (237,000)    (6,641)
Tax benefit from stock options exercised                                                       4,087
Issuance of common stock under the 1992
Employee Stock Purchase Plan                    11,850                                           327
Net Income
                                            ----------   ------   ---------    -------    ----------
Balance at March 31, 2001                   13,275,993   $  133    (205,325)   $(5,526)   $  118,710
                                            ==========   ======   =========    =======    ==========

                                            (Accumulated      Notes        Accumulated
                                              Deficit)/     Receivable       Other            Total
                                              Retained         from       Comprehensive   Shareholders'
                                              Earnings       Officers        Income           Equity
                                             -----------    ----------    -------------    -----------
Balance at March 31, 1998                    $      (164)   $     (789)                    $    52,928
Exercise of stock options and warrants                                                           1,124
Payment of officer notes receivable                                163                             163
Tax benefit from stock options exercised                                                         1,046
Issuance of treasury stock under the 1992                                                           --
  Employee Stock Purchase Plan                                                                     140
Net Income                                         7,644                                         7,644
                                             -----------    ----------    -------------    -----------
Balance at March 31, 1999                          7,480          (626)                         63,045
Exercise of stock options and warrants                                                           3,008
Receipt of treasury stock in connection
  with stock option and warrant exercises                                                           --
Payments of officer notes receivable                               626                              66
Tax benefit from stock options exercised                                                         2,571
Issuance of treasury stock under the
  1992 Employee Stock Purchase Plan                                                                136
Issuance of common and treasury stock in
  the October 1999 secondary offering                                                           52,805
Offering expenses                                                                                 (600)
Net Income                                        15,119                                        15,119
                                             -----------    ----------    -------------    -----------
Balance at March 31, 2000                         22,599                                       136,150
Exercise of stock options and warrants                                                           1,993
Repurchase of common stock                                                                      (6,641)
Tax benefit from stock options exercised                                                         4,087
Issuance of common stock under the 1992
Employee Stock Purchase Plan                                                                       327
Net Income                                        22,734                                        22,734
                                             -----------    ----------    -------------    -----------
Balance at March 31, 2001                    $    45,333    $     --      $          --    $   158,650
                                             ===========    ==========    =============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                                 (In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,                                               2001         2000         1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                       $ 22,734     $ 15,119     $  7,644
Adjustments to reconcile net income
  to net cash flows from operating activities:
   Depreciation and amortization                                    5,214        4,004        3,290
   Amortization of direct-response advertising                     19,604        9,036        5,383
   Direct-response advertising                                    (31,467)     (21,436)     (10,162)
   Minority interest                                                  662          141         --
   Deferred income taxes                                           (1,533)       4,314        2,746
   Tax benefit from stock options exercised                         4,087        2,571        1,046
   Provision for bad debts                                         15,530       11,292        7,119
   Provision for sales allowances                                  11,899        9,822        3,702
   Provision for inventory obsolescence                             1,788          253           10
   Extraordinary loss on debt extinguishment                         --          2,165         --
   Gain on sale of wound care business                               --           --         (1,597)
   Other                                                              674          220         --
   Changes in assets and liabilities:
     Accounts receivable                                          (19,635)     (28,626)     (21,866)
     Inventories                                                  (16,997)      (2,323)      (2,062)
     Prepaid expenses and other assets                                604         (998)           3
     Accounts payable                                                (969)       1,555        4,306
     Accrued expenses and other liabilities                         2,429        2,970          977
                                                                 --------     --------     --------

     Total adjustments                                             (8,110)      (5,040)      (7,105)
                                                                 --------     --------     --------

         Net cash flows from operating activities                  14,624       10,079          539
                                                                 --------     --------     --------

Cash flows from investing activities:
Proceeds from sale of wound care business                            --           --          1,597
Proceeds from sale of certain assets                                1,300         --           --
Investment in other assets                                           (200)        (157)        --
Purchase of property, plant, and equipment                         (8,912)      (9,077)      (1,474)
Proceeds from sale of equipment                                        72            8         --
                                                                 --------     --------     --------

         Net cash flows from investing activities                  (7,740)      (9,226)         123
                                                                 --------     --------     --------

Cash flows from financing activities:
Proceeds from issuance of common stock                              2,320        3,145        1,262
Net proceeds from secondary offering                                   --       52,205           --
Repurchase of common stock                                         (6,641)          --           --
Contributions to deferred compensation plan                        (1,768)          --           --
Reduction of obligations under capital leases                        (529)        (350)          --
Proceeds from/(repayment of) line of credit                            --       (4,000)       4,000
Repayment of officer notes receivable                                  --           66          163
Premium paid on debt extinguishment                                    --       (1,806)        --
Repayment of senior debt and notes payable                         (1,382)     (19,617)      (2,329)
                                                                 --------     --------     --------

         Net cash flows from financing activities                  (8,000)      29,643        3,096
                                                                 --------     --------     --------

         Net increase (decrease) in cash and cash equivalents      (1,116)      30,496        3,758

         Effect of exchange rate changes on cash                       --           --           (7)

         Cash and cash equivalents at beginning of period          40,687       10,191        6,440
                                                                 --------     --------     --------

         Cash and cash equivalents at end of period              $ 39,571     $ 40,687     $ 10,191
                                                                 ========     ========     ========


Supplemental disclosure of cash flow information:

         Cash paid during the period for interest                $    293     $  1,889     $  2,554
         Income taxes paid                                          9,617        2,725        1,086
         Assets purchased under capital lease                         116        2,302           --
         Disposal of equipment                                        523          236           --



The accompanying notes are an integral part of the consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       NATURE OF BUSINESS:

         PolyMedica Corporation (the "Company") was incorporated as Emerging Sciences, Inc. in Massachusetts on November 16, 1988, and commenced commercial operations in October 1989. In July 1990, the Company changed its name to PolyMedica Industries, Inc. In June 1996, the Company distributed to its shareholders all of its shares of CardioTech International, Inc. ("CardioTech") in a transaction that qualified as a tax-free spinoff. In August 1996, the Company purchased Liberty Medical Supply, Inc. ("Liberty"), a diabetes supply company. In July 1997, the Company sold certain assets of its U.S. and U.K. professional wound care operations. In September 1997, the Company changed its name to PolyMedica Corporation. In September 2000, the Company sold certain assets of its thermometry business. The Company and its subsidiaries operate from manufacturing, distribution, and laboratory facilities located in Massachusetts and Florida.

         The Company generates sales of diabetes supplies in its Chronic Care segment, prescription urologicals and respiratory products in its Professional Products segment and over-the-counter ("OTC") urinary discomfort products in its Consumer Healthcare segment.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and judgments are used for, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts, valuation of inventory, accrued expenses, and depreciation and amortization. Actual results could differ from those estimates.

EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

UNCERTAINTIES

         The Company is subject to risks and uncertanties common to companies in the healthcare industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, receipt of third party healthcare reimbursement, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies and third-party reimbursement organizations.

CASH AND CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents and investments with high-credit-quality financial institutions. In fiscal years 2001 and 2000, the Company invested primarily in commercial paper and classifies all investments as held-to-maturity. All investments held as of March 31, 2001 and 2000 have been classified as cash equivalents and are carried at amortized cost which approximates market value.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred.

INTANGIBLE ASSETS

         The Company capitalizes and includes in intangible assets the costs of acquiring patents on its products, customer lists, covenants-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on a straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. Customer lists, covenants-not-to-compete, and goodwill are amortized over seven, ten, and seven to thirty years, respectively.

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

DIRECT-RESPONSE ADVERTISING

         In accordance with Statement of Position 93-7 ("SOP 93-7"), direct-response advertising and related costs for the Company's diabetes supplies, included in the Chronic Care segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Direct-response advertising and related costs for the Company's respiratory products, included in the Professional Products segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two-year period.

         The Company incurred and capitalized direct-response advertising of $31.47 million, $21.44 million and $10.16 million in fiscal years 2001, 2000 and 1999, respectively. As of March 31, 2001 and 2000, accumulated amortization was $36.57 million and $16.96 million, respectively, which resulted in a net capitalized direct-response advertising asset of $39.94 million and $28.08 million, respectively. A total of $19.60 million, $9.04 million and $5.38 million in direct-response advertising was amortized and charged to selling, general and administrative expenses in fiscal years 2001, 2000 and 1999, respectively. The Company expenses in the period all other advertising that does not meet the requirements of SOP 93-7

OTHER ASSETS

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Included in other assets is restricted cash of $1.63 million and $0 as of March 31, 2001 and 2000, respectively, which represents amounts set aside by the Company under executive deferred compensation plans. The related liability is included in long-term liabilities.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which is 30 years for buildings and ranges from five to twelve years for office equipment, furniture and fixtures, laboratory equipment, and manufacturing equipment. Amortization of leasehold improvements is computed using the straight-line method based on estimated useful lives or terms of the lease, whichever is shorter. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not depreciated until placed in service.

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

REVENUE RECOGNITION

         Under the Company's change in accounting principle for revenue recognition, as described in Note C, revenue related to product sales to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written forms to bill Medicare and other third-party payers. The Company records revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which the Company has not yet received a written Authorization of Benefits form and Doctor's Order, until the period in which those documents are collected and verified.

         Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the years ended March 31, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 5.4% and 5.9% of gross sales, respectively. The Company analyzes sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. At the time of revenue recognition, the Company follows the Medicare Fee Schedule and excludes from revenue all amounts billed in excess of the Medicare Fee Schedule. As a result, the Company's contractual allowances and adjustments are immaterial. The reimbursements that Medicare pays to the Company are subject to review by appropriate government regulators. Medicare reimburses at 80% of the Medicare Fee Schedule for diabetes testing supplies and the Company bills the remaining balance to either third-party payers or directly to customers.

         Approximately $151.42 million, $99.77 million and $64.50 million of revenues for the years ended March 31, 2001, 2000 and 1999, respectively, were billed to Medicare on behalf of the Company's customers for products and services provided to Medicare beneficiaries.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RECLASSIFICATIONS

Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation.

C.       CHANGE IN ACCOUNTING PRINCIPLE:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written forms, such as an Authorization of Benefits form and Doctor's Order, to bill Medicare and other third-party payers.

         The Company delays revenue recognition for product shipments for which the Company has not yet received a written Authorization of Benefits form and Doctor's Order, until the period in which those documents are collected. During the fourth quarter ended March 31, 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted common share, which was applied retroactively as of April 1, 2000 and is included in income for the fiscal year ending March 31, 2001. The results for the first three quarters of fiscal year ending March 31, 2001 have been adjusted in accordance with SAB 101. See Note V.

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare and recognize revenue. As a result, included in inventories as of March 31, 2001, is $6.07 million of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents.

         The following table represents management's estimate of the unaudited Pro Forma results of operations, giving effect to the adoption of SAB 101 as if the change in accounting principle had been retroactively applied.


  Unaudited Pro Forma        Year ended       Year ended     Three months ended
 Results (in thousands)    March 31, 2000   March 31, 1999     March 31, 2000
--------------------------------------------------------------------------------
Net income                     $13,371           $6,210             $5,077

Net income per weighted
average share, basic           $  1.21           $ 0.70             $ 0.39

Net income per weighted        $  1.13           $ 0.64             $ 0.38
average share, diluted


D.       SALE OF CERTAIN ASSETS OF THE THERMOMETRY BUSINESS:

         In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. In March 2001, we accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

E.       SALE OF WOUND CARE BUSINESS:

         In July 1997, the Company sold certain assets of its U.S. and U.K. wound care operations. Under the terms of the sale, the purchaser, Innovative Technologies Group PLC ("IT"), paid the Company $9.0 million in cash and issued to the Company an unsecured promissory note in the face amount of $4.0 million. In July 1998, the Company accepted $1.6 million as final settlement of this note in consideration of the financial position of the borrower and the unsecured nature of the note. The net book value of assets sold and pretax gain as a result of this transaction were $4.9 million and $5.7 million, respectively. The gain on the sale recognized in the year ended March 31, 1999 was as follows (in thousands):

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        1999
                                                                       -------
         Gain on sale of wound care business                           $ 1,597
         Provision for income taxes related to gain                        621
                                                                       -------
         Gain on sale, net of income taxes                             $   976
                                                                       =======
         Net income per common share before gain, diluted              $   .68
         Net income per common share, diluted, related to gain         $   .10
                                                                       -------
         Net income per common share, diluted                          $   .78
                                                                       =======

F.       EXTRAORDINARY LOSS ON RETIREMENT OF DEBT:

         In October 1999, the Company repaid all amounts due to the John Hancock Mutual Life Insurance Company ("Hancock"). See Note M. In connection with this repayment, an extraordinary loss on retirement of debt of $2.17 million was recognized, consisting of an early payment penalty fee, unamortized debt issuance costs and the unamortized Hancock warrant valuation. The extraordinary loss for the year ended March 31, 2000 was as follows (in thousands):

                                                                         2000
                                                                       -------
         Extraordinary loss on retirement of debt                      $ 2,165
         Provision for income taxes related to loss                        829
                                                                       -------
         Extraordinary loss, net of income taxes                       $ 1,336
                                                                       =======
         Net income per common share before loss, diluted              $  1.39
         Net income per common share, diluted, related to loss         $   .12
                                                                       -------
         Net income per common share, diluted                          $  1.27
                                                                       =======

G.       SHELF REGISTRATION:

         In November 2000, the Company filed an amendment to a shelf registration statement it had originally filed in April 2000, to enable it to offer from time to time, shares of its common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of March 31, 2001.

H.       ACCOUNTS RECEIVABLE:

         As of March 31, 2000, the Company's gross unbilled receivables for products shipped, included in gross accounts receivable of $50.51 million, were $20.16 million. Total unbilled receivables as of March 31, 2001, were immaterial, due to the adoption of SAB 101. Under SAB 101 the Company delays the recognition of revenue for shipments for which an order has been received but certain forms required to bill Medicare and other third-party payers remain outstanding. Approximately $15.62 million of the total unbilled receivable balance as of March 31, 2000 represents Medicare receivables.

I.       INVENTORIES:
         (In thousands)

         Inventories consist of the following:


                                   March 31,         March 31,
                                     2001              2000
                                   --------          --------
         Raw materials             $    685          $    848

         Work in process                783               505

         Finished goods              21,323             7,626
                                   --------          --------

                                   $ 22,791          $  8,979
                                   ========          ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.       PROPERTY, PLANT, AND EQUIPMENT:
         (In thousands)

         Property, plant, and equipment consist of the following:

                                                     March 31,      March 31,
                                                       2001           2000
                                                     --------       --------
         Manufacturing equipment                     $  1,711       $  1,996

         Laboratory equipment                             222            222

         Land                                           3,952          2,263

         Building                                       8,936          2,491

         Leasehold improvements                         1,249            755

         Furniture, fixtures, and office
         equipment                                     12,086          8,004


         Construction in progress                         415          4,829
                                                     --------       --------

                                                       28,571         20,560

         Less accumulated depreciation and
         amortization                                  (6,372)        (4,003)
                                                     --------       --------

                                                     $ 22,199       $ 16,557
                                                     ========       ========


         Depreciation and amortization expense for property, plant, and equipment for the years ended March 31, 2001, 2000 and 1999 was approximately $2.94 million, $1.67 million, and $903,000, respectively. In January 2001, the Company acquired land in Port St. Lucie, Florida for $1.69 million for the construction of a new facility for the Company's respiratory business. Construction on the new facility commenced in May 2001 and is expected to be completed by the end of fiscal 2002. In May 1999, the Company purchased a 72,000 square foot building in Port St. Lucie, Florida to support the Company's growth. The building was placed into service and depreciation commenced in April 2000. For the year ended March 31, 2000 interest expense of $96,000 related to the mortgage on the Port St. Lucie building under construction during the year ended March 31, 2000, was capitalized. No interest expense was capitalized in the year ended March 31, 2001. In the years ended March 31, 2001 and 2000, $116,000 and $2.30 million, respectively, of assets classified in furniture, fixtures and office equipment were acquired through capital lease obligations.

K.       INTANGIBLE ASSETS:
         (In thousands)

         Intangible assets consist of the following:

                                                  March 31,      March 31,
                                                    2001           2000
                                                  --------       --------
         Goodwill                                 $ 42,816       $ 42,816

         Covenant-not-to-compete                     6,800          6,800

         Customer list                               1,816          1,816
                                                  --------       --------

                                                    51,432         51,432

         Less accumulated amortization             (18,709)       (16,432)
                                                  --------       --------

                                                  $ 32,723       $ 35,000
                                                  ========       ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Amortization expense associated with intangible assets was $2.28 million for each of the three years ended March 31, 2001, 2000 and 1999.

L.       ACCRUED EXPENSES:
         (In thousands)

         Accrued expenses consist of:

                                                   March 31,       March 31,
                                                     2001            2000
                                                   --------        --------
         Salaries and benefits                     $  2,201        $  3,799

         Income tax payable                           2,215             786

         Refunds owed regulatory agencies             1,187            --

         Other                                        2,674           3,034
                                                   --------        --------

                                                   $  8,277        $  7,619
                                                   ========        ========

M.       LONG-TERM DEBT:

         Senior Debt

         In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to Hancock $25 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"), and a warrant for the purchase of up to 500,000 shares of common stock of the Company.

         In October 1999, the Company repaid all amounts, including $20.0 million in principal and a prepayment penalty of $1.8 million, due to Hancock under the Hancock Notes. Concurrently, Hancock exercised its warrants in a cashless exercise in which Hancock received 410,987 shares of common stock.

         Interest expense recorded for the Hancock Notes was $0, $1,217,000, and $2,416,000 in the years ended March 31, 2001, 2000 and 1999, respectively.

         Revolving Credit Facility

         On March 31, 2001, the Company's $10 million revolving credit facility expired. The Company owed $0 under this facility as of March 31, 2001 and 2000.

         Mortgage

         To support Liberty's growth, in May 1999 the Company purchased a 72,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. In December 2000, the Company repaid all amounts owed under the mortgage, consisting of $1.34 million of principal and $15,000 of interest including the settlement of an interest rate swap.

N.       COMMITMENTS AND CONTINGENCIES:

         Operating leases:

         The Company leases its facilities and certain equipment under operating leases expiring through fiscal year 2006. Rental expense under these leases amounted to approximately $1,414,000, $1,082,000, and $500,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

         Capital leases

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(in thousands)                                   March 31,        March 31,
                                                   2001             2000
                                                 --------         --------
Furniture, fixtures and office equipment         $  2,418         $  2,302
Less accumulated depreciation                        (811)            (326)
                                                 --------         --------
Net assets
                                                 $  1,607         $  1,976
                                                 ========         ========

         Future annual minimum lease and rental commitments as of March 31, 2001, under all of the Company's leases, capital and operating, are:

                                                         Capital      Operating
         (In thousands)                                   Leases        Leases
                                                        ---------     ---------
         2002                                           $     724     $   1,482
         2003                                                 724         1,279
         2004                                                 285           602
         2005                                                  48           343
         2006 and thereafter                                    3             7
                                                        ---------      --------
         Total minimum payments                             1,784         3,713
         Less amounts representing interest                  (246)
                                                        ---------
         Present value of net payments                  $   1,538
                                                        =========


         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and its Liberty Medical Supply division ("Liberty"). On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Exchange Act. The Court has not yet ruled on this motion. The Company believes it has meritorious defenses to the claims made in the Bowe and Trust Advisors Complaints and intends to contest these Complaints vigorously. Although the Company does not consider an unfavorable outcome to these claims probable, the Company cannot accurately predict the ultimate disposition of these claims.


O.       EARNINGS PER SHARE:

         Calculation of per share earnings is as follows:

         (In thousands except per share data)                                Fiscal Year Ended March 31,
                                                                         ----------------------------------
                                                                           2001         2000         1999
                                                                         --------     --------     --------
         Net income                                                      $ 22,734     $ 15,119     $  7,644

         BASIC:

         Weighted average common stock outstanding, net of treasury
            stock, end of period                                           13,176       11,049        8,898

         Net income per common share, basic                              $   1.73     $   1.37     $   0.86
                                                                         ========     ========     ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (In thousands except per share data)                                Fiscal Year Ended March 31,
                                                                         ----------------------------------
                                                                           2001         2000         1999
                                                                         --------     --------     --------
         DILUTED:

         Weighted average common stock outstanding, net of treasury
            stock, end of period                                           13,176       11,049        8,898

         Weighted average common stock equivalents                            420          827          888
                                                                         --------     --------     --------

         Weighted average common stock and common stock equivalents
         outstanding, net of treasury stock, end of period                 13,596       11,876        9,786

         Net income per common share, diluted                            $   1.67     $   1.27     $   0.78
                                                                         ========     ========     ========

         Options to purchase 649,255, 90,001, and 215,369 shares of common stock were outstanding as of March 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

P.       SHAREHOLDERS' EQUITY:

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

         In June 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, with any shares repurchased to be held in treasury. In the year ended March 31, 2001, 237,000 shares were repurchased under this program for $6.64 million. The purpose of this repurchase program is, in part, to provide shares of common stock for issuance pursuant to the 1992 Employee Stock Purchase Plan.

Q.       INCOME TAXES:

         Income before income taxes was generated as follows in the years ended March 31:

                  (In thousands)            2001           2000           1999
                                          --------       --------       --------
                  United States           $ 47,313       $ 26,677       $ 12,463

                  Foreign                       (8)            (7)            48
                                          --------       --------       --------
                                          $ 47,305       $ 26,670       $ 12,511

         The provision for income taxes consists of the following for the years ended March 31:

                  (In thousands)               2001         2000        1999
                                             --------     --------    --------
                  Federal  - current         $ 16,753     $  5,276    $  1,381
                           - deferred          (1,056)       3,584       2,749
                                             --------     --------    --------

                                               15,697        8,860       4,130

                  State    - current            2,425          625         740
                           - deferred            (477)         730          (3)
                                             --------     --------    --------

                                                1,948        1,355         737
                                             --------     --------    --------

                  Total Federal and State    $ 17,645     $ 10,215    $  4,867
                                             ========     ========    ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the Company's effective tax rate for operations and the U.S. statutory rate is as follows:

                                                       2001         2000        1999
                                                     --------     --------    --------
                  U. S. statutory rate                   35.0%        34.0%       34.0%


                  State income taxes, net of U. S
                  Federal Income Tax effect               2.7%         3.7%        4.7%

                  Other                                   (.4)%         .6%         .2%
                                                     --------     --------    --------

                  Effective tax rate                     37.3%        38.3%       38.9%
                                                     ========     ========    ========


         Realization of the net deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2001 and 2000:


                  (In thousands)                                        2001           2000
                                                                      --------       --------
                  Deferred tax assets (liabilities) - current:

                  Reserves                                            $  9,558       $  4,389
                                                                      ========       ========

                  Deferred tax assets (liabilities) - long term:

                  Intangible assets                                     (2,550)        (2,011)

                  Property, plant and equipment                           (735)          (614)

                  Direct-response advertising                          (14,965)       (11,289)

                  Other                                                    699             --
                                                                      --------       --------

                  Net deferred tax liability - long term              $(17,551)      $(13,914)
                                                                      ========       ========


R.       MAJOR CUSTOMERS:

         For the fiscal years ended March 31, 2001, 2000, and 1999, no customer represented more than 10% of our consolidated revenues. As of March 31, 2001 and 2000, the amount included in billed accounts receivable due from the Health Care Financing Administration of the United States government was $14.17 million and $12.26 million, respectively.

S.       STOCK OPTIONS:

         Effective September 2000, the Company's shareholders approved the 2000 Stock Incentive Plan (the "2000 Plan"), which replaced the 1998 Stock Incentive Plan (the "1998 Plan"). The 2000 Plan provides for the grant to certain individuals of stock options to purchase up to 1,200,000 shares of the Company's common stock.

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

Option activity under the Plans is as follows:

                                         Option Shares        Option Prices
                                         -------------        -------------

         Outstanding, March 31, 1998       1,874,515       $   .71  -  $ 13.75
                                          ----------

                  Granted                    267,250          7.56  -    11.44
                  Exercised                 (287,357)          .71  -     7.75
                  Cancelled                  (97,645)         4.31  -    13.75
                                          ----------
         Outstanding, March 31, 1999       1,756,763       $  2.14  -  $ 13.75
                                          ----------

                  Granted                    250,000         17.75  -    27.06
                  Exercised               (1,027,613)         3.88  -    26.94
                  Cancelled                  (30,699)         4.31  -    13.75
                                          ----------
         Outstanding, March 31, 2000         948,451       $  2.14  -  $ 27.06
                                          ----------

                  Granted                    667,700         35.50  -    41.50
                  Exercised                 (189,354)         3.66  -    41.50
                  Cancelled                  (15,484)         7.56  -    37.75
                                          ----------

         Outstanding, March 31, 2001       1,411,313       $  2.14  -  $ 41.50
                                          ==========

         At March 31, 2001, 936,168 shares were exercisable and 475,145 will vest principally over three years under the Plans. There were 537,500 shares remaining that are authorized for future option grants under the 2000 Plan. The weighted average exercise price of shares exercisable as of March 31, 2001 was $20.54.

         At March 31, 2000 and 1999, 673,359 shares and 1,482,659 shares, respectively, were exercisable.

Employee Stock Purchase Plan

         Under the Company's 1992 Employee Stock Purchase Plan (the "plan"), an aggregate of 261,972 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. Those who have been employed by the Company for six months prior to the beginning of an option period are eligible to enroll in the plan. The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee's compensation, as defined in the plan, but in no event more than $12,500 during any six-month option period.

Supplemental Disclosures for Stock-Based Compensation

         The Company applies APB Opinion No. 25 ("APB 25") in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company adopted the disclosure only provisions of SFAS 123, accordingly no compensation expense is recognized from the stock options plans. The required disclosures under SFAS 123 are as follows:

         Summarized information about stock options outstanding as of March 31, 2001, is as follows:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Number of       Weighted Avg.                       Number of Options      Weighted Avg.
Range of Exercise      Options          Remaining        Weighted Avg.      Outstanding -      Exercise - Price
      Prices         Outstanding    Contractual Life    Exercise Price       Exercisable          Exercisable
-----------------    -----------    ----------------    --------------    -----------------    ----------------
 $ 2.14 -  2.14           1,050           5.51              $ 2.14                1,050             $ 2.14

 $ 3.30 -  4.64          53,668           5.56              $ 4.15               53,668             $ 4.15

 $ 5.38 -  7.75         339,955           6.43              $ 6.33              309,274             $ 6.20

 $ 8.63 - 11.88         124,496           6.68              $11.33              118,245             $ 11.47

 $13.50 - 13.50          27,500           6.50              $13.50               27,500             $ 13.50

 $17.75 - 21.44         148,208           8.57              $20.79               87,289             $ 20.92

 $26.94 - 27.06          53,336           8.43              $26.97               36,668             $ 26.95

 $35.50 - 37.75          13,845           9.70              $36.12                2,044             $ 36.83

 $41.50 - 41.50         649,255           9.46              $41.50              300,430             $ 41.50
                      ---------                                               ---------

                      1,411,313                                                 936,168


         The fair value of each option granted during fiscal years 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         2001          2000          1999
                                         ----          ----          ----
         Dividend yield ........         None          None          None

         Expected volatility ...         85.0%         65.0%         55.0%


         Risk-free interest rate         5.90%         6.05%         4.89%

         Expected life .........           4             4             4


         Weighted-average fair value of options granted at fair value during:

              2001                                                 $26.86
              2000                                                  12.31
              1999                                                   3.79

         Employee Stock Purchase Plan weighted-average fair value of options:

              2001                                                 $13.85
              2000                                                   2.63
              1999                                                   2.82

         Had compensation cost for the Company's fiscal 2001, 2000, and 1999 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Net income per
                                            Net income         diluted share
                                            ----------      -------------------
         As reported:
           2001                             $22,734,000            $1.67
           2000                             $15,119,000            $1.27
           1999                             $ 7,644,000            $0.78

         Pro forma:
           2001                             $17,327,000            $1.27
           2000                             $14,083,000            $1.19
           1999                             $ 7,035,000            $0.72

         The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

T.       401(k) PLAN:

         The PolyMedica Corporation 401(k) Plan and Trust (the "401(k) Plan") is a voluntary savings plan for all eligible employees which is intended to qualify under Section 401(k) of the Internal Revenue Code. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of his or her salary, subject to statutory limitations. The Company may make matching contributions on behalf of participating employees of half of the dollar amount of each participating employee's contribution, up to a maximum of 3% of an employee's total cash compensation, subject to certain limitations.

         For the fiscal years ended March 31, 2001, 2000 and 1999, the Company paid and accrued matching contributions of $394,000, $232,000 and $190,000, respectively, for the 401(k) Plan participants.

U.       SEGMENT INFORMATION:

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

         Chronic Care - The Company sells diabetes supplies and related products, and until November 2000, sold adult nutrition supplies, through its Chronic Care segment. It offers a wide array of diabetes products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

         Professional Products - The Company sells respiratory products to Medicare-eligible seniors and develops, manufactures, and distributes prescription urology products.

         Consumer Healthcare - The Company offers the AZO line of products which includes OTC female urinary tract discomfort products and home medical diagnostic kits; and, until September 2000, was a distributor of private-label and branded digital thermometers. In September 2000, the Company sold certain assets of its Consumer Healthcare segment. See Note D for information on the sale.

         Depreciation and amortization expense attributable to the Company's corporate headquarters is allocated to the operating segments according to the segment's relative percentage of total revenue. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. The depreciation and amortization amounts below include amortization of direct-response advertising. Information concerning the operations in these reportable segments is as follows:

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Fiscal Year Ended March 31,
                                                         -----------------------------------------
(In thousands)                                              2001            2000            1999
                                                         ---------       ---------       ---------
REVENUES:
Chronic Care                                             $ 166,769       $ 125,999       $  80,597
Professional Products                                       43,666          16,501           9,953
Consumer Healthcare                                          9,611          14,420          14,275
                                                         ---------       ---------       ---------

Total                                                    $ 220,046       $ 156,920       $ 104,825
                                                         =========       =========       =========

DEPRECIATION AND AMORTIZATION EXPENSE:

Chronic Care                                             $  14,897       $  10,042       $   6,548
Professional Products                                        9,894           2,931           2,053
Consumer Healthcare                                             27              67              72
                                                         ---------       ---------       ---------
Total                                                    $  24,818       $  13,040       $   8,673
                                                         =========       =========       =========

INCOME BEFORE INCOME TAXES:

Chronic Care                                                33,762          19,631           5,300
Professional Products                                       12,933           4,291           2,746
Consumer Healthcare                                            610           2,748           2,868
Cumulative effect of change in accounting principle        (11,047)             --              --
Extraordinary loss on retirement of debt                        --          (2,165)             --
Gain on Sale of Wound Care                                      --              --           1,597
                                                         ---------       ---------       ---------
Total                                                    $  36,258       $  24,505       $  12,511
                                                         =========       =========       =========

SEGMENT ASSETS:
Chronic Care                                                97,559          81,513
Professional Products                                       56,158          44,384
Consumer Healthcare                                          1,611           6,504
Corporate Headquarters                                      46,236          43,195
                                                         ---------       ---------
Total                                                    $ 201,564       $ 175,596
                                                         =========       =========


V.       INTERIM INFORMATION (UNAUDITED):

         The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation. The results for the first three quarters of the year ended March 31, 2001 have been restated in accordance with SAB 101.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)                                     Year Ended March 31, 2001
                                                                          -------------------------

                                                                 Qtr. 1       Qtr. 2       Qtr. 3      Qtr. 4
                                                                 ------       ------       ------      ------
Total revenues                                                  $50,368      $54,241      $56,403     $59,034

Gross margin                                                     31,378       34,754       37,283      39,658

Net income before the cumulative effect of a change in
   accounting principle                                           6,017        7,350        8,027       8,266

Net income*                                                        (909)       7,350        8,027       8,266

Net income per weighted average share, basic                     ($0.07)       $0.56        $0.61       $0.63

Net income per weighted average share, diluted, before the        $0.44        $0.54        $0.59       $0.61
   cumulative effect of a change in accounting principle

Net income per weighted average share, diluted*                  ($0.07)       $0.54        $0.59       $0.61

* Includes $6,926,000 after-tax loss for a cumulative effect of change in accounting principle or $0.51 per diluted share in the quarter ended June 30, 2000.



(In thousands, except per share data)                                         Year Ended March 31, 2000
                                                                              -------------------------

                                                                   Qtr. 1        Qtr. 2        Qtr. 3       Qtr. 4
                                                                   ------        ------        ------       ------
Total revenues                                                    $31,580       $35,919       $42,437      $46,984

Gross margin                                                       17,865        20,782        24,868       28,919

Net income before extraordinary loss on retirement
     of debt                                                        2,454         3,127         4,890        5,984

Net income**                                                        2,454         3,127         3,558        5,980

Net income per weighted average share, basic                        $0.27         $0.33         $0.28        $0.46

Net income per weighted average share, diluted,
     before extraordinary loss on retirement of debt                $0.25         $0.30         $0.37        $0.44

Net income per weighted average share, diluted**                    $0.25         $0.30         $0.27        $0.44


** Includes $1,332,000 after-tax extraordinary loss on retirement of debt or $0.10 per diluted share, in the quarter ended December 31, 1999 and $4,000 after-tax extraordinary loss on retirement of debt in the quarter ended March 31, 2001.

W.       RELATED PARTY TRANSACTIONS:

         In December 1994 and January 1997, certain executive officers of the Company purchased in the aggregate 100,000 and 100,000 shares, respectively, of the Company's common stock on the open market. The purchases, valued at $415,000 and $607,000, respectively, were funded by a note issued by the Company to each officer. The terms of the notes provide for each executive to repay the Company with Company shares within five years from the date of the note at a market value equal to the original principal of the note. The last repayment of $66,000 occurred in the year ended March 31, 2000. The principal balance due is shown as notes receivable from officers in Shareholders' Equity on the Consolidated Balance Sheet. As of March 31, 2001 and 2000, there is no remaining balance of notes receivable.

X.       SUBSEQUENT EVENTS:

         In May 2001, the Company reported the signing of a Product Supply Agreement with Paul Hartmann AG that provides the Company with glucose test strips and control solution from a Hartmann affiliate. PolyMedica will have exclusive consumer retail and direct-mail distribution rights in the United States and Canada to these products from one of Europe's leading consumer and institutional health care products companies. This agreement also states the intention of the parties to enter into a Joint Venture Agreement for the manufacture of products in the United States to be sold under our Liberty Medical Supply brand name.

         In April 2001, the Company repurchased 125,000 shares of common stock for $2.97 million. In total, 362,000 shares have been repurchased for $9.61 million under the 1,000,000 share repurchase program authorized in June 2000 by the Company's board of directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants or disagreements on accounting and financial disclosure matters.

                                    PART III

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

The following trademarks are used in this Annual Report on Form 10-K:

URISED, CYSTOSPAZ, ANESTACON, CYSTOSPAZ-M, AZO STANDARD, AZO CRANBERRY, AZO TEST STRIPS, B&O, and AQUACHLORAL are registered trademarks of PolyMedica Corporation. AZO CONFIDENCE, AZO MENOPAUSE, AZO YEAST, and AZO PMS are trademarks of PolyMedica Corporation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.   FINANCIAL STATEMENTS

                           The financial statements listed in the Index to
                  Consolidated Financial Statements on page 19 are filed as part of this report

             2.   FINANCIAL STATEMENT SCHEDULES

                           The following consolidated financial statement
                  schedule is included in Item 14(d):

                           Schedule II - Valuation and Qualifying Accounts

                           Schedules other than those listed above have been
                  omitted since they are either not required or information is otherwise included.

             3.   LISTING OF EXHIBITS

                           The Exhibits which are filed with this report or
                  which are incorporated by reference herein are set forth in the Exhibit Index on page 45 of this report.

                  REPORTS ON FORM 8-K

                           There were no current reports on Form 8-K filed by
                  the Company during the last quarter of the period covered by this report.

ITEM 14(d). FINANCIAL STATEMENT SCHEDULES

                             POLYMEDICA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                            ADDITIONS
                                   BALANCE AT    CHARGED TO
                                  BEGINNING OF    COST AND      CHARGED TO                  BALANCE AT END
           DESCRIPTION               PERIOD       EXPENSES    OTHER EXPENSES   DEDUCTIONS      OF PERIOD
Valuation reserve deducted in
the balance sheet from asset to
which it applies:

Accounts receivable:

2001 Allowances for doubtful
accounts and sales returns          $ 10,745      $ 27,429      $      --       ($24,445)      $ 13,729
                                    ========      ========      =========       ========       ========

2000 Allowances for doubtful
accounts and sales returns          $  7,330      $ 21,114      $      --       ($17,699)      $ 10,745
                                    ========      ========      =========       ========       ========

1999 Allowances for doubtful
accounts and sales returns          $  3,914      $ 10,821      $      --       ($ 7,405)      $  7,330
                                    ========      ========      =========       ========       ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2001                    PolyMedica Corporation


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


Dated: June 22, 2001                        /s/ Steven J. Lee
                                            ----------------------------------------------
                                            Steven J. Lee
                                            Chairman, Chief Executive Officer and Director
                                            (Principal Executive Officer)


Dated: June 22, 2001                        /s/ Eric G. Walters
                                            ----------------------------------------------
                                            Eric G. Walters
                                            Executive Vice President and Clerk
                                            (Principal Financial and Accounting Officer)


Dated: June 22, 2001                        /s/ Frank W. LoGerfo
                                            ----------------------------------------------
                                            Frank W. LoGerfo
                                            Director


                                            ----------------------------------------------
                                            Daniel S. Bernstein
                                            Director


Dated: June 22, 2001                         /s/ Marcia J. Hooper
                                            ----------------------------------------------
                                            Marcia J. Hooper
                                            Director


Dated: June 22, 2001                        /s/ Thomas S. Soltys
                                            ----------------------------------------------
                                            Thomas S. Soltys
                                            Director


Dated: June 22, 2001                        /s/ Herbert A. Denton
                                            ----------------------------------------------
                                            Herbert A. Denton
                                            Director

                                  Exhibit Index


The following exhibits are filed as part of this Annual Report on Form 10-K.

  Exhibit
  Number                               Description
  -------                              -----------
    3.1       -  Restated Articles of Organization of the Company. (1)
    3.2       -  Amended and Restated By-Laws of the Company. (2)
    4.1       -  Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)
   10.01      -  1990 Stock Option Plan, as amended. (2)
   10.02      -  1992 Employee Stock Purchase Plan, as amended. (2)
   10.03      -  1992 Directors' Stock Option Plan, as amended. (3)
   10.04      -  Rights Agreement dated as of January 23, 1992 by and between the Company and the First National
                 Bank of Boston. (4)
   10.10      -  Stock Restriction Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated
                 September 1, 1990, as amended. (1)
   10.11      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto
                 Rico) Inc. (3)
   10.12      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon
                 Laboratories, Inc. (3)
   10.13      -  Letter Agreement dated March 25, 1994 between Alcon (Puerto Rico) Inc. and the Registrant. (3)
   10.14      -  Amended and Restated License Agreement between the Registrant and CardioTech dated May 13, 1996.
                 (5)
   10.15      -  Letter Agreement dated February 2, 1995, amending the Processing Agreement dated December 11,
                 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (6)
   10.16      -  Letter Agreement dated May 3, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc. (6)
   10.17      -  Letter Agreement, dated March 20, 1995, by and between the Registrant and Alcon Laboratories,
                 Inc. (7)
   10.18      -  Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated June 30, 1998.(8)
   10.19      -  Amendment No. 1 dated December 9, 1999, amending the Rights Agreement dated as of January 23, 1992 between the
                 Registrant and BankBoston, N.A. (9)
   10.20      -  Employment Agreement by and between the Registrant and Steven J. Lee dated September 1, 2000.
                 (10) (11)
   10.21      -  Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1,
                 2000. (30) (33)
   10.22      -  Employment Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000.
                 (30) (33)
   10.23      -  Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 14,
                 2000. (30) (33)
   10.24      -  Retention Agreement by and between the Registrant and Stephen J. Lee dated September 1, 2000.
                 (30) (33)
   10.25      -  Retention Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1,
                 2000. (30) (33)
   10.26      -  Retention Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000.
                 (30) (33)
   10.27      -  Retention Agreement by and between the Registrant and Warren K. Trowbridge dated September 1,
                 2000. (30) (33)
   10.28      -  Amended Employment Agreement by and between the Registrant and Steven J. Lee dated April 1, 2001.
                 (30) *
   10.29      -  Amended Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated
                 April 1, 2001. (30) *
   10.30      -  Amended Employment Agreement by and between the Registrant and Eric G. Walters dated April 1,
                 2001. (30) *
   10.31      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and

                 Warren K. Trowbridge dated December 14, 2000. (30) *
   10.32      -  Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 1,
                 2000. (30) *
   10.33      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C.
                 Farrell dated April 16, 2001. (30) *
   10.34      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J.
                 Lee dated April 2, 2001. (30) *
   10.35      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Arthur A.
                 Siciliano dated April 2, 2001. (30) *
   10.36      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G.
                 Walters dated April 2, 2001. (30) *
   10.37      -  2000 Stock Incentive Plan. *
   21         -  Subsidiaries of the Registrant

   23.1       -  Consent of PricewaterhouseCoopers LLP*

--------------------

 *       Filed herewith.

 1 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-45425).

 2 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995.

 3 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994.

 4 Incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 13, 1992.

 5 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996.

 6 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997.

 7 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-97872).

         1995, filed February 12, 1996.

 8 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998.

 9 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10 Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

11 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.