Form 10-Q
period 2001-06-30
POLYMEDICA CORP
filed 2001-08-14
CIK 878748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-19842
                                    ---------

                             PolyMedica Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

    Massachusetts                                               04-3033368
-------------------------------------                        ------------------
 State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                             Identification No.)

  11 State Street, Woburn, Massachusetts                           01801
-------------------------------------------                     -----------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (781) 933-2020
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


         The number of shares issued of the registrant's class of Common Stock as of August 13, 2001 was 13,284,803, which includes 699,977 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I  -      FINANCIAL INFORMATION

Item 1  -      Financial Statements

                  Consolidated Balance Sheets as of
                      June 30 (unaudited) and March 31, 2001                    3

                  Unaudited Consolidated Statements of Operations
                      for the three months ended June 30, 2001 and 2000         5

                  Unaudited Consolidated Statements of Cash Flows
                      for the three months ended June 30, 2001 and 2000         6

                  Notes to Consolidated Financial Statements                    7

Item 2  -      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       13

Item 3  -      Quantitative and Qualitative Disclosures About Market Risk      24

PART II -      OTHER INFORMATION

Item 1 -       Legal Proceedings                                               25

Item 6  -      Exhibits and Reports on Form 8-K                                25

Signatures                                                                     26

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                       JUNE 30,
                                                         2001          MARCH 31,
                                                     (UNAUDITED)         2001
                                                     -----------       --------
ASSETS

Current assets:
      Cash and cash equivalents                        $ 32,842        $ 39,571
      Marketable securities                               5,499            --
      Accounts receivable (net of allowances of
         $15,107 and $13,729 as of June 30 and
         March 31, 2001, respectively)                   33,794          31,969
      Inventories                                        20,047          22,791
      Deferred tax asset                                  9,558           9,558
      Prepaid expenses and other
         current assets                                   1,362           1,073
                                                       --------        --------

              Total current assets                      103,102         104,962

Property, plant and equipment, net                       23,321          22,199
Intangible assets, net                                   32,154          32,723
Direct response advertising, net                         42,667          39,940
Other assets                                              2,870           1,740
                                                       --------        --------
              Total assets                             $204,114        $201,564
                                                       ========        ========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                    JUNE 30,
                                                                      2001           MARCH 31,
                                                                   (UNAUDITED)         2001
                                                                   -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   9,672         $  13,118
    Accrued expenses                                                    7,737             8,277
    Current portion, capital lease obligations                            631               587
                                                                    ---------         ---------

              Total current liabilities                                18,040            21,982

Long-term capital lease and other obligations                           2,878             2,576
Deferred income taxes                                                  17,551            17,551
                                                                    ---------         ---------

              Total liabilities                                        38,469            42,109

Minority interest                                                       1,119               805
Commitments

Shareholders' equity:
      Preferred stock, $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                             --                --
      Common stock, $.01 par value; 50,000,000 shares
        authorized; 13,284,803 and 13,275,993 shares issued
        as of June 30 and March 31, 2001, respectively                    133               133
      Treasury stock, at cost (330,129 and 205,325 shares as
        of June 30 and March 31, 2001, respectively)                   (8,495)           (5,526)
      Additional paid-in capital                                      118,910           118,710
      Retained earnings                                                53,978            45,333
                                                                    ---------         ---------

              Total shareholders' equity                              164,526           158,650
                                                                    ---------         ---------

              Total liabilities and shareholders' equity            $ 204,114         $ 201,564
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                       THREE MONTHS ENDED
                                                                    JUNE 30,         JUNE 30,
                                                                      2001            2000
                                                                   --------         --------
Net revenues                                                       $ 63,021         $ 50,368

Cost of sales                                                        21,265           18,989
                                                                   --------         --------

Gross margin                                                         41,756           31,379

Selling, general and administrative
  expenses                                                           27,905           22,339
                                                                   --------         --------

Income from operations                                               13,851            9,040

Other income and expense:
   Investment income                                                    540              634
   Interest expense                                                     (43)             (69)
   Other income and expense                                              --               15
   Minority interest                                                   (314)             (24)
                                                                   --------         --------
                                                                        183              556

Income before income taxes                                           14,034            9,596
Income tax provision                                                  5,389            3,579
                                                                   --------         --------

Income before cumulative effect of change in
     accounting principle                                             8,645            6,017

Cumulative effect of change in accounting
    principle, net of taxes of $4,121                                    --           (6,926)
                                                                   --------         --------

Net income/(loss)                                                  $  8,645         $   (909)
                                                                   ========         ========

Net income/(loss) per weighted average share before cumulative effect of change in accounting principle:

    Basic                                                          $   0.67         $   0.46
    Diluted                                                        $   0.65         $   0.44

Cumulative effect of change in accounting principle:

    Basic                                                                --         $  (0.53)
    Diluted                                                              --         $  (0.51)

Net income/(loss) per weighted average share:

    Basic                                                          $   0.67         $  (0.07)
    Diluted                                                        $   0.65         $  (0.07)

    Weighted average shares, basic                                   12,955           13,133
    Weighted average shares, diluted, used in the
       calculation of net income/(loss) per weighted
       average share                                                 13,284           13,133


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                          2001             2000
                                                                        ---------        ---------
Cash flows from operating activities:
    Net income/(loss)                                                   $  8,645         $   (909)
    Adjustments to reconcile net income/(loss) to net
      cash flows from operating activities:
        Depreciation and amortization                                      1,338            1,208
        Amortization of direct-response advertising                        6,578            3,881
        Direct-response advertising                                       (9,305)          (8,522)
        Minority interest                                                    314              (48)
        Provision for bad debts                                            4,805            3,223
        Provision for sales allowances                                     3,046            2,746
        Provision for inventory obsolescence                                  --            1,200
        Changes in assets and liabilities:
           Accounts receivable                                            (9,676)           8,191
           Inventories                                                     2,744           (6,382)
           Prepaid expenses and other assets                                (339)             205
           Accounts payable                                               (3,446)             904
           Accrued expenses and other long-term liabilities                 (273)          (2,622)
                                                                        --------         --------

                Total adjustments                                         (4,214)           3,984
                                                                        --------         --------

                Net cash flows from operating activities                   4,431            3,075
                                                                        --------         --------

Cash flows from investing activities:
    Purchase of marketable securities                                     (5,499)              --
    Purchase of property, plant and equipment                             (1,724)          (4,024)
                                                                        --------         --------

                Net cash flows from investing activities                  (7,223)          (4,024)
                                                                        --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common and treasury stock                      205              547
    Repurchase of common stock                                            (2,974)              --
    Contributions to deferred compensation plan                           (1,016)          (1,306)
    Reduction of obligations under capital leases                           (152)            (129)
    Repayment of senior debt and notes payable                                --              (13)
                                                                        --------         --------

                Net cash flows from financing activities                  (3,937)            (901)
                                                                        --------         --------
                Net decrease in cash and cash equivalents                 (6,729)          (1,850)

                Cash and cash equivalents at beginning of period          39,571           40,687
                                                                        --------         --------
                Cash and cash equivalents at end of period              $ 32,842         $ 38,837
                                                                        ========         ========

Supplemental disclosure of cash flow information:
    Assets purchased under capital lease                                $    167         $    116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and judgments are used for, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts, valuation of inventory, accrued expenses and depreciation and amortization. Actual results could differ from those estimates. In addition, certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

2. Included in other assets are restricted investments of $2.71 million and $1.63 million as of June 30 and March 31, 2001, respectively, which represents amounts set aside by the Company under executive deferred compensation plans. The related liability is included in long-term liabilities.

3. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the implementation of SAB 101, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written forms, such as an Authorization of Benefits form and Doctor's Order, to bill Medicare and other third-party payers. The Company records revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers.

         The Company delays revenue recognition for product shipments for which the Company has not yet received a written Authorization of Benefits form and Doctor's Order until the period in which those documents are collected and verified. During the fourth quarter ended March 31, 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted common share, which was applied retroactively as of April 1, 2000 and is included in net income for the quarter ended June 30, 2000.

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare and recognize revenue. As a result, included in inventories as of June 30 and March 31, 2001, is $4.89 million and $6.07 million, respectively, of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents.

4. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

5.       Inventories consist of the following:
        (In thousands)

                                   June 30,       March 31,
                                     2001          2001
                                   -------        -------
            Raw materials          $   592        $   685
            Work in process            698            783
            Finished goods          18,757         21,323
                                   -------        -------
                                   $20,047        $22,791
                                   =======        =======


6. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $9.31 million and $8.52 million in the three months ended June 30, 2001 and 2000, respectively. The Company expenses in the period incurred all other advertising that does not meet the capitalization requirements of SOP 93-7. A total of $6.58 million and $3.88 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended June 30, 2001 and 2000, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

7. Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the three months ended June 30, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 4.6% and 5.1% of gross sales, respectively.

8. Approximately $46.25 million and $36.39 million of net revenues for the three months ended June 30, 2001 and 2000, respectively, were Medicare-related.

9.       Calculations of earnings per share are as follows:


(In thousands, except per share data)                               Three Months Ended
                                                                  June 30,        June 30,
                                                                    2001          2000
                                                                  -------        --------
Net income/(loss)                                                 $ 8,645        $   (909)

BASIC:
Weighted average common stock outstanding, net of treasury
  stock, end of period                                             12,955          13,133
Net income/(loss) per weighted average share, basic               $   .67        $   (.07)
                                                                  =======        ========

DILUTED:
Weighted average common stock outstanding, net of treasury
        stock, end of period                                       12,955          13,133
Weighted average dilutive common stock equivalents                    329              --
                                                                  -------        --------
Weighted average common stock and dilutive common stock
        equivalents outstanding, net of treasury stock             13,284          13,133
Net income/(loss) per weighted average share, diluted             $   .65        $   (.07)
                                                                  =======        ========


         Options to purchase 661,599 shares of common stock were outstanding during the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 882,000 shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of net income/(loss) per weighted average share, diluted, because their impact would have been anti-dilutive. Weighted average common stock equivalents of 483,000 were used in the calculation of net income/(loss) per weighted average share before the cumulative effect of a change in accounting principle in the quarter ended June 30, 2000, as the effect was not anti-dilutive.

10. The Company's total net income/(loss) and comprehensive income was $8.65 million and $(909,000) for the three months ended June 30, 2001 and 2000, respectively.

11.      The Company has three reportable segments:

         Chronic Care - The Company sells diabetes supplies and related products through its Chronic Care segment. The Company offers a wide array of diabetes products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

         Professional Products - The Company sells respiratory products to Medicare-eligible seniors and develops, manufactures, and distributes prescription urology products.

         Consumer Healthcare - The Company offers the AZO line of products which includes over-the-counter female urinary tract discomfort products and home medical diagnostic kits; and, until September 2000, was a distributor of private-label and branded digital thermometers. In September 2000, the Company sold certain assets of its Consumer Healthcare segment. See Note 14 for information on the sale.

         Depreciation and amortization expense attributable to the Company's corporate headquarters is allocated to the operating segments according to the segments' relative percentage of total revenue. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:


                                                Three Months Ended
(In thousands)                                June 30,       June 30,
                                                2001          2000
                                              -------        -------
NET REVENUES:
Chronic Care                                  $47,330        $38,974
Professional Products                          13,838          8,648
Consumer Healthcare                             1,853          2,746
                                              -------        -------
Total                                         $63,021        $50,368
                                              =======        =======

DEPRECIATION AND AMORTIZATION EXPENSE:
Chronic Care                                  $ 4,314        $ 3,326
Professional Products                           3,601          1,748
Consumer Healthcare                                 1             15
                                              -------        -------
Total                                         $ 7,916        $ 5,089
                                              =======        =======

INCOME BEFORE INCOME TAXES:
Chronic Care                                  $ 9,374        $ 6,689
Professional Products                           3,954          2,744
Consumer Healthcare                               706            163
                                              -------        -------
Total                                         $14,034        $ 9,596
                                              =======        =======

                              June 30,         March 31,
                               2001             2001
                              -------         ---------
SEGMENT ASSETS:
Chronic Care                  $ 99,167        $ 97,559
Professional Products           55,754          56,158
Consumer Healthcare              1,706           1,611
Corporate Headquarters          47,487          46,236
                              --------        --------
Total                         $204,114        $201,564
                              ========        ========


12. The Company holds certain marketable securities and certain investments related to executive deferred compensation plans, see Note 2, both of which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities, which have been classified as current assets in the accompanying balance sheet, are reported at fair value and have been classified as available for sale. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of shareholders' equity. Realized and unrealized gains on marketable securities were not material for any period presented. Investments related to the executive deferred compensation plans, which have been classified as trading, are included in long-term other assets and are recorded at fair value. At June 30, 2001 the fair value of these investments was not materially different from cost.

13. In June 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, with any shares repurchased to be held in treasury. No shares were repurchased under this program in the quarter ended June 30, 2000. In the quarter ended June 30, 2001, 125,000 shares were repurchased under this program for $2.97 million. As of June 30, 2001, 362,000 shares had been cumulatively repurchased under this program for $9.61 million. From July 1, 2001 to August 13, 2001, 375,000 shares were repurchased under the June 2000 authorized share repurchase program for $6.81 million. As of August 13, 2001, 737,000 shares had been cumulatively repurchased under this program for $16.42 million. In August 2001 the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares. To date no shares have been repurchased under this supplemental repurchase program.

14. In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. In March 2001, the Company accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

15. In November 2000, the Company filed an amendment to a shelf registration statement it had originally filed in April 2000, to enable it to offer from time to time, shares of its common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of June 30, 2001.

16. The Company is subject to risks and uncertainties common to companies in the healthcare industry, including but not limited to, receipt of third-party healthcare reimbursement, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies and third-party reimbursement organizations. The Company has confirmed that its Liberty Medical Supply subsidiary ("Liberty") is being investigated by the U.S. Attorney's Office for the Southern District of Florida. One inquiry is of a civil nature and PolyMedica has been cooperating fully with the inquiry. The other inquiry is of a criminal nature. The Company only learned of this inquiry in August 2001 and intends to cooperate fully.

         The SEC is currently conducting an informal inquiry of the Company. The Company is voluntarily complying with the inquiry by providing information and documents to the SEC.

         The Company cannot accurately predict the outcome of these inquiries at this time.

         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and Liberty. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Exchange Act. On July 30, 2001, the court granted these motions. Although no filing has yet been made, the Company believes, based on public statements made by plaintiffs' counsel that plaintiffs' counsel plans to move to amend their complaint to extend the class period through August 3, 2001. The Company believes it has meritorious defenses to the existing claims made in the Bowe and Trust Advisors Complaints and intends to contest these claims vigorously. The Company has not seen the amended complaint and therefore cannot comment on its merits. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and related products through our Chronic Care segment. We also provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") and market, manufacture and distribute a line of prescription urological and suppository products through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment.

         Under the change in accounting principle for revenue recognition as described in Note 3 in the financial statements, we recognize revenue upon shipment for product sales to customers who have placed orders, provided that risk of loss has passed to the customer and we have received and verified the required written forms to bill Medicare and other third-party payers. We record revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which we have not yet received a written Authorization of Benefits form and Doctor's Order, until the period in which those documents are collected and verified. This policy represents a change as of April 1, 2000 from our previous policy of recognizing revenue, when third-party payers were involved, upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. The cumulative effect of this change in accounting principle resulted in a one-time net charge of $6.93 million for the quarter ended June 30, 2000.

         Expense items include cost of sales and selling, general and administrative expenses.

         - Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials and overhead costs for products that we manufacture in our facility and shipping and handling fees; and

         - Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

         We have confirmed that our Liberty Medical Supply subsidiary ("Liberty") is being investigated by the U.S. Attorney's Office for the Southern District of Florida. One inquiry is of a civil nature and we have been cooperating fully with the inquiry. The other inquiry is of a criminal nature. We only learned of this inquiry in August 2001 and intend to cooperate fully.

         The Securities and Exchange Commission ("SEC") is currently conducting an informal inquiry of the Company. The Company is voluntarily complying with the inquiry by providing information and documents to the SEC.

         We cannot accurately predict the outcome of these inquiries at this time.

Chronic Care

         We are a national direct-mail provider of diabetes supplies and related products through our Chronic Care segment. Since acquiring Liberty in September 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment in each of the years since 1996.

         We have a database of over 315,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare and/or private insurance companies directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 315,000 active Medicare-eligible diabetes customers, we serve approximately 5.0% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

Professional Products

         We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture, and distribute a broad line of prescription urological and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of June 30, 2001, we had over 30,000 active customers for our respiratory disease supplies.

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

Consumer Healthcare

         Our Consumer Healthcare products are focused on female urinary tract discomfort products and, until September 2000, included private-label and branded digital thermometers. In September 2000, we sold certain assets of our Consumer Healthcare segment, including our thermometry products. See Note 14 in the financial statements for information on the sale. Our female urinary tract discomfort products include AZO-STANDARD(R), which provides relief from urinary tract discomfort, AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(R), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE(TM) and AZO CONFIDENCE(TM). AZO MENOPAUSE offers relief from hot flashes and related menopausal symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST(TM) and AZO PMS(TM) were introduced in the fiscal year ended March 31, 2000. These products are designed to provide relief from yeast infections and pre-menstrual syndrome, respectively.

Growth Strategy

         Our growth strategy includes the following elements:

         - continue growth in our Chronic Care and Professional Products segments by expanding our customer base and product offerings;

         -        expand non-Medicare initiatives;

         -        continue e-commerce marketing; and

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

         We operate from manufacturing and distribution facilities located in Massachusetts and Florida. Virtually all of our product sales are denominated in U.S. dollars.

         Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Total net revenues increased 25.1% to $63.02 million in the three months ended June 30, 2001, as compared with $50.37 million in the three months ended June 30, 2000. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments which increased 21.4% and 60.0%, respectively, in the three months ended June 30, 2001, as compared with the three months ended June 30, 2000. See Note 11 in the financial statements for segment information.

         Net revenues in the Chronic Care segment increased 21.4% to $47.33 million in the three months ended June 30, 2001, as compared with $38.97 million in the three months ended June 30, 2000. This growth was due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment.

         Net revenues in the Professional Products segment increased 60.0% to $13.84 million in the three months ended June 30, 2001, as compared with $8.65 million in the three months ended June 30, 2000. This increase was primarily attributable to the growth in shipments of respiratory products in the three months ended June 30, 2001, as compared with the three months ended June 30, 2000, due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 32.5% to $1.85 million in the three months ended June 30, 2001, as compared with $2.75 million in the three months ended June 30, 2000, due primarily to the September 2000 sale of certain assets of our Consumer Healthcare segment.

         As a percentage of total net revenues, overall gross margins were 66.3% in the three months ended June 30, 2001, and 62.3% in the three months ended June 30, 2000. This increase was due primarily to favorable product mix within segments, increased sales in our high margin Professional Products segment, and a reduced inventory obsolescence provision in our Consumer Healthcare segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 44.3% in the three months ended June 30, 2001, as compared with 44.4% in the three months ended June 30, 2000. Selling, general and administrative expenses increased 24.9% in the three months ended June 30, 2001 to $27.91 million, as compared with $22.34 million in the three months ended June 30, 2000. This increase was primarily attributable to our continued expansion efforts combined with an increase in direct-response advertising amortization of $2.70 million to $6.58 million in the quarter ended June 30, 2001, from $3.88 million in the quarter ended June 30, 2000.

         Investment income decreased 14.9% to $540,000 in the three months ended June 30, 2001, as compared with $634,000 in the three months ended June 30, 2000, due primarily to a decline in interest rates. Interest expense decreased 37.3% to $43,000 in the three months ended June 30, 2001, as compared with $69,000 in the three months ended June 30, 2000, due primarily to the December 2000 repayment of Liberty's Port St. Lucie facility mortgage for $1.36 million.

         Pretax income before the cumulative effect of a change in accounting principle was $14.03 million in the three months ended June 30, 2001, a 46.2% increase as compared with $9.60 million in the three months ended June 30, 2000. This increase was primarily the result of greater net revenues and improved gross margins, partially offset by increased selling, general and administrative expenses incurred to further our expansion efforts.

         Our income before the cumulative effect of a change in accounting principle, net of taxes, increased 43.7% to $8.65 million, or $0.65 per diluted weighted average share, for the quarter ended June 30, 2001, as compared with $6.02 million, or $0.44 per diluted weighted average share, for the quarter ended June 30, 2000. Net income/(loss) was $8.65 million, or $0.65 per diluted weighted average share, for the three months ended June 30, 2001, as compared with $(909,000), or $(0.07) per diluted weighted average share, for the three months ended June 30, 2000.

Liquidity and Capital Resources

         We have generated positive cash flow from operations in each of the last 10 quarters and have reported positive annual cash flows from operations in each of the last 3 fiscal years. Our cash and cash equivalents balance decreased $6.73 million to $32.84 million as of June 30, 2001, as compared with $39.57 million as of March 31, 2001, due primarily to cash used for investing and financing activities that offset cash flows generated from operations. Cash flows from operations of $4.43 million for the quarter ended June 30, 2001 were generated by net income of $8.65 million offset by cash used to fund certain areas of our operations, such as increasing spending for direct-response advertising to further expand our customer base, both for diabetes testing and respiratory supplies and decreasing levels of accrued expenses and accounts payable to take advantage of cash discounts offered by vendors.

         In the quarters ended June 30, 2001 and June 30, 2000, we used $7.22 million and $4.02 million of cash for investing activities, respectively. Gross property, plant and equipment purchases totaled $1.72 million and $4.02 million for the three months ended June 30, 2001 and June 30, 2000, respectively. The Company's higher spending for property, plant and equipment in the prior year was related to the opening of the Company's Port St. Lucie facility. The decrease in property, plant and equipment purchases was offset by the purchase of $5.50 million of marketable securities in the quarter ended June 30, 2001, resulting in a total decrease in cash flows from investing activities of $3.20 million in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

         In the quarter ended June 30, 2001, we used $3.94 million of cash for financing activities, $2.97 million of which was used to repurchase 125,000 shares of our common stock. In June 2000, our Board of Directors approved a 1,000,000 share repurchase program which allows us to repurchase shares in the open market. As of June 30, 2001, 362,000 shares had been repurchased under this program for $9.61 million.

         In August 2001 our Board of Directors approved a repurchase program for an additional 1,000,000 shares. To date no shares have been repurchased under this supplemental repurchase program. Other financing activities included sales of common stock, repayments of capital lease obligations and funding of executive deferred compensation plans.

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

         In November 2000, we filed an amendment to a shelf registration statement we had originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of June 30, 2001.

         We believe that our cash and cash equivalents balance as of June 30, 2001 of $32.84 million, together with other sources of funds, including funds from maturing marketable securities and cash flow generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition.

         We hold certain marketable securities and certain investments related to executive deferred compensation plans, see Note 2, both of which are accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities, which have been classified as current assets in the accompanying balance sheet, are reported at fair value and have been classified as available for sale. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of shareholders' equity. Realized and unrealized gains on marketable securities were not material for any period presented. Investments related to the executive deferred compensation plans, which have been classified as trading, are included in long term other assets and are recorded at fair value. At June 30, 2001 the fair value of these investments was not materially different from cost.

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies will depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement, fines or penalties, and other sanctions.

         The Department of Justice is currently conducting both a civil and a criminal inquiry of our Liberty Medical Supply subsidiary ("Liberty").

         The Securities and Exchange Commission ("SEC") is currently conducting an informal inquiry of the Company. The Company is voluntarily complying with the inquiry by providing information and documents to the SEC.

         We cannot accurately predict the outcome of these inquiries at this time.

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

The profitability of our Chronic Care and Professional Products segments will decrease if we do not receive recurring orders from customers

         We generally incur losses and negative cash flow with respect to the first order from a new customer for Chronic Care products and respiratory products, included in our Professional Products segment, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

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

We could have difficulty selling our Consumer Healthcare and Professional Products if we cannot maintain and expand our sales to distributors

         We rely on third-party distributors to market and sell our Consumer Healthcare and Professional Products. Our sales of these products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We own certain money market funds, mutual funds, and commercial paper that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. We do not own derivative financial instruments in our investment portfolio.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. The Bowe Complaint also refers to a magazine article published in November 2000 reporting an alleged investigation by the Federal Bureau of Investigation of the Company and its Liberty Medical Supply subsidiary ("Liberty"). On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Exchange Act. On July 30, 2001 the court granted these motions. Although no filing has yet been made, the Company believes, based on public statements made by plaintiffs' counsel that plaintiffs' counsel plans to move to amend their complaint to extend the class period through August 3, 2001. The Company believes it has meritorious defenses to the existing claims made in the Bowe and Trust Advisors Complaints and intends to contest these claims vigorously. The Company has not seen the amended complaint and therefore cannot comment on its merits. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      There are no exhibits following this report.

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PolyMedica Corporation
                                        --------------------------------------
                                        (registrant)


                                        /s/ Steven J. Lee
                                        --------------------------------------
                                        Steven J. Lee
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Eric G. Walters
                                        ---------------------------------------
                                        Eric G. Walters
                                        Executive Vice President and Clerk
                                        (Principal Financial Officer)



                                        /s/ Stephen C. Farrell
                                        ---------------------------------------
                                        Stephen C. Farrell
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

Dated: August 14, 2001