Form 10-Q
period 2001-09-30
POLYMEDICA CORP
filed 2001-11-14
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares issued of the registrant's Common Stock as of November 13, 2001 was 13,284,803, which includes 973,977 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I  -      FINANCIAL INFORMATION

Item 1  -      Financial Statements

                  Consolidated Balance Sheets as of
                        September 30 (unaudited) and March 31, 2001                       3

                  Unaudited Consolidated Statements of Operations
                           for the three and six months ended
                           September 30, 2001 and 2000                                    5

                  Unaudited Consolidated Statements of Cash Flows
                           for the six months ended
                           September 30, 2001 and 2000                                    6

                  Notes to Consolidated Financial Statements                              7

Item 2  -      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              14

Item 3  -      Quantitative and Qualitative Disclosures About Market Risk                28

PART II -      OTHER INFORMATION

Item 1 -       Legal Proceedings                                                         29

Item 4 -       Submission of Matters to a Vote of Security Holders                       30

Item 6  -      Exhibits and Reports on Form 8-K                                          31

Signatures                                                                               32

Exhibit Index                                                                            33

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                         SEPTEMBER 30,
                                                             2001           MARCH 31,
                                                          (UNAUDITED)        2001
                                                         -------------    -----------
ASSETS

Current assets:
      Cash and cash equivalents                            $ 31,468        $ 39,571
      Accounts receivable (net of allowances of
         $14,275 and $13,729 as of September 30 and
         March 31, 2001, respectively)                       41,090          31,969
      Inventories                                            19,518          22,791
      Deferred tax asset                                      9,558           9,558
      Prepaid expenses and other
         current assets                                       1,675           1,073
                                                           --------        --------

              Total current assets                          103,309         104,962

Property, plant, and equipment, net                          25,809          22,199
Intangible assets, net                                       31,585          32,723
Direct response advertising, net                             47,052          39,940
Other assets                                                  1,396           1,740
                                                           --------        --------

              Total assets                                 $209,151        $201,564
                                                           ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                   SEPTEMBER 30,
                                                                       2001           MARCH 31,
                                                                    (UNAUDITED)         2001
                                                                   -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  10,436         $  13,118
    Amounts due to Medicare                                             5,702                --
    Accrued expenses                                                   13,768             8,277
    Current portion, capital lease obligations                            687               587
                                                                    ---------         ---------

              Total current liabilities                                30,593            21,982

Long-term capital lease and other obligations                           1,146             2,576
Deferred income taxes                                                  17,551            17,551
                                                                    ---------         ---------

              Total liabilities                                        49,290            42,109

Minority interest                                                         945               805
Commitments

Shareholders' equity:
      Preferred stock, $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                             --                --
      Common stock, $.01 par value; 50,000,000 shares
        authorized; 13,284,803 and 13,275,993 shares issued
        as of September 30 and March 31, 2001, respectively               133               133
      Treasury stock, at cost (963,977 and 205,325 shares as
        of September 30 and March 31, 2001, respectively)             (18,745)           (5,526)
      Additional paid-in capital                                      118,868           118,710
      Retained earnings                                                58,660            45,333
                                                                    ---------         ---------

              Total shareholders' equity                              158,916           158,650
                                                                    ---------         ---------

              Total liabilities and shareholders' equity            $ 209,151         $ 201,564
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     SEPT. 30,        SEPT. 30,         SEPT. 30,        SEPT. 30,
                                                       2001              2000             2001              2000
                                                     ---------        ---------         ---------        ---------

Net revenues                                        $ 68,851         $ 54,241         $ 131,872         $ 104,609

Cost of sales                                         23,555           19,487            44,820            38,476
                                                    --------         --------         ---------         ---------

Gross margin                                          45,296           34,754            87,052            66,133

Selling, general and administrative
  expenses                                            38,059           23,427            65,964            45,766
                                                    --------         --------         ---------         ---------

Income from operations                                 7,237           11,327            21,088            20,367

Other income and expense:
  Investment income / (loss)                             234              732               774             1,366
  Interest expense                                       (44)             (79)              (87)             (148)
  Other income and expense                                (1)             (77)               (1)              (62)
  Minority interest                                      174             (180)             (140)             (204)
                                                    --------         --------         ---------         ---------

                                                         363              396               546               952

Income before income taxes                             7,600           11,723            21,634            21,319
Income tax provision                                   2,918            4,373             8,307             7,952
                                                    --------         --------         ---------         ---------

Income before cumulative effect of change in
  accounting principle                                 4,682            7,350            13,327            13,367

Cumulative effect of a change in accounting
  principle, net of taxes of $4,121                       --               --                --            (6,926)
                                                    --------         --------         ---------         ---------

Net income                                          $  4,682         $  7,350         $  13,327         $   6,441

Net income per weighted average share
  before cumulative effect of change in
  accounting principle:

    Basic                                           $    .37         $    .56         $    1.04         $    1.02
    Diluted                                         $    .36         $    .54         $    1.02         $     .98

Cumulative effect of change in
  accounting principle:

    Basic                                           $     --         $     --         $      --         $   (0.53)
    Diluted                                         $     --         $     --         $      --         $   (0.51)

Net income per weighted average share:

    Basic                                           $    .37         $    .56         $    1.04         $     .49
    Diluted                                         $    .36         $    .54         $    1.02         $     .47

    Weighted average shares, basic                    12,680           13,182            12,818            13,157

    Weighted average shares, diluted                  12,949           13,622            13,116            13,619


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,

                                                                                     2001               2000
                                                                                   --------         --------
Cash flows from operating activities:
    Net income                                                                     $ 13,327         $  6,441
    Adjustments to reconcile net income to net cash flows:
        Depreciation and amortization excluding direct-response advertising
           amortization                                                               2,700            2,507
        Amortization of direct-response advertising                                  13,978            8,506
        Direct-response advertising                                                 (21,090)         (16,324)
        Minority interest                                                               140              133
        Provision for bad debts                                                       9,998            6,866
        Provision for sales allowances                                                5,813            5,851
        Provision for inventory obsolescence                                            186            1,740
        Changes in assets and liabilities:
           Accounts receivable                                                      (24,932)               7
           Inventories                                                                3,087           (7,972)
           Prepaid expenses and other assets                                         (1,096)             442
           Accounts payable                                                          (2,682)          (1,734)
           Amounts due to Medicare                                                    5,702               --
           Accrued expenses and other long-term liabilities                           6,096              105
                                                                                   --------         --------

                Total adjustments                                                    (2,100)             127
                                                                                   --------         --------

                Net cash flows from operating activities                             11,227            6,568
                                                                                   --------         --------

Cash flows from investing activities:
    Purchase of marketable securities                                                (5,499)         (20,300)
    Proceeds from sale of marketable securities                                       5,499               --
    Proceeds from sale of certain assets of the healthcare business                      --              300
    Purchase of property, plant and equipment                                        (4,850)          (5,502)
                                                                                   --------         --------

                Net cash flows from investing activities                             (4,850)         (25,502)
                                                                                   --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common and treasury stock                                 295              889
    Repurchase of common stock                                                      (13,357)            (766)
    Contributions to deferred compensation plans                                     (1,103)          (1,329)
    Reduction of obligations under capital leases                                      (315)            (258)
    Repayment of senior debt and notes payable                                           --              (27)
                                                                                   --------         --------

                Net cash flows from financing activities                            (14,480)          (1,491)
                                                                                   --------         --------

                Net decrease in cash and cash equivalents                            (8,103)         (20,425)

                Cash and cash equivalents at beginning of period                     39,571           40,687
                                                                                   --------         --------

                Cash and cash equivalents at end of period                         $ 31,468         $ 20,262

Supplemental disclosure of cash flow information:
    Receipt of long-term note receivable from sale of certain assets of the
       healthcare business                                                         $     --         $  1,125
    Assets purchased under capital lease                                                323              116



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and its unaudited consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and judgments are used for, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, accrued expenses and depreciation and amortization. Actual results could differ from those estimates. In addition, certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

2. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the implementation of SAB 101, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written forms, such as an Authorization of Benefits form and Doctor's Order, to bill Medicare and other third-party payers. The Company records revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers.

         The Company delays revenue recognition for product shipments for which the Company has not yet received a written Authorization of Benefits form and Doctor's Order until the period in which those documents are collected and verified. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted common share, which was applied retroactively as of April 1, 2000 and is included in net income for the six months ended September 30, 2000.

3. Approximately $44.35 million and $38.74 million of net revenues for the three months ended September 30, 2001 and 2000, respectively, were Medicare-related. Approximately $90.60 million and $75.13 million of net revenues for the six months ended September 30, 2001 and 2000, respectively, were Medicare-related.

4. Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the three months ended September 30, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 3.9% and 5.4% of gross revenues, respectively. During the six months ended September 30, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 4.2% and 5.3% of gross revenues, respectively.

5.       Inventories consist of the following:
         (In thousands)

                     September 30,    March 31,
                         2001           2001
                     -------------  ------------
Raw materials          $   552        $   685
Work in process            448            783
Finished goods          18,518         21,323
                       -------        -------
                       $19,518        $22,791
                       =======        =======

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare and other third-party payers and recognize revenue. As a result, included in inventories as of September 30 and March 31, 2001, is $5.06 million and $6.07 million, respectively, of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents.

6. Included in long-term other assets are restricted investments of $788,000 and $1.63 million as of September 30 and March 31, 2001, respectively, which represent amounts set aside by the Company under executive deferred compensation plans (the "Plans"). The related liability is included in capital lease and other long-term obligations. Changes in the fair value of investments held in the Plans are recorded as investment income or loss with a corresponding adjustment to compensation expense, long-term other assets and capital lease and other long-term obligations. As of September 30, 2001, the fair value of these investments was not materially different from cost. In the six months ended September 30, 2001, $1.88 million was paid to certain beneficiaries of the Plans. Amounts funded to the Plans in the six months ended September 30, 2001 approximated $1.00 million.

         The investments held in the Plans are accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and as such, have been classified as trading, are included in long-term other assets and are recorded at fair value. At September 30, 2001, the fair value of these investments was not materially different from cost.

7. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with tests of the goodwill's impairment, at various periods, specifically upon adoption of SFAS No. 142, annually, and as a result of a specific event or activity, and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted by the Company, as required, in fiscal year 2004. The impact of SFAS No. 143 on the Company's financial statements has not yet been determined.

         In October 2001 the FASB issued FASB Statement No. 144 ("FAS 144" or the "Standard"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single model (based on the framework established in FAS
121) for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted by the Company, as required, in fiscal 2003. Generally, its provisions are to be applied prospectively. The impact of FAS 144 on the Company's financial statements has not yet been determined.

8. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $11.78 million and $7.80 million in the three months ended September 30, 2001 and 2000, respectively. The Company expenses in the period all other advertising incurred. A total of $7.40 million and $4.63 million in direct-response advertising was amortized and charged to selling, general and administrative expense for the three months ended September 30, 2001 and 2000, respectively. A total of $21.09 million and $16.32 million of direct-response advertising was capitalized in the six months ended September 30, 2001 and 2000, respectively. A total of $13.98 million and $8.51 million was amortized and charged to selling, general and administrative expense for the six months ended September 30, 2001 and 2000, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Any change in existing accounting rules or business change that reduces revenue or earnings or that shortens or eliminates the amortization period of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

9. In September 2000, the Company sold certain assets of its thermometry and compliance products business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at an interest rate of 7%, maturing September 20, 2003. In March 2001, the Company accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

10. Amounts due to Medicare of $5.70 million as of September 30, 2001, represent probable maximum amounts due to Medicare related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in the Company's Professional Products segment. Beginning September 6, 2001 through November 13, 2001 the Company has received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") totaling $845,000 relating to this reimbursement formula. Since September 1999, PolyMedica has been reimbursed by all four DMERCs based on its earlier interpretation of the reimbursement formula and previously had received no administrative overpayment notices disputing that formula. The liability of $5.70 million is the remaining difference between reimbursement under the two interpretations of the reimbursement formula for all relevant transactions and assumes that all four DMERCs issue similar administrative overpayment notices. The Company is processing administrative overpayment notices as received and refunds are being issued. Of the $5.70 million liability, $5.03 million was charged to selling, general and administrative expenses in the quarter ended September 30, 2001 for billing adjustments prior to July 1, 2001 and $823,000 represents billing adjustments related to the quarter ended September 30, 2001. Approximately $150,000 of the total liability was paid or credited prior to September 30, 2001, resulting in a September 30, 2001 balance of $5.70 million.

11. Minority interest in the Consolidated Balance Sheets of $945,000 and $805,000 as of September 30 and March 31, 2001, respectively, represents the ownership interests in certain subsidiaries of the Company purchased and held by certain Company executives. The minority interest amounts in the Consolidated Statements of Operations of $174,000 and ($180,000) for the three months ended September 30, 2001 and 2000, respectively, and ($140,000) and ($204,000) for the six months ended September 30, 2001 and 2000, respectively, represent changes in the value of such ownership interests purchased and held by certain Company executives.

12.      The Company has three reportable segments:

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

         Consumer Healthcare - The Company offers the AZO line of products which includes over-the-counter female urinary tract discomfort products and home medical diagnostic kits; and, until September 2000, was a distributor of private-label and branded digital thermometers. In September

2000, the Company sold certain assets of its Consumer Healthcare segment. See
Note 9 for information on the sale.

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

                                           Three months ended                Six months ended
                                        Sept. 30,        Sept. 30,       Sept. 30,        Sept. 30,
(In thousands)                           2001             2000            2001             2000
                                      ---------        ---------       ---------        ---------
NET REVENUES:
Chronic Care                          $ 52,827         $ 40,274         $100,157        $  79,248
Professional Products                   13,883           10,558           27,721           19,206
Consumer Healthcare                      2,141            3,409            3,994            6,155
                                      --------         --------         --------        ---------
Total                                 $ 68,851         $ 54,241         $131,872        $ 104,609
                                      ========         ========         ========        =========

DEPRECIATION AND AMORTIZATION:

Chronic Care                          $  4,627         $  3,661         $  8,941        $   6,987
Professional Products                    4,135            2,252            7,736            4,000
Consumer Healthcare                       --                 11                1               26
                                      --------         --------         --------        ---------
Total                                 $  8,762         $  5,924         $ 16,678        $  11,013
                                      ========         ========         ========        =========

INCOME BEFORE INCOME TAXES:

Chronic Care                          $  8,431         $  9,281         $ 17,822        $  15,988
Professional Products                   (1,860)           3,497            2,075            6,227
Consumer Healthcare                      1,029           (1,055)           1,737             (896)
                                      --------         --------         --------        ---------
Total                                 $  7,600         $ 11,723         $ 21,634        $  21,319
                                      ========         ========         ========        =========

                                      Sept. 30,         March 31,
                                        2001              2001
                                      ---------         ---------
SEGMENT ASSETS:
Chronic Care                          $109,439         $ 97,559
Professional Products                   58,461           56,158
Consumer Healthcare                      2,034            1,611
Corporate Headquarters                  39,217           46,236
                                      --------         --------
Total                                 $209,151         $201,564
                                      ========         ========

13. In June 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares. In the quarter ended September 30, 2001, 639,000 shares were repurchased under these programs for $10.38 million. As of September 30, 2001, 1,001,000 shares had been cumulatively repurchased under these programs for $20.00 million. From October 1, 2001 to November 13, 2001, 10,000 shares were repurchased under the August 2001 authorized share repurchase program for $167,000. As of November 13, 2001, 1,011,000 shares had been cumulatively repurchased under these programs for $20.17 million. As of November 13, 2001, 989,000 shares remain authorized for repurchase under the August 2001 authorized share repurchase program.

14. In November 2000, the Company filed an amendment to a shelf registration statement it had originally filed in April 2000, to enable it to offer from time to time, shares of its common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of September 30, 2001.

15. The Company is subject to risks and uncertainties common to companies in the healthcare industry, including but not limited to, receipt of third-party healthcare reimbursement, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies and third-party reimbursement organizations. The Company's Liberty Medical Supply and Liberty Home Pharmacy subsidiaries are being investigated by the U.S. Attorney's Office for the Southern District of Florida with respect to Medicare compliance. One investigation is of a civil nature and the other is criminal. PolyMedica has been cooperating fully with both investigations. The SEC is conducting an inquiry of the Company and the Company is cooperating fully. The Company cannot accurately predict the outcome of these proceedings at this time.

         The Company and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors of the Company in a Massachusetts state court alleging certain breaches of fiduciary duty. Finally, there is a derivative action against the directors of the Company in United States District Court also alleging certain breaches of fiduciary duty. The Company, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the various claims probable, it cannot accurately predict their ultimate disposition. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

16. The Company's total net income and comprehensive income was $4.68 million and $7.35 million for the three months ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001 and 2000, total net income and comprehensive income was $13.33 million and $6.44 million, respectively.

17.      Calculations of earnings per share are as follows:

(In thousands, except per share data)                                      Three Months Ended             Six Months Ended
                                                                         Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                                                           2001           2000           2001           2000
                                                                         ---------     ---------      ---------      ---------

Net income                                                                 $ 4,682        $ 7,350        $13,327        $ 6,441

BASIC:

Weighted average common stock outstanding, net of treasury stock,
     end of period                                                          12,680         13,182         12,818         13,157
Net income per weighted average share, basic                               $   .37        $   .56        $  1.04        $   .49
                                                                           =======        =======        =======        =======

DILUTED:

Weighted average common stock outstanding, net of treasury stock,
     end of period                                                          12,680         13,182         12,818         13,157
Weighted average dilutive common stock equivalents                             269            440            298            462
                                                                           -------        -------        -------        -------
Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock
                                                                            12,949         13,622         13,116         13,619
Net income per weighted average share, diluted                             $   .36        $   .54        $  1.02        $   .47
                                                                           =======        =======        =======        =======

         Options to purchase 1,033,456 and 652,500 shares of common stock were outstanding during the three months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares. During the six months ended September 30, 2001 and 2000, options to purchase 661,370 and 0 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares.

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

         Under the change in accounting principle for revenue recognition as described in Note 2 in the financial statements, we recognize revenue upon shipment for product sales to customers who have placed orders, provided that risk of loss has passed to the customer and we have received and verified the required written forms to bill Medicare and other third-party payers. We record revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which we have not yet received a written Authorization of Benefits form and Doctor's Order, until the period in which those documents are collected and verified. This policy represents a change as of April 1, 2000 from our previous policy of recognizing revenue, when third-party payers were involved, upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. The cumulative effect of this change in accounting principle resulted in a one-time net charge of $6.93 million included in net income for the six months ended September 30, 2000.

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

         We have a database of over 335,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare and/or private insurance companies directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 335,000 active Medicare-eligible diabetes customers, we serve approximately 5.3% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

Professional Products

         We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture, and distribute a broad line of prescription urological and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of September 30, 2001, we had over 32,000 active customers for our respiratory disease supplies.

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

Consumer Healthcare

         Our Consumer Healthcare products are focused on female urinary tract discomfort products and, until September 2000, included private-label and branded digital thermometers. In September 2000, we sold certain assets of our Consumer Healthcare segment, including our thermometry products. See Note 9 in the financial statements for information on the sale. Our female urinary tract discomfort products include AZO-STANDARD(R), which provides relief from urinary tract discomfort, AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(R), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. In April 1999, we began shipping two new homeopathic botanical products, AZO MENOPAUSE(TM) and AZO CONFIDENCE(TM). AZO MENOPAUSE offers relief from hot flashes and related menopausal symptoms. AZO CONFIDENCE is used for the relief of symptoms of incontinence. An additional two products, AZO YEAST(TM) and AZO PMS(TM) were introduced in the fiscal year ended March 31, 2000. These products are designed to provide relief from yeast infections and pre-menstrual syndrome, respectively.

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

Investigations

         Our Liberty Medical Supply and Liberty Home Pharmacy subsidiaries are being investigated by the U.S. Attorney's Office for the Southern District of Florida with respect to Medicare Compliance. One investigation is of a civil nature and the other is criminal. We have been cooperating fully with both investigations. The Securities and Exchange Commission ("SEC") is conducting an inquiry of us and we are cooperating fully. We cannot accurately predict the outcome of these proceedings at this time.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Total net revenues increased 26.9% to $68.85 million in the three months ended September 30, 2001, as compared with $54.24 million in the three months ended September 30, 2000. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments which increased 31.2% and 31.5%, respectively, in the three months ended September 30, 2001, as compared with the three months ended September 30, 2000. Sales allowances recorded in the three months ended September 30, 2001 were approximately 3.9% of gross revenues, as compared with 5.4% of gross revenues in the three months ended September 30, 2000, as a result of further automation in our document collection process and increased customer service efforts. See Note 12 in the financial statements for segment information.

         Net revenues in the Chronic Care segment increased 31.2% to $52.83 million in the three months ended September 30, 2001, as compared with $40.27 million in the three months ended September 30, 2000. This growth was due primarily to new customer sales as a result of our direct-response advertising spending and recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 which added 3.7% to the revenue of many of our Chronic Care segment products. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% was recorded in the quarter ended September 30, 2001. This incremental 3.28% will be in effect through December 31, 2001.

         Net revenues in the Professional Products segment increased 31.5% to $13.88 million in the three months ended September 30, 2001, as compared with $10.56 million in the three months ended September 30, 2000. This increase was primarily attributable to the growth in shipments of respiratory products in the three months ended September 30, 2001 as compared with the three months ended September 30, 2000, due to new customer sales stimulated by direct-response advertising spending as well as recurring shipments to existing customers. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 37.2% to $2.14 million in the three months ended September 30, 2001, as compared with $3.41 million in the three months ended September 30, 2000, due primarily to the September 2000 sale of certain assets of our Consumer Healthcare segment.

         As a percentage of total net revenues, overall gross margins were 65.8% in the three months ended September 30, 2001 and 64.1% in the three months ended September 30, 2000. This increase was due primarily to a cost of living adjustment described above which added 6.98% to the revenue of most of our Chronic Care segment products in the quarter ended September 30, 2001 and increased sales in our higher margin Professional Products segment, partially offset by higher product costs and a change in the product mix for our Chronic Care and Professional Products segments. In addition, gross margins were affected by a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations.

         As a percentage of total net revenues, selling, general and administrative expenses were 55.3% in the three months ended September 30, 2001, as compared with 43.2% in the three months ended September 30, 2000. Selling, general and administrative expenses increased by 62.5% in the three months ended September 30, 2001 to $38.06 million, as compared with $23.43 million in the three months ended September 30, 2000. This increase was primarily attributable to unusual legal and related expenses and charges of $5.03 million for probable maximum amounts due to Medicare, which relate to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Professional Products segment. We do not expect any further charges to income as a result of this change. See Note 10 in the financial statements for information on these charges. The unusual legal and related expenses in the quarter ended September 30, 2001 are primarily attributable to previously reported investigations of our Liberty Medical Supply and Liberty Home Pharmacy subsidiaries. Total legal and related expenses in the three months ended September 30, 2001 were $2.65 million, as compared with $474,000 in the three months ended September 30, 2000. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $2.77 million to $7.40 million in the quarter ended September 30, 2001, from $4.63 million in the quarter ended September 30, 2000.

          Investment income or loss decreased 67.9% to $234,000 in the three months ended September 30, 2001, as compared with $732,000 in the three months ended September 30, 2000, due to a lower average cash balance, lower interest rates, and increased losses on restricted investments held in the executive deferred compensation plans in the quarter ended September 30, 2001, as compared with the quarter ended September 30, 2000. Interest expense decreased 44.7% to $44,000 in the three months ended September 30, 2001, as compared with $79,000 in the three months ended September 30, 2000, due primarily to the elimination of interest expense on Liberty's Port St. Lucie facility mortgage in the quarter ended September 30, 2001 as a result of the December 2000 $1.36 million repayment. Changes in the fair value of investments held in the executive deferred compensation plans are recorded as investment income or loss with a corresponding adjustment to compensation expense, long-term other assets and capital lease and other long-term obligations.

         Net income decreased 36.3% to $4.68 million, or $0.36 per diluted weighted average share, for the quarter ended September 30, 2001, as compared with $7.35 million, or $0.54 per diluted weighted average share, for the quarter ended September 30, 2000. The decrease in net income was primarily attributable to unusual legal and related expenses and adjustments to earnings for probable maximum amounts due to Medicare, recorded during the quarter ended September 30, 2001. See note 10 in the financial statements for more information on the probable maximum amounts due to Medicare.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

         Total net revenues increased 26.1% to $131.87 million in the six months ended September 30, 2001, as compared with $104.61 million in the six months ended September 30, 2000. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments which increased 26.4% and 44.3%, respectively, in the six months ended September 30, 2001, as compared with the six months ended September 30, 2000. Sales allowances recorded in the six months ended September 30, 2001 were approximately 4.2% of gross revenues, as compared with 5.3% of gross revenues in the six months ended September 30, 2000, as a result of further automation in our document collection process and increased customer service efforts. See Note 12 in the financial statements for segment information.

         Net revenues in the Chronic Care segment increased 26.4% to $100.16 million in the six months ended September 30, 2001, as compared with $79.25 million in the six months ended September 30, 2000. This growth was due primarily to new customer sales as a result of our direct-response advertising spending and recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 which added 3.7% to the revenue of most of our Chronic Care segment products. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% was recorded in the quarter ended September 30, 2001. This incremental 3.28% will be in effect through December 31, 2001.

         Net revenues in the Professional Products segment increased 44.3% to $27.72 million in the six months ended September 30, 2001, as compared with $19.21 million in the six months ended September 30, 2000. This increase was primarily attributable to the growth in shipments of respiratory products in the six months ended September 30, 2001 as compared with the six months ended September 30, 2000, due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 35.1% to $3.99 million in the six months ended September 30, 2001, as compared with $6.15 million in the six months ended September 30, 2000, due primarily to the September 2000 sale of certain assets of our Consumer Healthcare segment.

         As a percentage of total net revenues, overall gross margins were 66.0% in the six months ended September 30, 2001, and 63.2% in the six months ended September 30, 2000. This increase was due primarily to a cost of living adjustment which added 6.98% to the revenue of most of our Chronic Care segment products in the three months ended September 30, 2001 and increased sales in our higher margin Professional Products segment, partially offset by higher product costs and a change in the product mix for our Chronic Care and Professional Products segments. In addition, gross margins were affected by a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations.

         As a percentage of total net revenues, selling, general and administrative expenses were 50.0% in the six months ended September 30, 2001, as compared with 43.7% in the six months ended September 30, 2000. Selling, general and administrative expenses increased by 44.1% in the six months ended September 30, 2001 to $65.96 million, as compared with $45.77 million in the six months ended September 30, 2000. This increase was primarily attributable to unusual legal and related expenses and charges of $5.03 million for probable maximum amounts due to Medicare, which relate to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Professional Products segment. We do not expect any further charges to income as a result of this change. See Note 10 in the financial statements for information on these charges. The unusual legal and related expenses in the quarter ended September 30, 2001 are primarily attributable to previously reported investigations of our Liberty Medical Supply and Liberty Home Pharmacy subsidiaries. Total legal and related expenses in the six months ended September 30, 2001 were $3.14 million, as compared with $803,000 in the six months ended September 30, 2000.

Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $5.47 million to $13.98 million in the six months ended September 30, 2001, from $8.51 million in the six months ended September 30, 2000.

         Investment income or loss decreased 43.3% to $774,000 in the six months ended September 30, 2001, as compared with $1.37 million in the six months ended September 30, 2000, due to a lower average cash balance, lower interest rates, and increased losses on restricted investments held in the executive deferred compensation plans in the six months ended September 30, 2001, as compared with the six months ended September 30, 2000. Interest expense decreased 41.2% to $87,000 in the six months ended September 30, 2001, as compared with $148,000 in the six months ended September 30, 2000, due primarily to the elimination of interest expense on Liberty's Port St. Lucie facility mortgage in the six months ended September 30, 2001 as a result of the December 2000 $1.36 million repayment. Changes in the fair value of investments held in the executive deferred compensation plans are recorded as investment income or loss with a corresponding adjustment to compensation expense, long-term other assets and capital lease and other long-term obligations.

         Pretax income before the cumulative effect of a change in accounting principle was $21.63 million in the six months ended September 30, 2001, a 1.5% increase as compared with $21.32 million in the six months ended September 30, 2000. The marginal increase was primarily attributable to unusual legal and related expenses and adjustments to earnings for probable maximum amounts due to Medicare, recorded in the six months ended September 30, 2001, without which the increase in pretax income would have been more significant.

         Our income before the cumulative effect of a change in accounting principle, net of taxes, was $13.33 million, or $1.02 per diluted weighted average share, for the six months ended September 30, 2001, as compared with $13.37 million, or $0.98 per diluted weighted average share, for the six months ended September 30, 2000. Net income was $13.33 million, or $1.02 per diluted weighted average share, for the six months ended September 30, 2001, as compared with $6.44 million, or $0.47 per diluted weighted average share, for the six months ended September 30, 2000.

Liquidity and Capital Resources

         We have generated positive cash flow from operations in each of the last 11 quarters and have reported positive annual cash flows from operations in each of the last 3 fiscal years. Our cash and cash equivalents balance decreased $8.10 million to $31.47 million as of September 30, 2001, as compared with $39.57 million as of March 31, 2001, due primarily to cash used for investing and financing activities, including the repurchase of shares of our common stock, offset by cash flows generated from operations. Cash flows from operations of $11.23 million for the six months ended September 30, 2001 were generated by net income of $13.33 million, offset by cash used to fund certain areas of our operations, such as spending for unusual legal and related expenses primarily attributable to the reported investigations of our Liberty Medical Supply and Liberty Home Pharmacy subsidiaries. Spending for direct-response advertising also increased $4.77 million to $21.09 million in the six months ended September 30, 2001, as compared with $16.32 million in the six months ended September 30, 2000, to further expand our customer base, both for diabetes testing and respiratory supplies. Accrued expenses, payables, and other liabilities increased $9.12 million primarily as a result of amounts due to Medicare of $5.70 million recorded in the six months ended September 30, 2001 and shift in timing of the quarterly estimated tax payment to October for the current fiscal year.

         In the six months ended September 30, 2001 and 2000, we used $4.85 million and $25.50 million of cash for investing activities, respectively. The $20.65 million decrease in total cash used for investing activities was primarily due to fewer purchases of marketable securities in the six months ended September 30, 2001, as compared with the six months ended September 30, 2000, and timing differences in the maturity of such securities. A decrease in cash used for capital expenditures also contributed to the overall decrease. Property, plant and equipment purchases totaled $4.85 million and $5.50 million for the six months ended September 30, 2001 and September 30, 2000, respectively. Higher spending in the prior year for capital expenditures was related to the opening of the Company's Port St. Lucie facility.

         In the six months ended September 30, 2001, we used $14.48 million of cash for financing activities, $13.36 million of which was used to repurchase 764,000 shares of our common stock. In June 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. As of September 30, 2001, 1,001,000 shares had been cumulatively repurchased under these programs for $20.00 million. As of September 30, 2001, 999,000 shares remained authorized for repurchase under the August 2001 authorized share repurchase program. Other financing activities included proceeds from the issuance of common stock, repayments of capital lease obligations and funding of executive deferred compensation plans.

         In November 2000, we filed an amendment to a shelf registration statement we had originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of September 30, 2001.

         We believe that our cash and cash equivalents balance as of September 30, 2001 of $31.47 million, together with other sources of funds, including cash flow generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition.

         We hold certain investments related to executive deferred compensation plans, see Note 6, which are accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments related to the executive deferred compensation plans, which have been classified as trading, are included in long-term other assets and are recorded at fair value. As of September 30, 2001, the fair value of these investments was not materially different from cost.

Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS N. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with tests of the goodwill's impairment at various periods, specifically upon adoption of SFAS No. 142, annually, and as a result of a specific event or activity, and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on April 1, 2002. The impact of SFAS No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted, as required, in fiscal year 2004. The impact of SFAS No. 143 on our financial statements has not yet been determined.

         In October 2001 the FASB issued FASB Statement No. 144 ("FAS 144" or the "Standard"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single model (based on the framework established in FAS
121) for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted, as required, in fiscal 2003. Generally, its provisions are to be applied prospectively. The impact of FAS 144 on our financial statements has not yet been determined.

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies will depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. The Department of Justice is currently conducting investigations of our Liberty Medical Supply and Liberty Home Pharmacy subsidiaries with respect to Medicare compliance. One investigation is of a civil nature and the other is criminal. We have been cooperating fully with both investigations. The SEC is conducting an inquiry of us and we are cooperating fully. We cannot accurately predict the outcome of these proceedings at this time. Any failure to comply with required Medicare reimbursement procedures could result in delays or loss of reimbursement, fines or penalties, and other sanctions.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We own certain money market funds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against the Company and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against the Company and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to the Section 21D(a)(3)(B) of the Exchange Act. On July 30, 2001 the Court granted these motions and consolidated the Bowe and Trust Advisor Complaints under the caption In re:
PolyMedica Corp. Securities Litigation, Civ. Act. No. 00-12426-REK.

         Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period (the amended class period is October 26, 1998 through August 21, 2001), and named an additional two officers as defendants. The Company has until December 10, 2001, to move to dismiss or otherwise respond to the complaint. The Company believes it has meritorious defenses to the claims made in the consolidated Complaint and intends to contest these claims vigorously. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

         Between August 9, 2001 to August 24, 2001, four derivative actions were filed in Massachusetts Superior Court for Middlesex County against PolyMedica's Board of Directors: Casden v. Bernstein et al., Civ. Act. No. 01-3446; Vezmar v. Logerfo et al., Civ. Act. No. 01-3612; Sullivan v. Bernstein et al., Civ. Act. No. 01-3656; and Messner v. Lee et al. , Civ. Act. No. 01-3697. The Complaints contain similar allegations that the Directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty. The Complaints seek unspecified damages, the return of director compensation, and other injunctive relief.

         On August 31, 2001, plaintiff filed a motion to consolidate the first three actions and to file an amended consolidated complaint within 60 days. The fourth derivative action was added to the motion to consolidate on October 3, 2001. On October 11, 2001, the Court granted plaintiff's motion to consolidate all four derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Act. No. 01-3446. Pursuant to the Court's order, plaintiffs have until December 10, 2001 to file their amended complaint. The Directors will then have 45 days to move to dismiss or otherwise respond to the amended consolidated complaint. Although the consolidated amended complaint has not yet been filed, the Board of Directors believes it has meritorious defenses to the claims made in the original derivative complaints and intends to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

         A shareholder derivative complaint, Minasian v. Bernstein et. al., Civ. Act. No. 01-11485REK, was filed against PolyMedica's Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleges that the Directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty. The Complaint seeks unspecified damages, the return of director compensation, and other injunctive relief. On September 26, 2001, the Court granted defendants' unopposed motion for a 60-day extension to November 16, 2001 to respond to the complaint. The Board of Directors believes it has meritorious defenses to the claims made in the Minasian Complaint and intends to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on September 13, 2001, the following proposals were submitted to a vote of our stockholders:

Proposal

                                                             For                      Against                 Abstain
                                                             ---                      -------                 -------
Election of Directors:
    Marcia J. Hooper                                      11,855,621                                       225,725(1)
    Frank W. LoGerfo                                      11,858,811                                       222,535(1)

To approve an amendment to the
   Company's 2000 Stock Incentive
   Plan ("the Plan")
   increasing from 1,200,000 to
   1,800,000 the number of
   authorized shares of
   common stock available for
   issuance under the Plan                                 7,932,454                4,064,226                 84,666

To approve the adoption of the
   Company's 2001 Employee Stock
   Purchase Plan,
   authorizing the issuance of up
   to 20,000 shares of common stock
   thereunder                                             11,633,313                  381,378                 66,655

Ratification of
   PricewaterhouseCoopers LLP
   as the Company's independent
   public accountants for the fiscal
   year ending March 31, 2002                             11,954,918                   76,009                 50,419

---------

(1)      Represents votes "withheld" from each respective director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report, which is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended September 30, 2001.

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

                                                  PolyMedica Corporation
                                                  -------------------------
                                                  (registrant)


                                                  /s/ Steven J. Lee
                                                  -------------------------
                                                  Steven J. Lee
                                                  Chairman and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


                                                  /s/ Eric G. Walters
                                                  -------------------------
                                                  Eric G. Walters
                                                  Executive Vice President
                                                  and Clerk
                                                  (Principal Financial Officer)


                                                  /s/ Stephen C. Farrell
                                                  -------------------------
                                                  Stephen C. Farrell
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

Dated: November 14, 2001

                                  Exhibit Index

Exhibit                           Description
-------                           -----------

 3.1     -   Restated Articles of Organization of the Registrant, as amended.

 3.2     -   Restated By-laws of the Registrant.

10.38    -   Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 24, 2001.

10.39    -   Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 24, 2001.

10.40    -   Amendment to Employment Agreement by and between the Registrant and
             Steven J. Lee dated September 25, 2001.

10.41    -   Amendment to Employment Agreement by and between the Registrant and
             Dr. Arthur A. Siciliano dated September 25, 2001.

10.42    -   Amendment to Employment Agreement by and between the Registrant and
             Eric G. Walters dated September 25, 2001.

10.43    -   Amendment to Employment Agreement by and between the Registrant and
             Warren K. Trowbridge dated October 4, 2001.

10.44    -   Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated October 12, 2001.