Form 10-Q
period 2001-12-31
POLYMEDICA CORP
filed 2002-02-14
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                           Commission File No. 0-19842
                                               -------

                             POLYMEDICA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                                      04-3033368
   ------------------------------                          ------------------
   State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization                           Identification No.)

  11 STATE STREET, WOBURN, MASSACHUSETTS                         01801
------------------------------------------                    ----------
 (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code        (781) 933-2020
                                                            --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ---

         As of February 13, 2002, there were 12,091,500 shares of the registrant's Common Stock outstanding and an additional 1,208,977 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

              Consolidated Balance Sheets as of
                       December 31 (unaudited) and March 31, 2001           3

              Unaudited Consolidated Statements of Operations
                       for the three and nine months ended
                       December 31, 2001 and 2000                           5

              Unaudited Consolidated Statements of Cash Flows
                       for the nine months ended
                       December 31, 2001 and 2000                           6

              Notes to Consolidated Financial Statements                    7

Item 2  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           14

Item 3  -  Quantitative and Qualitative Disclosures About Market
             Risk                                                          29

PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                               30

Item 6  -  Exhibits and Reports on Form 8-K                                31

Signatures                                                                 32

Exhibit Index                                                              33

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                  DECEMBER 31,
                                                                     2001            MARCH 31,
                                                                  (UNAUDITED)          2001
                                                                  ------------       ---------
ASSETS

Current assets:
      Cash and cash equivalents                                    $ 28,253           $ 39,571
      Accounts receivable (net of allowances of
         $15,561 and $13,729 as of December 31 and
         March 31, 2001, respectively)                               38,793             31,969
      Inventories                                                    22,586             22,791
      Deferred tax asset                                              9,558              9,558
      Prepaid expenses and other
         current assets                                               2,118              1,073
                                                                   --------           --------

              Total current assets                                  101,308            104,962

Property, plant and equipment, net                                   30,048             22,199
Intangible assets, net                                               31,015             32,723
Direct response advertising, net                                     49,538             39,940
Other assets                                                          1,165              1,740
                                                                   --------           --------

              Total assets                                         $213,074           $201,564
                                                                   ========           ========



                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                     DECEMBER 31,
                                                                        2001           MARCH 31,
                                                                     (UNAUDITED)         2001
                                                                     ------------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $ 11,519         $ 13,118
    Amounts due to Medicare                                               4,900               --
    Accrued expenses                                                     12,496            8,277
    Current portion, capital lease obligations                              699              587
                                                                       --------         --------

              Total current liabilities                                  29,614           21,982

Long-term capital lease and other obligations                             1,299            2,576
Deferred income taxes                                                    17,551           17,551
                                                                       --------         --------

              Total liabilities                                          48,464           42,109

Minority interest                                                         1,217              805
Commitments and contingencies (Note 14)

Shareholders' equity:
      Preferred stock, $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                               --               --
      Common stock, $0.01 par value; 50,000,000 shares
        authorized; 13,300,477 and 13,275,993 shares issued as of
        December 31 and March 31, 2001, respectively                        133              133
      Treasury stock, at cost (1,188,977 and 205,325 shares
        as of December 31 and March 31, 2001, respectively)             (23,013)          (5,526)
      Additional paid-in capital                                        119,088          118,710
      Retained earnings                                                  67,185           45,333
                                                                       --------         --------

              Total shareholders' equity                                163,393          158,650
                                                                       --------         --------

              Total liabilities and shareholders' equity               $213,074         $201,564
                                                                       ========         ========



                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        DEC. 31,         DEC. 31,           DEC. 31,        DEC. 31,
                                                          2001             2000               2001            2000
                                                        --------         --------           -------         --------

Net revenues                                            $72,696          $56,403           $204,568         $161,012

Cost of sales                                            25,507           19,121             70,327           57,597
                                                        -------          -------           --------         --------

Gross margin                                             47,189           37,282            134,241          103,415

Selling, general and administrative
  expenses                                               33,259           25,010             99,223           70,776
                                                        -------          -------           --------         --------

Income from operations                                   13,930           12,272             35,018           32,639

Other income and expense:
   Investment income, net                                   221              737                995            2,103
   Interest expense                                         (40)             (51)              (127)            (199)
   Other income and expense                                   1               61                 --               (1)
   Minority interest                                       (272)            (217)              (412)            (421)
                                                        -------          -------           --------         --------
                                                            (90)             530                456            1,482

Income before income taxes                               13,840           12,802             35,474           34,121
Income tax provision                                      5,315            4,775             13,622           12,727
                                                        -------          -------           --------         --------

Income before cumulative effect of change in
  accounting principle                                    8,525            8,027             21,852           21,394

Cumulative effect of change in accounting
  principle, net of taxes of $4,121                          --               --                 --           (6,926)
                                                        -------          -------           --------         --------

Net income                                              $ 8,525          $ 8,027            $21,852         $ 14,468
                                                        =======          =======            =======         ========

Net income per weighted average share before cumulative effect of change in accounting principle:

    Basic                                               $   .69          $   .61            $  1.73         $   1.63
    Diluted                                             $   .68          $   .59            $  1.69         $   1.57

Cumulative effect of change in accounting principle:

    Basic                                               $    --          $    --            $    --         $   (.53)
    Diluted                                             $    --          $    --            $    --         $   (.51)

Net income per weighted average share:

    Basic                                               $   .69          $   .61            $  1.73         $   1.10
    Diluted                                             $   .68          $   .59            $  1.69         $   1.06

    Weighted average shares, basic                       12,269           13,214             12,635           13,176

    Weighted average shares, diluted                     12,492           13,643             12,908           13,627


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                              2001             2000
                                                                                            --------         --------
Cash flows from operating activities:
    Net income                                                                              $ 21,852         $ 14,468
    Adjustments to reconcile net income to net cash flows:
        Depreciation and amortization excluding direct-response advertising
           amortization                                                                        4,156            3,839
        Amortization of direct-response advertising                                           21,979           13,737
        Direct-response advertising                                                          (31,577)         (23,203)
        Minority interest                                                                        412              350
        Provision for bad debts                                                               15,539           10,818
        Provision for sales allowances                                                         9,097            8,572
        Provision for inventory obsolescence                                                     443            1,740
        Loss on investments                                                                       --              357
        Changes in assets and liabilities:
           Accounts receivable                                                               (31,460)          (8,340)
           Inventories                                                                          (238)         (13,424)
           Prepaid expenses and other assets                                                  (1,250)             359
           Accounts payable                                                                   (1,599)          (1,795)
           Amounts due to Medicare                                                             4,900               --
           Accrued expenses and other long-term liabilities                                    5,097            2,910
                                                                                            --------         --------

                Total adjustments                                                             (4,501)          (4,080)
                                                                                            --------         --------

                Net cash flows from operating activities                                      17,351           10,388
                                                                                            --------         --------

Cash flows from investing activities:
    Purchase of marketable securities                                                         (5,499)         (20,300)
    Proceeds from sale of marketable securities                                                5,499           20,300
    Investment in other assets                                                                    --             (200)
    Proceeds from sale of certain assets                                                          22              400
    Purchase of property, plant and equipment                                                 (9,976)          (6,305)
                                                                                            --------         --------

                Net cash flows from investing activities                                      (9,954)          (6,105)
                                                                                            --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                       515            2,224
    Repurchase of common stock                                                               (17,625)          (3,831)
    Contributions to deferred compensation plans                                              (1,125)          (1,277)
    Payment of obligations under capital leases                                                 (480)            (391)
    Repayment of note payable                                                                     --           (1,382)
                                                                                            --------         --------

                Net cash flows from financing activities                                     (18,715)          (4,657)
                                                                                            --------         --------

                Net decrease in cash and cash equivalents                                    (11,318)            (374)

                Cash and cash equivalents at beginning of period                              39,571           40,687
                                                                                            --------         --------

                Cash and cash equivalents at end of period                                  $ 28,253         $ 40,313
                                                                                            ========         ========

Supplemental disclosure of cash flow information:
    Receipt of notes receivable from sale of certain assets                                 $     --         $  1,213
    Assets purchased under capital lease                                                         323              116


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and its unaudited consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2001.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, accrued expenses and depreciation and amortization. Actual results could differ from those estimates. In addition, certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

2. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Prior to the implementation of SAB 101, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written Authorization of Benefits and Doctor's Order, to bill Medicare and other third-party payers. The Company records revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers.

         The Company delays revenue recognition for product shipments for which the Company has not yet received a written Authorization of Benefits and Doctor's Order until the period in which those documents are collected and verified. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted common share, which was applied retroactively as of April 1, 2000 and is included in net income for the nine months ended December 31, 2000.

3. Approximately $52.74 million and $40.91 million of net revenues for the three months ended December 31, 2001 and 2000, were reimbursable by Medicare. Approximately $143.34 million and $116.04 million of net revenues for the nine months ended December 31, 2001 and 2000, respectively, were reimbursable by Medicare.

4. Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenues. These allowances are adjusted to reflect actual returns and collection history. During the three months ended December 31, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 4.3% and 4.6% of gross revenues, respectively. During the nine months ended December 31, 2001 and 2000, the Company provided for sales allowances at a rate of approximately 4.3% and 5.1% of gross revenues, respectively.

5.       Inventories consist of the following:

         (In thousands)

                                                December 31,       March 31,
                                                   2001              2001
                                                ------------       ---------
Raw materials                                     $   409           $   685
Work in process                                       712               783
Finished goods                                     21,465            21,323
                                                  -------           -------
                                                  $22,586           $22,791
                                                  =======           =======

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare and other third-party payers. As a result, included in inventories as of December 31 and March 31, 2001, is $4.57 million and $6.07 million, respectively, of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents to bill Medicare and other third-party payers and recognize revenue.

6. Included in other assets are restricted investments of $867,000 and $1.63 million as of December 31 and March 31, 2001, respectively, which represent amounts set aside by the Company under executive deferred compensation plans (the "Plans"). The related liability is included in long-term liabilities ("long-term capital lease and other obligations" as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss ("investment income, net" as captioned on the statement of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities ("long-term capital lease and other obligations" as captioned on the balance sheet). As of December 31, 2001, the fair value of these investments was not materially different from cost. In the nine months ended December 31, 2001, $1.88 million was paid directly to certain beneficiaries from the plans. Amounts set aside for the Plans in the nine months ended December 31, 2001 approximated $1.13 million.

         The investments held in the Plans, which are accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" have been classified as trading, are included in other assets and are recorded at fair value.

7. Amortization of goodwill for the nine months ended December 31, 2001 was $1.51 million. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with tests of the goodwill's impairment at various periods, specifically upon the adoption of SFAS No. 142, annually, and as a result of a specific event or activity, and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. The adoption of SFAS No. 142 could have a material impact on the Company's financial statements, as the Company will replace ratable amortization of goodwill with periodic impairmant tests. Impairment tests performed under SFAS No. 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003. The Company has not yet determined what effect these impairment tests will have on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted by the Company, as required, in fiscal 2004. The impact of SFAS No. 143 on the Company's financial statements has not yet been determined.

         In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single model (based on the framework established in SFAS No. 121) for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted by the Company, as required, in fiscal 2003. Generally, its provisions are to be applied prospectively. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

8. In accordance with Statement of Position 93-7 ("SOP 93-7"), the Company incurred and capitalized direct-response advertising of $10.49 million and $6.88 million in the three months ended December 31, 2001 and 2000, respectively. The Company expensed in the period all other advertising incurred. A total of $8.00 million and $5.23 million in direct-response advertising was amortized and charged to selling, general and administrative expenses for the three months ended December 31, 2001 and 2000, respectively. A total of $31.58 million and $23.20 million of direct-response advertising was capitalized in the nine months ended December 31, 2001 and 2000, respectively. A total of $21.98 million and $13.74 million was amortized and charged to selling, general and administrative expenses for the nine months ended December 31, 2001 and 2000, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net benefits expected to result directly from such advertising.

         Any change in existing accounting rules or business change that reduces revenues or earnings or that shortens or eliminates the amortization period of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

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

10. Amounts due to Medicare of $4.90 million as of December 31, 2001, represent probable maximum amounts due to Medicare related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in the Company's Professional Products segment. Beginning September 6, 2001 through February 11, 2002, the Company received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") totaling approximately $953,000 relating to this reimbursement formula. DMERCs are private insurance companies used by Medicare to administer reimbursement payments. Since September 1999, PolyMedica has been reimbursed by all four DMERCs based on its earlier interpretation of the reimbursement formula and previously had received no administrative overpayment notices disputing that formula. The liability of $4.90 million is the remaining difference between reimbursement under the two interpretations of the reimbursement formula for all relevant transactions and assumes that the other three DMERCs issue similar administrative overpayment notices. The Company is processing administrative overpayment notices as received and refunds are being issued. Since the Company fully reserved for these items in the quarter ended September 30, 2001 there were no additional charges to income during the quarter ended December 31, 2001.

11. Minority interest on the Consolidated Balance Sheets of $1.22 million and $805,000 as of December 31 and March 31, 2001, respectively, represents the ownership interests in certain subsidiaries of the Company purchased and held by certain Company executives. The minority interest amounts in the Consolidated Statements of Operations of $272,000 and $217,000 for the three months ended December 31, 2001 and 2000, respectively, and $412,000 and $421,000 for the nine months ended December 31, 2001 and 2000, respectively, represent the percentage of these subsidiaries' results allocated to these minority interests. These minority interests were reacquired by the respective subsidiaries subsequent to December 31, 2001 at no cost. As a result of these transactions, there were no outstanding minority interests in any of the Company's subsidiaries as of February 12, 2002.

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

         Professional Products - The Company sells respiratory products to Medicare-eligible seniors and develops, manufactures, and distributes prescription urology and suppository products through its Professional Products segment.

         Consumer Healthcare - The Company offers the AZO line of products which includes over-the-counter female urinary tract discomfort products and home medical diagnostic kits; and, until September 2000, was a distributor of private-label and branded digital thermometers through its Consumer Healthcare segment. In September 2000, the Company sold certain assets of its Consumer Healthcare segment. See Note 9 for information on the sale.

         Depreciation and amortization expense attributable to the Company's corporate headquarters is allocated to the operating segments according to the segments' relative percentage of total revenues. However, segment assets belonging to the Company's corporate headquarters are not allocated, as they are considered separately for management evaluation purposes. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. The Company does not organize its units geographically, as its products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

                                                                    Three months ended                      Nine months ended
                                                               Dec. 31,            Dec. 31,            Dec. 31,           Dec. 31,
(In thousands)                                                   2001                2000                2001               2000
                                                              ---------           ---------           ---------           ---------

NET REVENUES:
Chronic Care                                                  $  54,998           $  43,405           $ 155,155           $ 122,653
Professional Products                                            15,957              11,231              43,678              30,437
Consumer Healthcare                                               1,741               1,767               5,735               7,922
                                                              ---------           ---------           ---------           ---------
Total                                                         $  72,696           $  56,403           $ 204,568           $ 161,012
                                                              =========           =========           =========           =========

DEPRECIATION AND AMORTIZATION:
Chronic Care                                                  $   4,951           $   3,831           $  13,892           $  10,818
Professional Products                                             4,505               2,732              12,241               6,732
Consumer Healthcare                                                   1                --                     2                  26
                                                              ---------           ---------           ---------           ---------
Total                                                         $   9,457           $   6,563           $  26,135           $  17,576
                                                              =========           =========           =========           =========

INCOME BEFORE INCOME TAXES:
Chronic Care                                                  $   9,259           $   9,214           $  27,080           $  25,215
Professional Products                                             3,981               2,727               6,058               8,972
Consumer Healthcare                                                 600                 861               2,336                 (66)
                                                              ---------           ---------           ---------           ---------
Total                                                         $  13,840           $  12,802           $  35,474           $  34,121
                                                              =========           =========           =========           =========

                                                               Dec. 31,            March 31,
                                                                 2001                2001
                                                               --------           ----------
SEGMENT ASSETS:
Chronic Care                                                   $123,225            $ 97,559
Professional Products                                            58,002              56,158
Consumer Healthcare                                               1,812               1,611
Corporate Headquarters                                           30,035              46,236
                                                               --------            --------
Total                                                          $213,074            $201,564
                                                               ========            ========


13. In June 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares. In the quarter ended December 31, 2001, 225,000 shares were repurchased under the August 2001 authorized share repurchase program for $4.27 million. As of December 31, 2001, 1,226,000 shares had been repurchased under these programs for an aggregate of $24.26 million. From January 1, 2002 to February 13, 2002, 20,000 shares were repurchased under the August 2001 authorized share repurchase program for $378,000. As of February 13, 2002, 1,246,000 shares had been repurchased under these programs for an aggregate of $24.64 million. As of February 13, 2002, 754,000 shares remain authorized for repurchase under the August 2001 authorized share repurchase program.

14. The Company is subject to risks and uncertainties common to companies in the healthcare industry, including but not limited to, receipt of third-party healthcare reimbursement, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies and third-party reimbursement organizations. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is conducting investigations of alleged healthcare fraud by Liberty Medical Supply, Inc. ("Liberty Medical") and Liberty Home Pharmacy Corporation. Both civil and criminal investigations are being conducted. The SEC is also conducting a formal investigation of the Company. The Company is cooperating fully with these investigations. The Company cannot accurately predict the outcome of these investigations at this time.

         The Company and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two officers of the Company in Massachusetts state court alleging certain breaches of fiduciary duty. The Company, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the various claims probable, it cannot accurately predict their ultimate disposition. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

15. The Company's total net income and comprehensive income were $8.53 million and $8.03 million for the three months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 and 2000, total net income and comprehensive income were $21.85 million and $14.47 million, respectively.

16.      Calculations of earnings per share are as follows:

(In thousands, except per share data)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                 Dec. 31,      Dec. 31,      Dec. 31,       Dec. 31,
                                                                                   2001          2000          2001          2000
                                                                                 --------      --------      --------      --------

Net income                                                                        $ 8,525       $ 8,027       $21,852       $14,468

BASIC:
Weighted average common stock outstanding, net of treasury stock,
     end of period                                                                 12,269        13,214        12,635        13,176
Net income per weighted average share, basic                                      $   .69       $   .61       $  1.73       $  1.10
                                                                                  =======       =======       =======       =======

DILUTED:
Weighted average common stock outstanding, net of treasury stock,
     end of period                                                                 12,269        13,214        12,635        13,176
Weighted average dilutive common stock equivalents                                    223           429           273           451
                                                                                  -------       -------       -------       -------

Weighted average common stock and dilutive common stock equivalents
     outstanding, net of treasury stock                                            12,492        13,643        12,908        13,627
Net income per weighted average share, diluted                                    $   .68       $   .59       $  1.69       $  1.06
                                                                                  =======       =======       =======       =======

         Options to purchase 1,380,714 and 652,500 shares of common stock were outstanding during the three months ended December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares. During the nine months ended December 31, 2001 and 2000, options to purchase 1,031,706 and 0 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS

         PolyMedica Corporation is a leading provider of direct-to-consumer specialty medical products and services, conducting business in the Chronic Care, Professional Products and Consumer Healthcare markets. We sell diabetes supplies and related products through our Chronic Care segment. We also provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD") and market, manufacture and distribute a line of prescription urology and suppository products through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide, through our Consumer Healthcare segment.

Chronic Care

         We are a national direct-mail provider of diabetes supplies and related products through our Chronic Care segment. Since acquiring Liberty Medical Supply, Inc. ("Liberty Medical") in September 1996, we have devoted a large part of our resources to the growth of our Chronic Care segment, resulting in substantial increases in revenues and earnings generated from the segment in each of the years since 1996.

         We have a database of over 350,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We deliver products to customers' homes and bill Medicare and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from these diseases by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare and/or private insurance companies directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 6.3 million seniors who have diabetes. With our database of over 350,000 active Medicare-eligible diabetes customers, we serve approximately 5.6% of the diabetes marketplace. While many of the 6.3 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

Professional Products

         We are a national direct-mail provider of prescription respiratory supplies and also market, manufacture, and distribute a broad line of prescription urology and suppository products through our Professional Products segment. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of December 31, 2001, we had over 33,000 active customers for our respiratory disease supplies.

         We also own one of the broadest lines of branded prescription urology products (excluding anti-infectives). Our urology products include urinary analgesics, anti-spasmodics, local anesthetics and suppositories. URISED(R) and CYSTOSPAZ(R) analgesics and anti-spasmodics provide effective symptomatic relief for urinary pain, burning and spasms. Many urology offices, as well as hospitals, purchase the local anesthetic ANESTACON(R) for use in diagnostic procedures and the catheterization process. B&O(R) and AQUACHLORAL(R) suppositories are used by patients unable to tolerate oral dosages of systemic analgesics and sedatives. Our primary customers for these urology products are large drug wholesalers in the United States.

Consumer Healthcare

         Our Consumer Healthcare products are focused on female urinary tract discomfort products and, until September 2000, included private-label and branded digital thermometers. In September 2000, we sold certain assets of our Consumer Healthcare segment, including our thermometry products. See Note 9 in the financial statements for information on the sale. Our female urinary tract discomfort products include AZO-STANDARD(R), which provides relief from urinary tract discomfort, AZO-CRANBERRY(R), a dietary supplement which helps maintain a healthy urinary tract and AZO TEST STRIPS(R), an in-home urinary tract infection testing kit which allows patients to call their doctors with testing results. We also offer AZO MENOPAUSE(TM), a homeopathic botanical product which offers relief from hot flashes and related menopausal symptoms, AZO YEAST(TM), designed to provide relief from yeast infections, and AZO PMS(TM), designed to provide relief from pre-menstrual syndrome.

Growth Strategy

         Our growth strategy includes the following elements:

         - continue growth in our Chronic Care and Professional Products segments by expanding our customer base and product offerings;

         -        expand non-Medicare initiatives;

         -        add complementary products and businesses.

         New business initiatives, in various stages of development, include offering mail-order oral prescription drugs and other maintenance medications, therapeutic footwear for diabetics deemed at risk for developing lower extremity complications, and a new clinical laboratory operation expected to offer among other products, an HbA1c diagnostic test, aimed at improving our customers' health and quality of life.

         Our mail-order oral prescription drug and other maintenance medication offerings are expected to include oral hypoglycemic agents and other medications frequently used by diabetics such as allergy relief products, anti-convulsants, anti-cancer drugs, hormones, cholesterol-lowering agents, osteoporosis treatments, anti-depressants, thyroid preparation and urinary tract drugs.

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

         On February 12, 2002, all outstanding minority interests in our subsidiaries previously held by certain Company executives were reacquired by the respective subsidiaries at no cost. As a result of these transactions, there were no outstanding minority interests in us or any of our subsidiaries as of February 12, 2002.

Accounting Policies and Estimates

         The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for sales returns, bad debts, inventories, goodwill and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Other advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs, the benefit of which is expected to extend to future periods, are expensed as the related materials are used.

         Under the change in accounting principle for revenue recognition as described in Note 2 in the financial statements, we recognize revenue upon shipment for product sales to customers who have placed orders, provided that risk of loss has passed to the customer and we have received and verified the required written authorizations to bill Medicare and other third-party payers. We record revenue at amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which we have not yet received a written Authorization of Benefits and Doctor's Order, until the period in which those documents are collected and verified. This policy represents a change as of April 1, 2000 from our previous policy of recognizing revenue, when third-party payers were involved, upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. The cumulative effect of this change in accounting principle resulted in a one-time net charge of $6.93 million included in net income for the nine months ended December 31, 2000.

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

Investigations

         The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy Corporation. Both civil and criminal investigations are being conducted. The SEC is also conducting a formal investigation of us. We are cooperating fully with these investigations. We cannot accurately predict the outcome of these investigations at this time.

Regulatory Affairs

         The wide-ranging responsibilities of our Regulatory Affairs Department include monitoring, contract and licensing, quality improvement and development and review of internal processing and documentation. The monitoring group actively monitors sales, reorder, and customer service personnel to ensure that they are complying with Medicare, federal and state regulations, and internal policies and procedures. The contracts and licensing group is responsible for obtaining and maintaining all Medicare supplier agreements, Medicare provider agreements and all federal, state and local licenses, including pharmacy licenses, necessary to conduct business. The quality improvements and development group responds to information and documentation requests, and the internal review group tests Company-wide performance as it pertains to compliance by sampling, conducting internal audits and reporting findings when necessary. Although each employee is ultimately responsible for his or her own conduct, we are committed to maintaining a working environment that fosters conduct consistent with Medicare and Company policy.

         In August 2001, our Board of Directors appointed an Oversight Committee ("the Committee") consisting of two outside members of the Board of Directors for the purpose of establishing an independent party to oversee matters pertaining to the investigations described above and related stockholder litigation. The Committee is advised on legal matters by Hale and Dorr LLP of Boston and Greenberg Traurig, LLP of Miami, along with other appropriate independent advisors. The Committee will continue to play an active role as these investigations proceed. The Committee's scope includes monitoring our Regulatory Affairs Department and its compliance program to ensure compliance with Medicare and internal Company policies.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Total net revenues increased 28.9% to $72.70 million in the three months ended December 31, 2001, as compared with $56.40 million in the three months ended December 31, 2000. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments, which increased 26.7% and 42.1%, respectively, in the three months ended December 31, 2001, as compared with the three months ended December 31, 2000. See Note 12 in the financial statements for segment information.

         Net revenues in the Chronic Care segment increased 26.7% to $55.00 million in the three months ended December 31, 2001, as compared with $43.40 million in the three months ended December 31, 2000. This growth was due primarily to new customer sales as a result of our direct-response advertising spending and recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which added 3.7% to the revenue of many of our Chronic Care segment products. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% cost of living adjustment was recorded in the quarter ended December 31, 2001. This incremental 3.28% cost of living adjustment will not be in effect for future quarters.

         Net revenues in the Professional Products segment increased 42.1% to $15.96 million in the three months ended December 31, 2001, as compared with $11.23 million in the three months ended December 31, 2000. This increase was primarily due to new customer sales stimulated by direct-response advertising spending as well as recurring shipments to existing customers. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products remained fairly consistent at $1.74 million in the three months ended December 31, 2001, as compared with $1.77 million in the three months ended December 31, 2000.

         As a percentage of total net revenues, overall gross margins were 64.9% in the three months ended December 31, 2001, down from 66.1% in the three months ended December 31, 2000. This decrease was due primarily to increasing sales from new business initiatives that have lower margins than the Company's average and a change in the product mix for our Chronic Care and Professional Products segments, partially offset by a cost of living adjustment described above, which added 6.98% to the revenue of many of our Chronic Care segment products in the quarter ended December 31, 2001 and increased sales in our higher margin Professional Products segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 45.8% in the three months ended December 31, 2001, as compared with 44.3% in the three months ended December 31, 2000. Selling, general and administrative expenses increased 33.0% in the three months ended December 31, 2001 to $33.26 million, as compared with $25.01 million in the three months ended December 31, 2000. This increase was primarily attributable to unusual legal and related expenses incurred in the quarter ended December 31, 2001 pertaining to the previously reported ongoing investigations of our Liberty Medical and Liberty Home Pharmacy subsidiaries. We expect that we will continue to incur unusual legal and related expenses in the quarter ending March 31, 2002. Total legal and related expenses in the three months ended December 31, 2001 were $2.02 million, as compared with $601,000 in the three months ended December 31, 2000. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $2.77 million to $8.00 million in the quarter ended December 31, 2001, from $5.23 million in the quarter ended December 31, 2000.

         Investment income, net decreased 70.0% to $221,000 in the three months ended December 31, 2001, as compared with $737,000 in the three months ended December 31, 2000, due primarily to a lower average cash balance and lower interest rates, partially offset by gains on restricted investments held in the executive deferred compensation plans. Interest expense decreased 21.7% to $40,000 in the three months ended December 31, 2001, as compared with $51,000 in the three months ended December 31, 2000, due primarily to the elimination of interest expense on Liberty Medical's Port St. Lucie facility mortgage, as a result of the $1.36 million repayment in December 2000. Changes in the fair value of investments held in the executive deferred compensation plans are recorded as investment income or loss ("investment income, net" as captioned on the statement of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities ("long-term capital lease and other obligations" as captioned on the balance sheet).

         Net income increased 6.2% to $8.53 million, or $0.68 per diluted weighted average share, for the quarter ended December 31, 2001, as compared with $8.03 million, or $0.59 per diluted weighted average share, for the quarter ended December 31, 2000. The increase in net income was primarily attributable to new customer sales as a result of our direct-response advertising and recurring shipments to existing customers, partially offset by unusual legal and related expenses recorded during the quarter ended December 31, 2001.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

         Total net revenues increased 27.1% to $204.57 million in the nine months ended December 31, 2001, as compared with $161.01 million in the nine months ended December 31, 2000. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments, which increased 26.5% and 43.5%, respectively, in the nine months ended December 31, 2001, as compared with the nine months ended December 31, 2000. See Note 12 in the financial statements for segment information.

         Net revenues in the Chronic Care segment increased 26.5% to $155.16 million in the nine months ended December 31, 2001, as compared with $122.65 million in the nine months ended December 31, 2000. This growth was due primarily to new customer sales as a result of our direct-response advertising spending and recurring shipments to existing customers. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which added 3.7% to the revenue of many of our Chronic Care segment products. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% cost of living adjustment was recorded from July 1, 2001 to

December 31, 2001. This incremental 3.28% cost of living adjustment will not be in effect for future quarters.

         Net revenues in the Professional Products segment increased 43.5% to $43.68 million in the nine months ended December 31, 2001, as compared with $30.44 million in the nine months ended December 31, 2000. This increase was primarily due to new customer sales as a result of our direct-response advertising spending, as well as recurring shipments to existing customers. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 27.6% to $5.73 million in the nine months ended December 31, 2001, as compared with $7.92 million in the nine months ended December 31, 2000, due primarily to the September 2000 sale of certain assets of our Consumer Healthcare segment.

         As a percentage of total net revenues, overall gross margins were 65.6% in the nine months ended December 31, 2001, and 64.2% in the nine months ended December 31, 2000. This increase was due primarily to a cost of living adjustment which added 6.98% to the revenue of many of our Chronic Care segment products from July 1, 2001 to December 31, 2001, and increased sales in our higher margin Professional Products segment, partially offset by a change in the reimbursement formula for albuterol and ipratropium combinations, increasing sales from new business initiatives that have lower margins than the Company's average and a change in the product mix for our Chronic Care and Professional Products segments.

         As a percentage of total net revenues, selling, general and administrative expenses were 48.5% in the nine months ended December 31, 2001, as compared with 44.0% in the nine months ended December 31, 2000. Selling, general and administrative expenses increased by 40.2% in the nine months ended December 31, 2001 to $99.22 million, as compared with $70.78 million in the nine months ended December 31, 2000. This increase was primarily attributable to unusual legal and related expenses and a charge of $5.03 million for probable maximum amounts due to Medicare which relates to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Professional Products segment, in the nine months ended December 31, 2001. We do not expect any further charges to income as a result of this change. See Note 10 in the financial statements for information on this charge. The unusual legal and related expenses incurred in the nine months ended December 31, 2001 are primarily attributable to the previously reported ongoing investigations of our Liberty Medical and Liberty Home Pharmacy subsidiaries. We expect that we will continue to incur unusual legal and related expenses in the quarter ending
March 31, 2002. Total legal and related expenses in the nine months ended December 31, 2001 were $5.16 million, as compared with $1.40 million in the nine months ended December 31, 2000. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $8.24 million to $21.98 million in the nine months ended December 31, 2001, from $13.74 million in the nine months ended December 31, 2000.

         Investment income, net decreased 52.7% to $995,000 in the nine months ended December 31, 2001, as compared with $2.10 million in the nine months ended December 31, 2000, due to a lower average cash balance, lower interest rates, and losses experienced on restricted investments held in the executive deferred compensation plans. Interest expense decreased 36.2% to $127,000 in the nine months ended December 31, 2001, as compared with $199,000 in the nine months ended December 31, 2000, due primarily to the elimination of interest expense on Liberty Medical's Port St. Lucie facility mortgage as a result of the $1.36 million repayment in December 2000. Changes in the fair value of investments held in the executive deferred compensation plans are recorded as investment income or loss ("investment income, net" as captioned on the statement of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities ("long-term capital lease and other obligations" as captioned on the balance sheet).

         Pretax income before the cumulative effect of a change in accounting principle was $35.47 million in the nine months ended December 31, 2001, a 4.0% increase as compared with $34.12 million in the nine months ended December 31, 2000. The marginal increase was primarily attributable to unusual legal and related expenses and adjustments to earnings for probable maximum amounts due to Medicare, recorded in the nine months ended December 31, 2001, without which the increase in pretax income would have been greater.

         Our income before the cumulative effect of a change in accounting principle, net of taxes, was $21.85 million, or $1.69 per diluted weighted average share, for the nine months ended December 31, 2001, as compared with $21.39 million, or $1.57 per diluted weighted average share, for the nine months ended December 31, 2000. Net income was $21.85 million, or $1.69 per diluted weighted average share, for the nine months ended December 31, 2001, as compared with $14.47 million, or $1.06 per diluted weighted average share, for the nine months ended December 31, 2000.

Liquidity and Capital Resources

         We have generated positive cash flows from operations and have reported positive annual cash flows from operations in each of the last 3 fiscal years. Our cash and cash equivalents balance decreased $11.32 million to $28.25 million as of December 31, 2001, as compared with $39.57 million as of March 31, 2001, due primarily to cash used for investing and financing activities, including the repurchase of shares of our common stock and capital expenditures, offset by cash flows generated from operations. Cash flows from operations of $17.35 million for the nine months ended December 31, 2001 were generated by net income of $21.85 million, offset by cash used to fund certain areas of our operations, such as increased spending for direct-response advertising of $8.38 million to $31.58 million in the nine months ended December 31, 2001, as compared with $23.20 million in the nine months ended December 31, 2000, to further expand our customer base, both for diabetes testing and respiratory supplies. Accrued expenses, payables, and other long-term liabilities increased $7.28 million to $8.40 million in the nine months ended December 31, 2001, as compared with $1.12 million in the nine months ended December 31, 2000, primarily as a result of amounts due to Medicare of $4.90 million recorded as a liability in the current fiscal year (see Note 10 in the financial statements for more information).

         In the nine months ended December 31, 2001 and 2000, we used $9.95 million and $6.11 million of cash for investing activities, respectively. The $3.84 million increase in total cash used for investing activities was primarily due to a $3.67 million increase in capital expenditures in the nine months ended December 31, 2001, as compared with the nine months ended December 31, 2000. Property, plant and equipment purchases totaled $9.98 million and $6.31 million for the nine months ended December 31, 2001 and 2000, respectively. Higher spending in the current fiscal year for capital expenditures is related to the ongoing construction of two new facilities in Port St. Lucie, Florida to meet the expansion needs of our growing Company.

         In the nine months ended December 31, 2001, we used $18.72 million of cash for financing activities, $17.63 million of which was used to repurchase 989,000 shares of our common stock, approximately equal to the cash flows generated from operations in the nine months ended December 31, 2001 of $17.35 million. In June 2000, the Board of Directors authorized the repurchase of up to

1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. As of December 31, 2001, 1,226,000 shares had been repurchased under these programs for an aggregate of $24.26 million. As of December 31, 2001, 774,000 shares remained authorized for repurchase under the August 2001 authorized share repurchase program. Other financing activities included the receipt of proceeds from the issuance of common stock, repayments of capital lease obligations and the setting aside of amounts for executive deferred compensation plans.

         In November 2000, we filed an amendment to a shelf registration statement we had originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The Securities and Exchange Commission declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of December 31, 2001.

         We believe that our cash and cash equivalents balance as of December 31, 2001 of $28.25 million, including cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition. Other factors which could negatively impact our liquidity include a reduction in the demand for our products or a reduction in Medicare reimbursement for our products.

         We hold certain investments related to executive deferred compensation plans, see Note 6 in the financial statements, which are accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments related to the executive deferred compensation plans, which have been classified as trading, are included in other assets and are recorded at fair value. As of December 31, 2001, the fair value of these investments was not materially different from cost.

Accounting Pronouncements

         Amortization of goodwill for the nine months ended December 31, 2001 was $1.51 million. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with tests of the goodwill's impairment at various periods, specifically upon adoption of SFAS No. 142, annually, and as a result of a specific event or activity, and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on April 1, 2002. The adoption of SFAS No. 142 could have a material impact on our financial statements, as we will replace ratable amortization of goodwill with periodic impairment tests.

Impairment tests performed under SFAS No. 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003. We have not yet determined what effect these impairment tests will have on our financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted, as required, in fiscal year 2004. The impact of SFAS No. 143 on our financial statements has not yet been determined.

         In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single model (based on the framework established in SFAS No. 121) for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted, as required, in fiscal 2003. Generally, its provisions are to be applied prospectively. The impact of SFAS No. 144 on our financial statements has not yet been determined.

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement. The regulations that govern Medicare reimbursement are complex and our compliance with these regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is conducting investigations of alleged healthcare fraud by Liberty Medical Supply, Inc. ("Liberty Medical") and Liberty Home Pharmacy Corporation. Both civil and criminal investigations are being conducted. The SEC is also conducting a formal investigation of us. We are cooperating fully with these investigations. If any of these investigations results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities laws violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions.

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

The profitability of our Chronic Care and Professional Products segments will decrease if we do not receive recurring orders from customers

         We generally incur losses and negative cash flow with respect to the first order from a new customer for Chronic Care products and respiratory products included in our Professional Products segment, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends, in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

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

Loss of use of manufacturing or data storage facilities would significantly reduce revenues and profits from our businesses

         We manufacture substantially all of our prescription urology and suppository products and many of our AZO products at our facility in Woburn, Massachusetts. In addition, we process and store most of our customer data in our facility in Port St. Lucie, Florida. If we were unable to use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. We might also incur significant expense in remedying the problem or securing an alternative manufacturing or data storage source.

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

We could have difficulty selling products in our Consumer Healthcare and Professional Products segments if we cannot maintain and expand our sales to distributors

         We rely on third-party distributors to market and sell our Consumer Healthcare and prescription urology and suppository products. Our sales of these products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

         Any change in existing accounting rules or business change that reduces revenues or earnings or that shortens or eliminates the amortization period of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation and Department of Health & Human Services' Office of Inspector General, is conducting investigations of alleged healthcare fraud by Liberty Medical Supply, Inc. ("Liberty Medical") and Liberty Home Pharmacy Corporation. Both civil and criminal investigations are being conducted. The Securities and Exchange Commission is also conducting a formal investigation of the Company. The Company is cooperating fully with these investigations. The Company cannot accurately predict the outcome of these investigations at this time.

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

         Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period (the amended class period is October 26, 1998 through August 21, 2001), and named an additional two officers as defendants. The Company moved to dismiss the consolidated amended complaint on December 10, 2001. The plaintiffs filed an opposition to the motion on February 11, 2002 and the defendants have until March 11, 2002 to file a reply brief. The Court has not rendered any decision with regard thereto. The Company believes it has meritorious defenses to the claims made in the consolidated Complaint and intends to contest these claims vigorously. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

         Between August 9, 2001 to August 24, 2001, four derivative actions were filed in Massachusetts Superior Court for Middlesex County against PolyMedica's Board of Directors: CASDEN V. BERNSTEIN ET AL., Civ. Act. No. 01-3446; VEZMAR V. LOGERFO ET AL., Civ. Act. No. 01-3612; SULLIVAN V. BERNSTEIN ET AL., Civ. Act. No. 01-3656; and MESSNER V. LEE ET AL. , Civ. Act. No. 01-3697. On August 31, 2001, plaintiff filed a motion to consolidate the first three actions and to file an amended consolidated complaint within 60 days. The fourth derivative action was added to the motion to consolidate on October 3, 2001. On October 11, 2001, the Court granted plaintiffs' motion to consolidate all four derivative actions under the caption IN RE: POLYMEDICA CORP. SHAREHOLDER DERIVATIVE LITIGATION, Civ. Act. No. 01-3446.

         On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint names two additional officer defendants. The Complaint alleges that the directors and officers breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical. The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. The defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs have not yet responded and the Court has not rendered any decision with regard thereto. The directors and named officers believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the existing claims probable, the Company cannot accurately predict their ultimate disposition.

         A shareholder derivative complaint, MINASIAN V. BERNSTEIN ET. AL., Civ. Act. No. 01-11485REK, was filed against PolyMedica's Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleged that the directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical and sought unspecified damages, the return of director compensation, and other injunctive relief. On November 16, 2001, plaintiff filed an assented-to motion to dismiss the complaint without prejudice, and the case was closed on November 21, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report, which is incorporated herein by reference.
(b) There were no reports on Form 8-K filed during the three months ended December 31, 2001.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      POLYMEDICA CORPORATION
                                      ------------------------------------------
                                      (registrant)


                                      /s/ Steven J. Lee
                                      ------------------------------------------
                                      Steven J. Lee
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



                                      /s/ Eric G. Walters
                                      ------------------------------------------
                                      Eric G. Walters
                                      Executive Vice President and Clerk
                                      (Principal Financial Officer)



                                      /s/ Stephen C. Farrell
                                      ------------------------------------------
                                      Stephen C. Farrell
                                      Chief Financial Officer
                                      (Principal Accounting Officer)





Dated: February 14, 2002

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------
10.45    - Letter Agreement amendment to Employment Agreement by and between the
           Registrant and Warren K. Trowbridge dated January 31, 2002.