Form 10-K
period 2002-03-31
POLYMEDICA CORP
filed 2002-06-28
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to __________

                           Commission File No. 0-19842

                             POLYMEDICA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                     04-3033368
----------------------------------------           -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


11 STATE STREET, WOBURN, MASSACHUSETTS                         01801
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (781) 933-2020
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of class)

                         PREFERRED STOCK PURCHASE RIGHTS
                     ---------------------------------------
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

           The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $205,715,000 based on the closing price of the Common Stock as reported by The Nasdaq Stock Market on June 27, 2002.

           As of June 27, 2002, there were 12,154,107 shares of the registrant's Common Stock outstanding and an additional 1,160,875 shares held in treasury.

           Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's Annual Meeting of Stockholders to be held on September 12, 2002. The information required in response to Items 10 - 13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

General

         PolyMedica Corporation ("PolyMedica") is a leading provider of direct-to-consumer medical products and services, conducting business through its Chronic Care, Professional Products and Consumer Healthcare segments. We sell diabetes supplies and related products and provide services to Medicare-eligible seniors suffering from diabetes and related chronic diseases through our Chronic Care segment. Through our Professional Products segment we provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD"). We also market, manufacture and distribute a broad line of prescription urological and suppository products. In addition, during fiscal 2002, we began selling prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide through our Consumer Healthcare segment. For selected financial information about our operating segments, see Note V to the consolidated financial statements.

Chronic Care

         Through our Chronic Care segment, we are a national, direct-mail provider of diabetes supplies and related products and services to Medicare-eligible seniors suffering from diabetes and related chronic diseases. We had a database of over 440,000 active Medicare-eligible diabetes customers as of March 31, 2002, as compared with over 355,000 as of March 31, 2001, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We now define a person as an active customer if that person places orders and we ship supplies to that person one or more times per year. We deliver products to customers' homes and, as a service to our customers, bill Medicare (if applicable) and private insurance directly for those supplies that are reimbursable. We meet the needs of seniors suffering from diabetes by:

         - providing mail order delivery of supplies direct to our customers' homes;

         -        billing Medicare and/or private insurance companies directly;

         -        providing 24-hour telephone support to customers; and

         - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

         In the United States, there are approximately 17.0 million people with diabetes, including at least 7.0 million seniors. There are approximately 16.0 million additional people with pre-diabetes, an increasingly common condition in which blood glucose levels are higher than normal but not yet diabetic. With our database of over 440,000 active Medicare-eligible diabetes customers, we serve approximately 6.3% of the senior diabetic marketplace. While many of the 7.0 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

Professional Products

         Through our Professional Products segment we provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from COPD. We also market, manufacture and distribute a broad line of prescription urological and suppository products. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare and private insurance directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of March 31, 2002, we had a database of over 46,000 active Medicare-eligible customers for our prescription respiratory supplies, as compared with over 34,000 as of March 31, 2001. We now define a person as an active customer if that person places orders and we ship supplies to that person one or more times per year. In addition, during fiscal 2002, we began selling prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment. Our broad line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

Consumer Healthcare

         Our Consumer Healthcare segment primarily sells over-the-counter female urinary discomfort products. We sell these products under the AZO brand name through an extensive network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States.

Business Strategies

         Our principal strategy is to leverage our technology-based operating platform and compliance management protocol to expand our business while maintaining strict adherence to all applicable regulations. This strategy includes the following elements:

         Continue growth in our Chronic Care and Professional Products businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty Medical"), we have invested in an ongoing program of television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have increased our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty Medical's acquisition to more than 440,000 customers. In addition, we now have over 46,000 active Medicare-eligible customers for our prescription respiratory supplies. We also utilize radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our efficient mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually expanding and upgrading our operations, information systems, and regulatory compliance to maintain our high level of customer service.

         Continue adding complementary products and businesses. New business initiatives commenced this fiscal year, in various stages of development, include offering prescription oral medications not covered by Medicare, offering therapeutic footwear for diabetics deemed at risk for developing lower extremity complications, and the creation of a new clinical laboratory that will offer a glycohemoglobin ("HbA1c") test, the results of which tell the patient or physician what the patient's blood glucose level has averaged over the previous two or three months. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines or new business initiatives underway. In selecting and evaluating acquisition candidates, we examine the potential market opportunities for products that can be distributed through our existing marketing infrastructure by utilizing our strengths in sales, marketing and distribution. We will consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchises.

         Expand non-Medicare initiatives. During fiscal year 2002 we took a major step in our strategy of leveraging our core business expertise and technology base with the launch of Liberty Medical's non-Medicare operation, Liberty Medical Supply Pharmacy, Inc. ("LMSP"). LMSP offers prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment.

Major Customers

         For the fiscal years ended March 31, 2002, 2001, and 2000, no customer represented more than 10% of our consolidated revenues. As of March 31, 2002 and 2001, the amounts included in billed accounts receivable due from Medicare were $19.40 million and $14.17 million, respectively.

Major Products

         For the fiscal years ended March 31, 2002, 2001, and 2000, sales of diabetes test strips and related products represented more than 10% of our consolidated net revenues, amounting to $201.01 million, $165.50 million, and $125.97 million, respectively, or 71.9%, 75.2%, and 80.3%, respectively, of our consolidated net revenues.

Sale of Certain Assets of Thermometry Business

         In September 2000, we sold certain assets of our thermometry business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid us $300,000 in cash and issued a promissory note in the face amount of $1.12 million at a 7% annual interest rate, maturing September 20, 2003. In March 2001, we accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

Trade Secrets

         We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production.

Manufacturing

         We manufacture in-house several established products, including AZO CRANBERRY(R), AQUACHLORAL(R), B&O(R), CYSTOSPAZ(R), AZO MENOPAUSE(R), AZO PMS(R), AZO YEAST(R), and URISED(R). Our state-of-the-art automated suppository machine forms, fills and seals suppositories automatically and the computer-controlled, hands-off equipment provides improved manufacturing efficiency. We purchase certain of our Consumer Healthcare and Professional products from other manufacturers.

Government Regulation

         Medicare

         Medicare is a federally funded program that provides health insurance coverage for persons age 65 or older and for some disabled persons. Medicare provides reimbursement for the majority of the products that we sell. This portion of our business is therefore subject to extensive regulation. Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate among other things, that quarterly orders of diabetes supplies to existing customers be verified with the customers before shipment and that all doctor's orders for supplies be re-validated every six months prior to billing. In addition, the regulations require that individuals with Type I diabetes who test more frequently than three times per day and individuals with Type II diabetes who test more frequently than one time per day visit their physician every six months and maintain a thirty-day log book to verify frequency of testing.

         We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our customers. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-distributed list containing reimbursement prices for Medicare-covered products (the "Medicare Fee Schedule") for approved diabetes testing and prescription respiratory supplies, and we bill the remaining 20% of the Medicare Fee Schedule to either third-party payers or directly to customers. In the year ended March 31, 2002, we provided 7.5% of net revenues as an allowance for doubtful accounts. We exclude from revenue all amounts in excess of the Medicare Fee Schedule.

         The processing of third-party reimbursements is a labor-intensive effort, and delays in processing claims for reimbursement may increase working capital requirements. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the United States Department of Health and Human Services, the Department of Justice ("DOJ"), and the Food and Drug Administration ("FDA"). The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"). Both civil and criminal investigations are being conducted. We are cooperating fully with these investigations. If these investigations result in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions that could, either individually or in the aggregate, materially and adversely affect our financial position and results of operations.

         In June 2002, Liberty Medical received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts". Liberty Medical has been informed that it is not a target of that investigation.

         Internal Regulatory Affairs

         Liberty Medical, Liberty Home Pharmacy, and related companies have a Regulatory Affairs Department that is comprised of five separate areas within the department: corporate compliance, monitoring, compliance/external responses, compliance/internal reviews and contracts and licensing. Although each area within the department is distinct, activities are coordinated within the department under the direction of the Vice President of Regulatory Affairs to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to the businesses of these companies.

         In the area of corporate compliance, there is a formal healthcare compliance program to assist all personnel in meeting their compliance obligations. The compliance program is designed to prevent violations of applicable fraud and abuse laws and, if such violations occur, to promote early and accurate detection and prompt resolution. This objective is achieved through education, monitoring, disciplinary action and other appropriate remedial measures. All personnel, as a condition of employment, are required to attend corporate compliance certification classes annually. In addition, each employee receives a compliance manual that has been developed to communicate standards of conduct and compliance policies and procedures.

         The monitoring group performs oversight functions to ensure compliance with policies and procedures and applicable laws. These functions include telephonic monitoring between employees and customers, healthcare professionals, payers and other outside contacts.

         The compliance/external communications group monitors communications with external sources, such as payers, state and federal agencies and other third parties, to ensure the timely response to document and other requests and the receipt and dissemination of supplier bulletin information.

         The compliance/internal reviews group is responsible for conducting a variety of internal reviews of operations to ensure compliance with healthcare program requirements and applicable laws.

         The contracts and licensing group monitors compliance with provider contracting and licensing requirements, which includes random, internal onsite inspections. As appropriate, PolyMedica also utilizes external audit resources to supplement its internal auditing and monitoring activities.

         In August 2001, our Board of Directors appointed an Oversight Committee (the "Committee") for the purpose of establishing an independent committee to act for the Board with respect to the investigations and related litigation described in Item 3 of Part I, Legal Proceedings. The Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Committee will continue to play an active role as these investigations proceed. The Committee's authority includes monitoring the Regulatory Affairs Department and its compliance program to ensure compliance with Medicare and internal Company policies. The Committee currently consists of three non-management members of the Board of Directors.

         Pharmacy Licensing

         In general, our pharmacy operations are regulated by the State of Florida Board of Pharmacy and the statutes of the State of Florida where we are licensed to do business as a pharmacy. Many of the states into which we deliver prescription pharmaceuticals have laws and regulations governing our activities, although they generally permit our pharmaceutical activities so long as they are permitted under the laws and regulations of Florida. Nevertheless, as of May 31, 2002 we had applied for pharmacy licenses in 42 states and had been granted licenses in all of them for our prescription respiratory supplies pharmacy. For our pharmacy that distributes prescription oral medications not covered by Medicare, we had applied for pharmacy licenses in 42 states, had been granted pharmacy licenses in 40 of them, and were awaiting decision in the remaining 2 states as of May 31, 2002. An additional 8 states do not require non-resident pharmacy licenses. We believe that we are in material compliance with the laws and regulations governing pharmaceutical activities in every state in which we deliver prescription pharmaceuticals.

         General

         Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration ("DEA") regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant. In addition, our manufacturing facility is subject to the Good Manufacturing Practices regulations of the FDA. The FDA enforces these regulations through its plant inspection program. In addition, our drug products are subject to the requirements of the Food, Drug and Cosmetics Act and related regulations.

Competition

         We participate in highly competitive markets and have numerous competitors. Many of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

         -        retail pharmacies;

         -        healthcare product distributors;

         -        disease management companies; and

         -        pharmacy benefit management companies.

         In the urinary discomfort category, our AZO STANDARD(R) urinary analgesic holds a leading position. Competitors include a number of major pharmaceutical companies. In the Professional Products market, numerous pharmaceutical companies develop and market prescription products that compete with our products on a branded and generic basis.

         We believe that the principal competitive factors in the Chronic Care, Professional Products and Consumer Healthcare markets include attracting new customers, identifying and responding to customer needs, the quality and breadth of service and product offerings, and expertise with respect to the reimbursement process. We believe that we compete effectively in all of these areas because of:

         - Liberty Medical's brand recognition, supported by a national television advertising campaign;

         - Our expertise in the Medicare reimbursement and compliance process; and

         - Our significant investment in employee training, computer systems and order processing systems to assure high quality customer service, cost-effective order processing, and regulatory compliance.

Employees

         As of March 31, 2002, we had 1,497 full-time employees. We expect to employ additional personnel as we expand our operations. We believe that employee relations are good.

ITEM 2.  PROPERTIES

         Our facilities are located in Woburn, Massachusetts and Port St. Lucie, Palm City and Stuart, Florida. Our corporate headquarters are located in Woburn in a 60,000 square foot facility which we own. We also own a 72,000 square foot facility in Port St. Lucie, Florida, which was purchased in May 1999 and expect to complete construction of a new warehouse and respiratory supplies facility in Port St. Lucie in the second quarter of fiscal year 2003, resulting in an additional 123,000 square feet of owned property. These new facilities will place all of our Florida-based businesses in close proximity and minimize our need for leasing space.

         We believe that our existing facilities and those either currently under construction or lease are adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating fully with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to the outcome of these uncertainties.

         On December 4, 2001, we received notice that the Securities and Exchange Commission ("SEC") was conducting a formal investigation of PolyMedica. On April 8, 2002, the SEC notified us that it had terminated its investigation of PolyMedica and that no enforcement action had been recommended to the Commission.

         On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against PolyMedica and one of its officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against PolyMedica and one of its officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe

Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to Section 21D(a)(3)(B) of the Exchange Act. On July 30, 2001 the Court granted these motions and consolidated the Bowe and Trust Advisor Complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Act. No. 00-12426-REK.

         Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period (the amended class period is October 26, 1998 through August 21, 2001), and named an additional two officers as defendants. We moved to dismiss the consolidated amended complaint on December 10, 2001. The plaintiffs filed their opposition to this motion on February 11, 2002 and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. We will file answers to the consolidated amended complaint shortly. We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

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

         On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named two additional officer defendants. The Complaint alleges that the directors and officers breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical. The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. The defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs filed an opposition to the motion on March 22, 2002 and defendants filed a reply memorandum on April 19, 2002. The Court heard arguments on the motion to dismiss on April 30, 2002 but has not yet rendered any decision with regard thereto. The directors and named officers believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

         A shareholder derivative complaint, Minasian v. Bernstein et. al., Civ. Act. No. 01-11485REK, was filed against PolyMedica's Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleged that the directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical, and sought unspecified damages, the return of director compensation, and other injunctive relief. On November 16, 2001, plaintiff filed an assented-to motion to dismiss the complaint without prejudice, and the case was closed on November 21, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers are as follows:



                   NAME                                 AGE                              POSITION
                   ----                                 ---                              --------
Steven J. Lee....................................       55          Chairman and Chief Executive Officer
Arthur A. Siciliano, Ph.D........................       59          President; President, PolyMedica Pharmaceuticals
                                                                     (U.S.A.), Inc.
John K.P. Stone, III.............................       69          Vice Chairman, General Counsel, and Senior Vice President
Eric G. Walters..................................       50          Executive Vice President and Clerk
Warren K. Trowbridge.............................       50          Senior Vice President; President, Liberty Medical Supply, Inc.
Stephen C. Farrell...............................       37          Chief Financial Officer


         Mr. Lee has been Chairman of PolyMedica since June 1996 and Chief Executive Officer and a director of PolyMedica since May 1990. Mr. Lee served as President of PolyMedica from May 1990 through June 1996. From March 1990 to May 1990, Mr. Lee was a Manager in the Mergers and Acquisitions practice at Coopers & Lybrand LLP. From November 1987 to March 1990, Mr. Lee was President and a director of Shawmut National Ventures, the venture capital division of Shawmut Bank, N.A. From 1984 to 1986, he was President, Chief Executive Officer and a director of RepliGen Corporation, a biotechnology company. Mr. Lee also spent eleven years in venture capital as President of Venture Management Advisors and at Bankers Trust Company. Mr. Lee currently serves as a director of ICN Pharmaceuticals, Inc., Kensey Nash Corporation, and Fibersense Technology Corporation and as a trustee of The Wang Center for the Performing Arts. Mr. Lee is a graduate of the Fordham University School of Law and the Wharton School of Finance of the University of Pennsylvania.

         Dr. Siciliano has been President of PolyMedica since June 1996. Formerly, he served as Executive Vice President from July 1994 to June 1996, as Senior Vice President from January 1993 to July 1994, as Vice President, Pharmaceuticals from July 1991 to January 1993, and as Vice President, Manufacturing from June 1990 to July 1991. From PolyMedica's inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

         Mr. Stone joined PolyMedica in March 2002 and was appointed a Director, Vice Chairman, General Counsel, and Senior Vice President of PolyMedica in June 2002. Prior to joining PolyMedica, Mr. Stone was a senior partner at Hale and Dorr, LLP, a leading Boston based law firm. His corporate law practice focused on emerging companies primarily in the high technology and medical fields and the private and public financing, mergers, acquisitions and strategic relationships of such companies. In his practice, he also assisted U.S. companies in structuring, establishing and financing their U.S. operations. Mr. Stone has lectured and written on numerous tax, corporate, and international subjects, and is a member of the American and Massachusetts Bar Associations. He is a former director of Essex County Community Foundation, Inc., and formerly served as a member of the Board of Governors and the Executive Committee of the New England Aquarium, and as a member of the Corporate Advisory Executive Committee of the Museum of Fine Arts. He is a past President of the American Bar Retirement Association, and a former member and Chairman of the Planning Board of the Marblehead, Massachusetts School Committee. Mr. Stone is a graduate of Harvard Law School and Princeton University.

         Mr. Walters who had served as PolyMedica's Chief Financial Officer since 1990, was promoted to Executive Vice President effective May 2001. He is responsible for managing PolyMedica's finance, investor communications and compliance functions. From 1987 to 1990, Mr. Walters served in various positions at John Hancock Capital Growth Management, Inc., most recently as Assistant Treasurer. From 1983 to 1987, Mr. Walters served as Controller of Venture Founders Corporation and from 1979 to 1983, he was employed at Coopers & Lybrand LLP, most recently as an Audit Supervisor. Mr. Walters is a Certified Public Accountant.

         Mr. Trowbridge joined PolyMedica in February 1999 as Chief Operating Officer of Liberty Medical. On May 1, 1999, he was appointed President of Liberty Medical and was also elected Vice President of PolyMedica. Effective May 15, 2002, he was promoted to Senior Vice President of PolyMedica. From December 1997 to February 1999, he served as President; and from November 1994 to December 1997 he served as Executive Vice President of U.S. Operations for Transworld Healthcare, Inc. an international healthcare company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and Chief Executive Officer of

Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

         Mr. Farrell joined PolyMedica in August 1999 as Treasurer. Effective May 2001, he was promoted to Chief Financial Officer. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers, LLP, most recently as a Senior Manager of the high technology team. A graduate of Harvard University, Mr. Farrell holds an MBA from the University of Virginia and is a Certified Public Accountant.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

         As of March 31, 2002, our Common Stock was held by 688 holders of record. We believe that the actual number of beneficial owners of our Common Stock is significantly greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in "street name". Our Common Stock is traded on the Nasdaq National Market under the symbol "PLMD".

         The following table sets forth the high and low closing sales price per share of Common Stock on the Nasdaq National Market:


                                           FISCAL YEAR 2002
                                      --------------------------
                                       HIGH                 LOW
                                      ------              ------
          1st Quarter                 $40.80              $23.31

          2nd Quarter                  48.43               11.25

          3rd Quarter                  24.36               14.81

          4th Quarter                  25.95               17.16



                                           FISCAL YEAR 2001
                                      --------------------------
                                       HIGH                 LOW
                                      ------               ------
          1st Quarter                 $57.69               $25.94

          2nd Quarter                  47.88                33.63

          3rd Quarter                  58.25                22.81

          4th Quarter                  44.00                17.00


         We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain our earnings to finance the growth of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included elsewhere in this Form 10-K. The balance sheet data as of March 31, 2002 and 2001 and the statements of operations data for the three years ended March 31, 2002 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Form 10-K. The balance sheet data as of March 31, 2000, 1999, and 1998 and the statements of operations data for the two years ended March 31, 1999 have been derived from the audited consolidated financial statements for such years, not included in this Form 10-K.

                                                                    (In thousands, except share and per share data)

YEAR ENDED MARCH 31,                                    2002             2001              2000            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data:
    Net revenues                                      $279,661         $220,046          $156,920         $104,825        $73,825
    Net income                                          30,411           22,734            15,119            7,644          7,619
    Net income per weighted average share, basic          2.43             1.73              1.37              .86            .88
    Net income per weighted average share, diluted        2.38             1.67              1.27              .78            .79
    Weighted average shares, basic                      12,506           13,176            11,049            8,898          8,652
    Weighted average shares, diluted                    12,780           13,596            11,876            9,786          9,691

Pro forma amounts assuming retroactive application
of SAB 101(before cumulative effect of change in
accounting principle):
    Net income                                        $ 30,411         $ 29,660          $ 13,371          $ 6,185        $ 4,957
    Net income per weighted average share, basic          2.43             2.26              1.21              .70            .57
    Net income per weighted average share, diluted        2.38             2.18              1.13              .63            .51

Balance Sheet Data:
    Cash and cash equivalents                         $ 27,884         $ 39,571          $ 40,687          $10,191        $ 6,440
    Total assets                                       224,392          201,564           175,596          112,939         92,401
    Total liabilities and minority interest             50,809           42,914            39,446           49,894         39,473
    Total debt and obligations                           2,227            3,164             3,332           24,666         22,906
    Shareholders' equity                               173,583          158,650           136,150           63,045         52,928

         During the fiscal year ended March 31, 2002, net income included $3.19 million, net of related taxes, or $0.25 per diluted weighted average share, attributable to unusual legal and related expenses as a result of the previously reported investigations of Liberty Medical and Liberty Home Pharmacy and $3.60 million, net of related taxes, or $0.28 per diluted weighted average share, for an adjustment to earnings for probable amounts due to Medicare and others. See Note K to the consolidated financial statements. Excluding the effect of these unusual charges, earnings per diluted weighted average share would have been $2.91 for the fiscal year ended March 31, 2002.

         During the fourth quarter of fiscal year 2001, we implemented Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" retroactive to April 1, 2000. Effective April 1, 2000, we recorded the cumulative effect of the change in accounting principle. During the fiscal year ended March 31, 2001, net income included a $6.93 million charge, net of related taxes, or $0.51 per diluted weighted average share, related to the cumulative effect of a change in accounting principle for the adoption of SAB
101. See Note C to the consolidated financial statements.

         In the fiscal year ended March 31, 2000, net income included a $1.34 million loss, net of related taxes, or $0.12 per diluted weighted average share, related to the extraordinary loss on retirement of debt.

         During the fiscal year ended March 31, 1998, net income included $2.74 million, net of related taxes, or $0.29 per diluted weighted average share, related to the gain on the July 1997 sale of our wound care business. During the fiscal year ended March 31, 1999, net income included $976,000, net of related taxes, or $0.10 per diluted weighted average share, related to this sale.

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

OVERVIEW

Business

         PolyMedica is a leading provider of direct-to-consumer medical products and services, conducting business through our Chronic Care, Professional Products and Consumer Healthcare segments. Through our Chronic Care segment, we sell diabetes supplies and related products and provide services to Medicare-eligible seniors suffering from diabetes and related chronic diseases. Through our Professional Products segment we provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from COPD. We also market, manufacture and distribute a broad line of prescription urological and suppository products. In addition, during fiscal 2002, we began selling prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide through our Consumer Healthcare segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market.

Critical Accounting Policies

         Our discussion and analysis of PolyMedica's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         PolyMedica's significant accounting policies are presented within Note B to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, accounts receivable and the allowance for doubtful accounts, inventories, direct-response advertising, amounts due to Medicare and others, and uncertainties.

         Revenue Recognition

         We recognize revenue related to product sales to customers who have placed orders upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms to bill Medicare (if applicable), other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition are subjective and complex and therefore require management's interpretation. Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. Changes in these factors could effect the timing and amount of revenue and costs recognized.

         Accounts Receivable and Allowance for Doubtful Accounts

         The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category. Changes in judgment regarding these factors could effect the timing and amount of costs recognized.

         Inventories

         The carrying value of inventories is based upon the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written forms to bill Medicare (if applicable), other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers is based upon historical experience of collection of documents required to bill Medicare (if applicable), other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

          Direct-Response Advertising

         In accordance with Statement of Position 93-7("SOP 93-7") we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. A business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings.

         Amounts due to Medicare and others

         The determination of appropriate Medicare rates for billing are subjective and complex. Amounts due to Medicare and others are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable. Changes in judgment regarding amounts due to Medicare and others could result in income or expenses that are different from our estimates.

         Uncertainties

         The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating fully with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have not recorded any charges related to the outcome of these uncertainties in our March 31, 2002 consolidated financial statements. If any of these investigations results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions that could, either individually or in the aggregate, materially and adversely affect our financial position and results of operations.

         PolyMedica and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two officers of PolyMedica in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to the outcome of these uncertainties. An unfavorable outcome could have a material effect on our financial position and results of operations.

Recent Transactions

         On February 12, 2002, all outstanding minority interests in our subsidiaries previously held by certain Company executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost and are classified as additional paid in capital in the shareholders' equity section of our consolidated balance sheets as of March 31, 2002. As a result of these transactions, there were no outstanding minority interests in PolyMedica or any of its subsidiaries as of March 31, 2002.

Other

         We do not believe our net product sales, in the aggregate, are subject to material seasonal fluctuations.

         Other non-direct response advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

         We operate from manufacturing and distribution facilities located in Massachusetts and Florida. Virtually all of our product sales are denominated in U.S. dollars.

         Expense items include cost of sales and selling, general and administrative expenses.

         - Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our facility and shipping and handling fees.

         - Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as legal and related expenses, allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

         Period to period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

RESULTS OF OPERATIONS

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

         Total net revenues increased by 27.1% to $279.66 million in the fiscal year ended March 31, 2002, as compared with $220.05 million in the fiscal year ended March 31, 2001. This increase was primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 24.3% and 48.5%, respectively, in the fiscal year ended March 31, 2002, as compared with the fiscal year ended March 31, 2001. See Note V to the consolidated financial statements for segment information.

         Net revenues in the Chronic Care segment increased by 24.3% to $207.26 million in the fiscal year ended March 31, 2002, as compared with $166.77 million in the fiscal year ended March 31, 2001. This growth was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to increase in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services, including diabetes test strips, under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which added 3.7% to the revenue of many of our Chronic Care segment products beginning July 1, 2001. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% cost of living adjustment was recorded from July 1, 2001 to December 31, 2001. This incremental 3.28% cost of living adjustment ended on December 31, 2001.

         Net revenues from Professional Products increased 48.5% to $64.86 million in the fiscal year ended March 31, 2002, as compared with $43.67 million in the fiscal year ended March 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 21.5% to $7.54 million in the fiscal year ended March 31, 2002, as compared with $9.61 million in the fiscal year ended March 31, 2001, due primarily to the sale of certain assets of our thermometry business in September 2000.

         As a percentage of total net revenues, overall gross margins were 65.1% in the fiscal year ended March 31, 2002 and 65.0% in the fiscal year ended March 31, 2001. Gross margins in the fiscal year ended March 31, 2002 increased slightly due primarily to a cost of living adjustment described above, and increased sales in our higher margin Professional Products segment, partially offset by a change in the interpretation of the reimbursement formula for albuterol and ipratropium combinations (see Note K to the consolidated financial statements for more details), increasing sales from new business initiatives that have lower margins than our average and a change in the product mix for our Chronic Care and Professional Products segments.

         As a percentage of total net revenues, selling, general and administrative expenses were 47.8% for the fiscal year ended March 31, 2002, as compared with 44.3% for the fiscal year ended March 31, 2001. Selling, general and administrative expenses increased by 37.0% in the fiscal year ended March 31, 2002 to $133.61 million, as compared with $97.55 million in the fiscal year ended March 31, 2001. This increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to unusual legal and related expenses of $5.06 million and a charge of $5.03 million for probable amounts due to Medicare and others which relates to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Professional Products segment, in the fiscal year ended March 31, 2002. We do not expect any further charges to income as a result of this change in interpretation. See Note K to the consolidated financial statements for more information. The unusual legal and related expenses incurred in the fiscal year ended March 31, 2002 of approximately $5.06 million were primarily attributable to previously reported investigations of Liberty Medical and Liberty Home Pharmacy. We expect that we will continue to incur unusual legal and related expenses in the fiscal year ending March 31, 2003. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $10.70 million to $30.31 million in the fiscal year ended March 31, 2002, from $19.60 million in the fiscal year ended March 31, 2001. Amortization increased as a result of the growth in the direct-response advertising asset value. See Note B to the consolidated financial statements for more information.

         Investment income, net decreased 61.5% to $1.11 million in the fiscal year ended March 31, 2002, as compared with $2.87 million in the fiscal year ended March 31, 2001, due to a lower average cash balance and lower interest rates. Interest expense decreased 41.3% to $166,000 in the fiscal year ended March 31, 2002, as compared with $282,000 in the fiscal year ended March 31, 2001, due primarily to the elimination of interest expense on Liberty Medical's Port St. Lucie facility mortgage as a result of the $1.36 million repayment in December 2000.

         Pretax income before the cumulative effect of a change in accounting principle was $48.89 million in the fiscal year ended March 31, 2002, a 3.4% increase as compared with $47.30 million in the fiscal year ended March 31, 2001. The marginal increase was primarily attributable to approximately $5.06 million of unusual legal and related expenses and a $5.85 million adjustment to earnings for probable amounts due to Medicare and others, recorded in the fiscal year ended March 31, 2002, without which the increase in pretax income would have been greater.

         The provision for income taxes was $18.48 million and $17.65 million in the fiscal years ended March 31, 2002 and 2001, respectively, which resulted in an effective tax rate of 37.8% and 37.3% in fiscal years 2002 and 2001, respectively. The effective tax rates in fiscal years 2002 and 2001 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. We anticipate that the effective tax rate for fiscal year 2003 will be at or near the fiscal 2002 effective tax rate. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying country, state, or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

         Our income before the cumulative effect of a change in accounting principle, net of taxes, was $30.41 million, or $2.38 per diluted weighted average share, for the fiscal year ended March 31, 2002, as compared with $29.66 million, or $2.18 per diluted weighted average share, for the fiscal year ended March 31, 2001. Excluding $3.19 million of unusual legal and related expenses, net of related taxes, and a $3.60 million adjustment to earnings for probable amounts due to Medicare and others, net of related taxes, earnings per diluted weighted average share were $2.91 in the fiscal year ended March 31, 2002. Net income was $30.41 million, or $2.38 per diluted weighted average share, for the fiscal year ended March 31, 2002, as compared with $22.73 million, or $1.67 per diluted weighted average share, for the fiscal year ended March 31, 2001.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

         Total net revenues increased by 40.2% to $220.05 million in the fiscal year ended March 31, 2001, as compared with $156.92 million in the fiscal year ended March 31, 2000. This increase was primarily the result of the growth in revenues from our Chronic Care and Professional Products segments which increased 32.4% and 164.6%, respectively, in the fiscal year ended March 31, 2001, as compared with the fiscal year ended March 31, 2000. See Note V to the consolidated financial statements for segment information.

         Net revenues in the Chronic Care segment increased by 32.4% to $166.77 million in the fiscal year ended March 31, 2001, as compared with $126.00 million in the fiscal year ended March 31, 2000. This growth was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to increase in order to further the expansion of our Chronic Care segment.

         Net revenues from Professional Products increased 164.6% to $43.67 million in the fiscal year ended March 31, 2001, as compared with $16.50 million in the fiscal year ended March 31, 2000. This increase was mainly attributable to the growth in our customer base as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to increase in order to further the expansion of our Professional Products segment.

         Net revenues from Consumer Healthcare products decreased 33.3% to $9.61 million in the fiscal year ended March 31, 2001, as compared with $14.42 million in the fiscal year ended March 31, 2000, due in large part to the sale of certain assets of our thermometry business in September 2000.

         As a percentage of total net revenues, overall gross margins were 65.0% in the fiscal year ended March 31, 2001, and 58.9% in the fiscal year ended March 31, 2000. Gross margins in the fiscal year ended March 31, 2001 increased due primarily to improved gross margins in the Chronic Care segment, resulting from favorable product mix, increased sales volume and ongoing price reductions from suppliers, as well as increased sales volume and improving margins in the Professional Products segment.

         As a percentage of total net revenues, selling, general and administrative expenses were 44.3% for the fiscal year ended March 31, 2001, as compared with 41.8% for the fiscal year ended March 31, 2000. Selling, general and administrative expenses increased by 48.8% in the fiscal year ended March 31, 2001 to $97.55 million, as compared with $65.56 million in the fiscal year ended March 31, 2000. This increase was primarily attributable to increased amortization of direct-response advertising of $10.57 million and increased bad debt provisions of $4.24 million.

         Investment income, net increased by 113.0% to $2.87 million in the fiscal year ended March 31, 2001, as compared with $1.35 million in the fiscal year ended March 31, 2000, as we earned interest on higher average cash balances primarily as a result of a full year of interest earned in fiscal 2001 on proceeds from our October 1999 secondary public offering. Interest expense decreased by 80.0% to

$282,000 in the fiscal year ended March 31, 2001, as compared with $1.41 million in the fiscal year ended March 31, 2000, due to the October 1999 retirement of the Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes") to the John Hancock Mutual Life Insurance Company ("Hancock").

         Pretax income was $47.30 million in the fiscal year ended March 31, 2001, as compared with $26.67 million in the fiscal year ended March 31, 2000. This 77.4% increase in pretax income was primarily the result of increased sales volume and improved gross margins partially offset by increased selling, general and administrative expenses.

         The provision for income taxes was $17.65 million and $10.22 million in the fiscal years ended March 31, 2001 and 2000, respectively, which resulted in an effective tax rate of 37.3% and 38.3% in fiscal years 2001 and 2000, respectively. The effective tax rates in fiscal years 2001 and 2000 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences.

         Our net income was $22.73 million, or $1.67 per diluted weighted average share, in the fiscal year ended March 31, 2001, as compared with $15.12 million, or $1.27 per diluted weighted average share in the fiscal year ended March 31, 2000. Net income, excluding the $6.93 million cumulative effect of a change in accounting principle, net of related taxes, was $29.66 million, or $2.18 per diluted weighted average share, for the fiscal year ended March 31, 2001, as compared with net income, excluding the $1.34 million extraordinary loss on retirement of debt, net of related taxes, of $16.46 million, or $1.39 per diluted weighted average share, for the fiscal year ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our business is currently funded through cash flow from operations. We have generated positive cash flow from operations in each of the last thirteen quarters and have reported positive annual cash flows from operations in each of the last 4 fiscal years, with $22.90 million, $14.62 million, $10.08 million, and $539,000 generated in the fiscal years ended March 31, 2002, 2001, 2000, and 1999, respectively. Our cash and cash equivalents balance decreased $11.69 million to $27.88 million as of March 31, 2002, due primarily to $18.00 million of cash used for the repurchase of shares of our common stock plus cash used for capital expenditures for new facilities, offset by cash flows generated from operations. Cash flows from operations of $22.90 million for the fiscal year ended March 31, 2002, were generated by net income of $30.41 million, offset by cash used to fund certain areas of our operations, such as increased spending for direct-response advertising of $11.01 million to $42.48 million in the fiscal year ended March 31, 2002, as compared with $31.47 million in the fiscal year ended March 31, 2001, to further expand our customer base, both for diabetes testing and prescription respiratory supplies.

         The following table summarizes our contractual obligations for future annual minimum lease and rental commitments as of March 31, 2002, under all of our leases, capital and operating:

                                            CAPITAL        OPERATING
         (In thousands)                     LEASES          LEASES
                                            -------        ---------
         2003                                 $ 855         $ 1,339
         2004                                   416             688
         2005                                   177             433
         2006                                    78              38
         2007 and thereafter                     42              18
                                             ------         -------
         Total minimum payments              $1,568         $ 2,516
                                             ======         =======

         In the fiscal years ended March 31, 2002 and 2001, we used $15.23 million and $7.74 million of cash for investing activities, respectively. The $7.49 million increase in total cash used for investing activities was primarily due to a $6.34 million increase in property, plant and equipment purchases in the fiscal year ended March 31, 2002, as compared with the fiscal year ended March 31, 2001. Higher spending in the current fiscal year for property, plant and equipment is primarily related to the ongoing construction of two new facilities in Port St. Lucie, Florida included in the construction in process category of property, plant and equipment. The cumulative amount spent through March 31, 2002 related to this construction was $8.60 million, which will not be depreciated until the construction is completed. In fiscal 2003, we estimate that we will spend an additional $5.00 million on the construction of these two new facilities, for which no liability has been recorded as of March 31, 2002, because we have no contractual obligation to complete the construction.

         In the fiscal year ended March 31, 2002, we used $19.36 million of cash for financing activities, $18.00 million of which was used to repurchase 1,009,000 shares of our common stock. In June 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. As of March 31, 2002, 1,246,000 shares had been repurchased under these programs for an aggregate of $24.64 million or an average price of $19.78 per share. As of March 31, 2002, 754,000 shares remained authorized for repurchase under the August 2001 authorized share repurchase program. Other financing activities included the receipt of proceeds from the issuance of common stock, payments of capital lease obligations and the setting aside of amounts for executive deferred compensation plans.

         In November 2000, we filed an amendment to a shelf registration statement originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. It will be in effect until November 2002. No shares of common stock had been sold under this shelf registration statement as of March 31, 2002.

         We believe that our cash and cash equivalents balance as of March 31, 2002 of $27.88 million, including cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. We are conducting an active search for the strategic acquisition of complementary businesses, products or technologies which leverage our marketing, sales and distribution infrastructure. We currently have no commitments or agreements with respect to any such acquisition. Other factors which could negatively impact our liquidity include a reduction in the demand for our products or a reduction in Medicare reimbursement for our products.

         We hold certain investments related to executive deferred compensation plans, see Note B to the consolidated financial statements, which are accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments related to the executive deferred compensation plans, which have been classified as trading, are included in other assets and are recorded at fair value. As of March 31, 2002, the fair value of these investments was not materially different from cost.

ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on April 1, 2002. The adoption of SFAS 142 could have a material impact on our consolidated financial statements, as we will replace ratable amortization of goodwill with periodic impairment tests. Impairment tests performed under SFAS 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003. We have not yet determined what effect these impairment tests will have on our consolidated financial statements in the future. As a result of adopting SFAS 142 effective April 1, 2002, approximately $1.54 million of goodwill amortization will not be recognized in fiscal 2003.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will be adopted, as required, on April 1, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single model (based on the framework established in SFAS No. 121) for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted, as required, on April 1, 2002. Generally, its provisions are to be applied prospectively. This accounting pronouncement could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

         Sales of a significant portion of our Chronic Care and Professional Products supplies depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts.

Litigation may materially adversely affect us

         PolyMedica and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two officers of PolyMedica in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to the outcome of these uncertainties. An unfavorable outcome could have a material effect on our financial position and results of operations.

We could experience significantly reduced profits as the result of an unfavorable outcome to current governmental investigations

         The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating fully with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to the outcome of these uncertainties. If any of these investigations results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations.

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

The profitability of our Chronic Care and Professional Products segments will decrease if we do not receive recurring orders from customers

         We generally incur losses and negative cash flow with respect to the first order from a new customer for Chronic Care products and prescription respiratory supplies, included in our Professional Products segment, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

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

Loss of use of manufacturing or data storage facilities would significantly reduce revenues and profits from our businesses

         We manufacture substantially all of our prescription urology and suppository products and many of our Consumer Healthcare products at our facility in Woburn, Massachusetts. In addition, we process and store most of our customer data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. We might also incur significant expense in remedying the problem or securing alternative manufacturing or data storage sources.

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products

         The majority of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

We could have difficulty selling our Consumer Healthcare and Professional Products if we cannot maintain and expand our sales to distributors

         We rely on third party distributors to market and sell our Consumer Healthcare and prescription urology and suppository products. Our sales of these products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

         Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our prescription respiratory supplies, could result in accelerated charges against our earnings.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
                                                                                                     ----

                           Report of Independent Accountants                                            23

                           Consolidated Balance Sheets as of March 31, 2002 and 2001                    24

                           Consolidated Statements of Operations for the years ended
                           March 31, 2002, 2001, and 2000                                               25

                           Consolidated Statements of Shareholders' Equity for the years ended
                           March 31, 2002, 2001, and 2000                                               26

                           Consolidated Statements of Cash Flows for the years ended
                           March 31, 2002, 2001, and 2000                                               27

                           Notes to Consolidated Financial Statements                                   28

                  2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                           The following consolidated financial statement
                           schedule is included in Item 14(d):

                           Schedule II - Valuation and Qualifying Accounts


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PolyMedica Corporation:

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 8(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note C to the consolidated financial statements, during the year ended March 31, 2001 the Company changed its method of recognizing revenue.


                                                 /s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
May 15, 2002

                             POLYMEDICA CORPORATION
               (In thousands, except share and per share amounts)

CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,             MARCH 31,
                                                                                            2002                   2001
                                                                                         ---------             ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                              $27,884                $39,571
    Accounts receivable (net of allowances of $15,539
       and $13,729 as of March 31, 2002 and 2001, respectively)                             44,059                 31,969
    Inventories                                                                             21,663                 22,791
    Deferred tax asset                                                                      10,622                  9,558
    Prepaid expenses and other current assets                                                1,727                  1,073
                                                                                          --------                -------
           Total current assets                                                            105,955                104,962

Property, plant, and equipment, net                                                         34,603                 22,199
Intangible assets, net                                                                      30,446                 32,723
Direct response advertising, net                                                            52,112                 39,940
Other assets                                                                                 1,276                  1,740
                                                                                          ---------              --------

           Total assets                                                                   $224,392               $201,564
                                                                                          ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $10,270                $13,118
    Amounts due to Medicare and others                                                       4,798                     --
    Accrued expenses                                                                        12,990                  8,277
    Current portion, capital lease obligations                                                 742                    587
                                                                                          --------                -------

           Total current liabilities                                                        28,800                 21,982

Long-term note payable, capital lease and other obligations                                  1,485                  2,576
Deferred income taxes                                                                       20,524                 17,551
                                                                                          --------               --------

           Total liabilities                                                                50,809                 42,109


Minority interest                                                                               --                    805
Commitments and contingencies (Note M)
Shareholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized, none issued or outstanding                                                   --                     --
    Common stock, $.01 par value; 50,000,000 shares
       authorized; 13,300,477 and 13,275,993 shares
       issued as of March 31, 2002 and 2001, respectively                                      133                    133
    Treasury stock, at cost (1,143,158 and 205,325 shares
       as of March 31, 2002 and 2001, respectively)                                        (22,185)                (5,526)
    Additional paid-in capital                                                             119,891                118,710
    Retained earnings                                                                       75,744                 45,333
                                                                                          --------               --------

           Total shareholders' equity                                                      173,583                158,650
                                                                                          --------               --------

           Total liabilities and shareholders' equity                                     $224,392               $201,564
                                                                                          ========               ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             POLYMEDICA CORPORATION
                    (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS



         YEAR ENDED MARCH 31,                                             2002             2001              2000
        -----------------------------------------------------------------------------------------------------------

         Net revenues                                                   $279,661         $220,046          $156,920

         Cost of sales                                                    97,519           76,973            64,487
                                                                        --------         --------          --------


         Gross margin                                                    182,142          143,073            92,433

         Selling, general and administrative expenses                    133,609           97,554            65,557
                                                                        --------         --------          --------

         Income from operations                                           48,533           45,519            26,876

         Other income and expense:
              Investment income, net                                       1,105            2,867             1,346
              Interest and other expense                                    (180)            (348)           (1,411)
              Minority interest                                             (564)            (733)             (141)
                                                                        --------         --------          --------
                                                                             361            1,786              (206)

         Income before income taxes                                       48,894           47,305            26,670

         Income tax provision                                             18,483           17,645            10,215
                                                                        --------         --------          --------

         Income before cumulative effect of change in accounting
             principle and extraordinary loss                             30,411           29,660            16,455

         Extraordinary loss on retirement of debt, net of taxes of
             $829                                                             --               --            (1,336)

         Cumulative effect of change in accounting principle,
             net of taxes of $4,121                                           --           (6,926)               --
                                                                        --------         --------          --------

         Net income                                                     $ 30,411         $ 22,734          $ 15,119
                                                                        ========         ========          ========

         Net income per weighted average share before cumulative effect of change in accounting principle and extraordinary loss on retirement of debt:

                  Basic                                                 $   2.43         $   2.26          $   1.49
                  Diluted                                               $   2.38         $   2.18          $   1.39

         Cumulative effect of change in accounting principle:

                  Basic                                                 $     --         $   (.53)         $     --
                  Diluted                                               $     --         $   (.51)         $     --

         Extraordinary loss on retirement of debt:

                  Basic                                                 $     --         $     --          $   (.12)
                  Diluted                                               $     --         $     --          $   (.12)
                                                                        --------         --------          --------

         Net income per weighted average share:

                  Basic                                                 $   2.43         $   1.73          $   1.37
                                                                        ========         ========          ========
                  Diluted                                               $   2.38         $   1.67          $   1.27
                                                                        ========         ========          ========

         Weighted average shares, basic                                   12,506           13,176            11,049

         Weighted average shares, diluted                                 12,780           13,596            11,876



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             POLYMEDICA CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               for the years ended March 31, 2000, 2001, and 2002
                             (Dollars in thousands)

                                       Common stock        Treasury stock                                     Notes      Total
                                    -----------------   --------------------       Additional               receivable    share-
                                    Number of           Number of                  paid - in     Retained     from      holders'
                                     shares    Amount    shares        Amount       capital      earnings    officers    equity
                                   ----------  ------  -----------    ---------    ----------    --------   -------    --------


Balance at March 31, 1999           9,197,075   $ 92       (78,003)   $    (458)    $  56,557    $ 7,480     $(626)    $ 63,045
Exercise of stock options and
  warrants                            615,718      6                                    3,002                             3,008
Receipt of treasury stock in
  connection with stock option
  and warrant exercises               822,882      8       (80,725)      (1,780)        1,772                                --
Payments of officer notes
  receivable                                               (19,400)        (560)                               626           66
Tax benefit from stock options
  exercised                                                                             2,571                             2,571
Issuance of treasury stock
  under the 1992 Employee Stock
  Purchase Plan                        12,684                6,634           27           109                               136
Issuance of common and treasury
  stock in the October 1999
  secondary offering                2,460,308     25       169,291        2,703        50,077                            52,805
Offering expenses                                                                        (600)                             (600)
Net income                                                                                        15,119                 15,119
                                   ----------   ----   -----------    ---------     ---------    ------     -------    --------
Balance at March 31, 2000          13,108,667    131        (2,203)         (68)      113,488     22,599                136,150
Exercise of stock options and
  warrants                            155,476      2        33,878        1,183           808                             1,993
Repurchase of common stock                                (237,000)      (6,641)                                         (6,641)
Tax benefit from stock options
  exercised                                                                             4,087                             4,087
Issuance of common stock under
  the 1992 Employee Stock
  Purchase Plan                        11,850                                             327                               327
Net income                                                                                        22,734                 22,734
                                   ----------   ----   -----------    ---------     ---------    ------     -------    --------
Balance at March 31, 2001          13,275,993    133      (205,325)      (5,526)      118,710     45,333                158,650
Exercise of stock options and
  warrants, net of receipt of
  19,242 shares for exercises                               71,167        1,343        (1,231)                              112
Repurchase of common stock                              (1,009,000)     (18,002)                                        (18,002)
Tax benefit from stock options
  exercised                                                                               620                               620
Issuance of common stock under
  the 1992 Employee Stock
  Purchase Plan                        24,484                                             423                               423
Contribution of minority
  interests                                                                             1,369                             1,369
Net income                                                                                        30,411                 30,411
                                   ----------   ----   -----------    ---------     ---------    ------     -------    --------
Balance at March 31, 2002          13,300,477   $133    (1,143,158)    $(22,185)   $  119,891   $ 75,744    $    --    $173,583
                                   ==========   ====    ==========    =========    ==========   ========    =======    ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             POLYMEDICA CORPORATION
                                 (In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED MARCH 31,                                                   2002                   2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                           $ 30,411              $  22,734               $  15,119
Adjustments to reconcile net income to net cash flows:
   Depreciation and amortization                                        5,733                  5,214                   4,004
   Amortization of direct-response advertising                         30,306                 19,604                   9,036
   Direct-response advertising                                        (42,478)               (31,467)                (21,436)
   Minority interest                                                      564                    662                     141
   Deferred income taxes                                                1,909                 (1,533)                  4,314
   Tax benefit from stock options exercised                               620                  4,087                   2,571
   Provision for bad debts                                             21,000                 15,530                  11,292
   Provision for sales allowances                                      12,525                 11,899                   9,822
   Provision for inventory obsolescence                                   948                  1,788                     253
   Provision for amounts due to Medicare and others                     5,848                     --                      --
   Extraordinary loss on retirement of debt                                --                     --                   2,165
   Other                                                                   32                    674                     220
   Changes in assets and liabilities:
     Accounts receivable                                              (45,615)               (19,635)                (28,626)
     Inventories                                                          180                (16,997)                 (2,323)
     Prepaid expenses and other assets                                   (997)                   604                    (998)
     Accounts payable                                                  (2,848)                  (969)                  1,555
     Amounts due to Medicare and others                                (1,050)                    --                      --
     Accrued expenses and other liabilities                             5,811                  2,429                   2,970
                                                                     --------               --------                --------
       Total adjustments                                               (7,512)                (8,110)                 (5,040)
                                                                     --------               --------                --------
         Net cash flows from operating activities                      22,899                 14,624                  10,079
                                                                     --------               --------                --------
Cash flows from investing activities:
     Purchase of marketable securities                                 (5,499)               (20,300)                     --
     Proceeds from the sale of marketable securities                    5,499                 20,300                      --
     Proceeds from sale of certain assets                                  --                  1,300                      --
     Investment in other assets                                            --                   (200)                   (157)
     Purchase of property, plant, and equipment                       (15,251)                (8,912)                 (9,077)
     Proceeds from sale of equipment                                       22                     72                       8
                                                                     --------               --------                --------
         Net cash flows from investing activities                     (15,229)                (7,740)                 (9,226)
                                                                     --------               --------                --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               532                  2,320                   3,145
     Net proceeds from secondary offering                                  --                     --                  52,205
     Repurchase of common stock                                       (18,002)                (6,641)                     --
     Contributions to deferred compensation plans                      (1,125)                (1,768)                     --
     Payment of obligations under capital leases                         (762)                  (529)                   (350)
     Repayment of line of credit                                           --                     --                  (4,000)
     Repayment of officer notes receivable                                 --                     --                      66
     Premium paid on retirement of debt                                    --                     --                  (1,806)
     Repayment of senior debt and note payable                             --                 (1,382)                (19,617)
                                                                     --------               --------                --------
         Net cash flows from financing activities                     (19,357)                (8,000)                 29,643
                                                                     --------               --------                --------
         Net increase/(decrease) in cash and cash
           equivalents                                                (11,687)                (1,116)                 30,496

         Cash and cash equivalents at beginning of period              39,571                 40,687                  10,191
                                                                     --------               --------                --------
         Cash and cash equivalents at end of period                  $ 27,884               $ 39,571                $ 40,687
                                                                     ========               ========                ========
Supplemental disclosure of cash flow information:

         Cash paid during the period for interest                    $    166               $    293                $  1,889
         Income taxes paid                                             17,677                  9,617                   2,725
         Assets purchased under capital lease or note
          payable                                                         642                    116                   2,302
         Disposal of equipment                                            135                    523                     236



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       NATURE OF BUSINESS:

         PolyMedica Corporation (the "Company") was incorporated as Emerging Sciences, Inc. in Massachusetts on November 16, 1988, and commenced commercial operations in October 1989. In July 1990, the Company changed its name to PolyMedica Industries, Inc. In June 1996, the Company distributed to its shareholders all of its shares of CardioTech International, Inc. ("CardioTech") in a transaction that qualified as a tax-free spinoff. In August 1996, the Company purchased Liberty Medical Supply, Inc. ("Liberty Medical"), a diabetes supply company. In July 1997, the Company sold certain assets of its U.S. and U.K. professional wound care operations. In September 1997, the Company changed its name to PolyMedica Corporation. In September 2000, the Company sold certain assets of its thermometry business. The Company and its subsidiaries operate from manufacturing, distribution, and laboratory facilities located in Massachusetts and Florida.

         The Company generates sales of diabetes supplies and related products through its Chronic Care segment, prescription respiratory supplies, prescription oral medications and prescription urologicals through its Professional Products segment and over-the-counter ("OTC") urinary discomfort products through its Consumer Healthcare segment.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2002, all of the Company's subsidiaries were wholly-owned.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, accrued expenses, amounts due to Medicare and others, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates.

UNCERTAINTIES

         The Company is subject to risks and uncertainties common to companies in the healthcare industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, receipt of third-party healthcare reimbursement, litigation, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice ("DOJ"), and the Food and Drug Administration ("FDA"). The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"). Both civil and criminal investigations are being conducted. The Company is cooperating fully with the investigations. It cannot accurately predict the outcome of these proceedings at this time, and has therefore not recorded any charges relating to the outcome of these uncertainties. If any of these investigations results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on the Company's financial position and results of operations.

         PolyMedica and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two officers of PolyMedica in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the various claims probable, it cannot accurately predict their ultimate disposition, and has therefore not recorded any charges related to the outcome of these uncertainties. An unfavorable outcome could have a material effect on the Company's financial position and results of operations.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents and investments with high-credit-quality financial institutions. In fiscal years 2002 and 2001, the Company invested primarily in commercial paper with initial maturities of 90 days or less and classifies all investments as held-to-maturity. All investments held as of March 31, 2002 and 2001, excluding investments held in the Company's executive deferred compensation plans ("the Plans"), have been classified as cash equivalents and are carried at amortized cost which approximates market value. The investments held in the Plans, which are accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") have been classified as trading, are included in other assets, and are recorded at fair value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers and the Company's historical collection experience. The Company maintains allowances for doubtful accounts for estimated amounts expected to be uncollectible from third-party payers and customers. Estimates are based on historical collection and write-off experience, current trends, credit policy, and on the Company's analysis of accounts receivable by aging category.

INVENTORIES

         Inventories gross value is based on the lower of cost (first-in, first-out method) or market. The carrying value of inventories is based on the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare (if applicable), other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which the Company has received an order but has not yet received the required written documents and therefore has not recognized revenue. The carrying value of inventory shipped to customers is based upon historical experience of collection of documents required to bill Medicare (if applicable), other third-party payers, and customers.

OTHER ASSETS

         Included in other assets are restricted investments of $868,000 and $1.63 million as of March 31, 2002 and 2001, respectively, which represent amounts set aside by the Company under executive deferred compensation plans (the "Plans"). The related liability is included in long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss ("investment income, net" as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). As of March 31, 2002, the fair value of these investments was not materially different from cost. In the fiscal year ended March 31, 2002, $1.88 million was paid directly to certain beneficiaries from the Plans. Amounts set aside for the Plans in the fiscal years ended March 31, 2002 and 2001 totaled $1.13 million and $1.77 million, respectively.

         The investments held in the Plans, which are accounted for pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" have been classified as trading, are included in other assets, and are recorded at fair value.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which is 30 years for buildings and ranges from five to twelve years for office equipment, furniture and fixtures, laboratory equipment, commercial vehicles, and manufacturing equipment. Amortization of leasehold improvements is computed using the straight-line method based on estimated useful lives or terms of the lease, whichever is shorter. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not depreciated until placed in service.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIRECT-RESPONSE ADVERTISING

         In accordance with Statement of Position 93-7 ("SOP 93-7"), direct-response advertising and associated costs for the Company's diabetes supplies and related products, included in the Chronic Care segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising.

         Direct-response advertising and related costs for the Company's prescription respiratory supplies, included in the Professional Products segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two-year period.

         The Company incurred and capitalized direct-response advertising of $42.48 million, $31.47 million and $21.44 million in fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002 and 2001, accumulated amortization was $66.87 million and $36.57 million, respectively, which resulted in a net capitalized direct-response advertising asset of $52.11 million and $39.94 million, respectively. A total of $30.31 million, $19.60 million and $9.04 million in direct-response advertising was amortized and charged to selling, general and administrative expenses in fiscal years 2002, 2001 and 2000, respectively. The Company expenses in the period all other advertising that does not meet the capitalization requirements of SOP 93-7.

INTANGIBLE ASSETS

         The Company capitalizes and includes in intangible assets the costs of acquiring patents on its products, customer lists, covenants-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on a straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. Customer lists, covenants-not-to-compete, and goodwill are amortized over seven, ten, and seven to thirty years, respectively. Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on April 1, 2002, ratable amortization of goodwill will be replaced with tests of the goodwill's impairment at various periods, specifically upon adoption of SFAS 142, annually, and as a result of a specific event or activity, and that intangible assets other than goodwill be amortized over their useful lives.

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

REVENUE RECOGNITION

         In conjunction with the Company's change in accounting principle for revenue recognition, as described in Note C, revenue related to product sales to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the required written forms to bill Medicare (if applicable), other third-party payers, and customers. The Company records revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for shipments for which the Company has not yet received a written Authorization of Benefits and Doctor's Order (if applicable), until the period in which those documents are collected and verified.

         Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the years ended March 31, 2002 and 2001, the Company provided for sales allowances at a rate of approximately 4.3% and 5.4% of gross sales, respectively. The Company analyzes sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. At the time of revenue recognition, the Company follows the government-distributed list containing reimbursement prices for Medicare-covered products (the "Medicare Fee Schedule") and excludes from revenue amounts billed in excess of the Medicare Fee Schedule. As a result, the Company's contractual allowances are immaterial. The reimbursements that Medicare pays to the Company are subject to review by

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate government regulators. Medicare reimburses at 80% of the Medicare Fee Schedule for reimbursable supplies and the Company bills the remaining balance to either third-party payers or directly to customers.

         Approximately $196.80 million, $151.42 million and $99.77 million of revenues for the years ended March 31, 2002, 2001 and 2000, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries.

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

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

EARNINGS PER WEIGHTED AVERAGE SHARE

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. The required disclosures under SFAS 123 are included in Note T.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on April 1, 2002. The adoption of SFAS 142 could have a material impact on our consolidated financial statements, as we will replace ratable amortization of goodwill with periodic

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment tests. Impairment tests performed under SFAS 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003. We have not yet determined what effect these impairment tests will have on our consolidated financial statements. As a result of adopting SFAS 142 effective April 1, 2002, approximately $1.54 million of goodwill amortization will not be recognized in fiscal 2003.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will be adopted, as required, on April 1, 2003. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and thus will be adopted, as required, on April 1, 2002. Generally, its provisions are to be applied prospectively. This accounting pronouncement could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

RECLASSIFICATIONS

         Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

C.       CHANGE IN ACCOUNTING PRINCIPLE:

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, the Company recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and the Company has received and verified the written Authorization of Benefits and Doctor's Order required to bill Medicare (if applicable), other third-party payers, and customers.

         The Company delays revenue recognition for product shipments for which the Company has not yet received a written Authorization of Benefits and Doctor's Order, until the period in which those documents are collected and verified. During the fourth quarter ended March 31, 2001, the Company implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted weighted average share, which was applied retroactively as of April 1, 2000 and is included in income for the fiscal year ended March 31, 2001. The results for the first three quarters of the fiscal year ended March 31, 2001 were adjusted in accordance with SAB 101. See Note W.

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare (if applicable), other third-party payers, and customers and recognize revenue. As a result, included in inventories as of March 31, 2002 and 2001, is $3.77 million and $6.07 million, respectively, of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents.

         The following table represents management's estimate of the unaudited pro forma results of operations, giving effect to the adoption of SAB 101 as if the change in accounting principle had been retroactively applied.

             Unaudited pro forma
        results (in thousands, except      Year ended       Three months ended
              per share amounts)         March 31, 2000       March 31, 2000
        -----------------------------    --------------     ------------------
        Net income                          $13,371               $5,077
        Net income per weighted
          average share, basic                $1.21                $0.39
        Net income per weighted
          average share, diluted              $1.13                $0.38

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.       SALE OF CERTAIN ASSETS OF THE THERMOMETRY BUSINESS:

         In September 2000, the Company sold certain assets of its thermometry business which were included in the Consumer Healthcare segment. Under the terms of the sale, the purchaser paid the Company $300,000 in cash and issued to the Company a promissory note in the face amount of $1.12 million at a 7% interest rate, maturing September 20, 2003. In March 2001, we accepted $900,000 as final settlement of this note in consideration of the financial position of the borrower.

E.       EXTRAORDINARY LOSS ON RETIREMENT OF DEBT:

         In October 1999, the Company repaid all amounts due to the John Hancock Mutual Life Insurance Company ("Hancock"). See Note L. In connection with this repayment, an extraordinary loss on retirement of debt of $2.17 million was recognized, consisting of an early payment penalty fee, unamortized debt issuance costs and the unamortized Hancock warrant valuation. The extraordinary loss for the year ended March 31, 2000 was as follows (in thousands):

                                                                         2000
                                                                        ------
         Extraordinary loss on retirement of debt                       $2,165

         Income tax benefit related to loss                                829
                                                                        ------
         Extraordinary loss, net of income taxes                        $1,336
                                                                        ======
         Net income per diluted weighted average share before loss      $ 1.39

         Net income per diluted weighted average share related to loss     .12
                                                                        ------
         Net income per diluted weighted average share                  $ 1.27
                                                                        ======

F.       SHELF REGISTRATION:

         In November 2000, the Company filed an amendment to a shelf registration statement it had originally filed in April 2000, to enable it to offer from time to time, shares of its common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. It will be in effect until November 2002. No shares of common stock had been sold under this shelf registration statement as of March 31, 2002.

G.       INVENTORIES:
         (In thousands)

         Inventories consist of the following:

                                                 March 31,         March 31,
                                                   2002              2001
                                                 ---------         ---------
         Raw materials                            $   616           $   685

         Work in process                              832               783

         Finished goods                            20,215            21,323
                                                  -------           -------
                                                  $21,663           $22,791
                                                  =======           =======

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Due to the medical nature of the products the Company provides, customers sometimes request supplies before the Company has received the required written forms to bill Medicare (if applicable), other third-party payers, and customers. As a result, included in inventories as of March 31, 2002 and 2001 is $3.77 million and $6.07 million, respectively, of inventory shipped to customers for which the Company has received an order but has not yet received the required written documents to bill Medicare (if applicable), other third-party payers, and customers and recognize revenue.

H.       PROPERTY, PLANT, AND EQUIPMENT:
         (In thousands)

         Property, plant, and equipment consists of the following:

                                                 March 31,         March 31,
                                                   2002              2001
                                                 ---------         ---------
          Furniture, fixtures, and office
          equipment                              $18,234           $12,086

          Building                                 9,330             8,936

          Land                                     3,588             3,952

          Manufacturing equipment                  1,871             1,711

          Leasehold improvements                   1,426             1,249

          Laboratory equipment                       222               222

          Commercial vehicles                         55                --

          Construction in process                  9,603               415
                                                 -------           -------

                                                  44,329            28,571
          Less accumulated depreciation and
          amortization                            (9,726)           (6,372)
                                                 -------           -------
                                                 $34,603           $22,199
                                                 =======           =======

         Depreciation and amortization expense for property, plant, and equipment for the years ended March 31, 2002, 2001 and 2000 was approximately $3.46 million, $2.94 million, and $1.67 million, respectively. In January 2001, the Company acquired land in Port St. Lucie, Florida for $1.69 million for the construction of a new warehouse and respiratory supplies facility. In the fiscal years ended March 31, 2002 and 2001, $642,000 and $116,000, respectively, of assets classified in furniture, fixtures and office equipment were acquired through capital lease obligations.

I.       INTANGIBLE ASSETS:
         (In thousands)

         Intangible assets consist of the following:

                                                 March 31,          March 31,
                                                   2002               2001
                                                 ---------         ---------

          Goodwill                                $42,816           $42,816

          Covenant-not-to-compete                   6,800             6,800

          Customer list                             1,816             1,816
                                                  -------           -------
                                                   51,432            51,432

          Less accumulated amortization           (20,986)          (18,709)
                                                  -------           -------
                                                  $30,446           $32,723
                                                  =======           =======

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amortization expense associated with intangible assets was $2.28 million for each of the three years ended March 31, 2002, 2001 and 2000.

J.       ACCRUED EXPENSES:
         (In thousands)

         Accrued expenses consist of the following:

                                                 March 31,         March 31,
                                                   2002              2001
                                                 ---------         ---------

          Salaries and benefits                   $7,224            $2,201

          Income tax payable                         695             2,215

          Inventory receipts                       1,745               562

          Property and equipment purchases         1,539                --

          Refunds owed regulatory agencies            --             1,187

          Other                                    1,787             2,112
                                                 -------            ------

                                                 $12,990            $8,277
                                                 =======            ======

K.       AMOUNTS DUE TO MEDICARE AND OTHERS:

         Amounts due to Medicare and others of $4.80 million as of March 31, 2002, represent probable amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries, related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in the Company's Professional Products segment. Beginning September 6, 2001 through November 8, 2001, the Company received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") relating to this reimbursement formula that has resulted in $1.06 million of refunds or credits to the DMERC and others. No administrative overpayment notices have been received from November 8, 2001 to June 26, 2002. DMERCs are private insurance companies used by Medicare to administer reimbursement payments. The liability of $4.80 million is the remaining difference between reimbursement under the two interpretations of the reimbursement formula for all relevant transactions and assumes that the other three DMERCs issue similar administrative overpayment notices. The Company is processing administrative overpayment notices as received and refunds are being issued. When the Company established the liability in the quarter ended September 30, 2001, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001.

L.       LONG-TERM DEBT:

         Senior Debt

         In connection with the purchase of the WEBCON product line, in January 1993, the Company and its wholly-owned subsidiary, PolyMedica Pharmaceuticals (U.S.A.), Inc. ("PMP USA") sold to Hancock $25.0 million of 10.65% Guaranteed Senior Secured Notes due January 31, 2003 (the "Hancock Notes"), and a warrant for the purchase of up to 500,000 shares of common stock of the Company.

         In October 1999, the Company repaid all amounts, including $20.0 million in principal and a prepayment penalty of $1.8 million, due to Hancock under the Hancock Notes. Concurrently, Hancock exercised its warrants in a cashless exercise in which Hancock received 410,987 shares of common stock.

         There was no interest expense recorded for the Hancock Notes in the fiscal years ended March 31, 2002 and 2001. In the fiscal year ended March 31, 2000, $1.22 million was recorded as interest expense for the Hancock Notes.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Mortgage

         To support the growth of Liberty Medical, in May 1999 the Company purchased a 72,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. In December 2000, the Company repaid all amounts owed under the mortgage, consisting of $1.34 million of principal and $15,000 of interest including the settlement of an interest rate swap.

M.       COMMITMENTS AND CONTINGENCIES:

         Operating leases

         The Company leases its facilities and certain equipment under operating leases expiring through fiscal year 2007. Rental expense under these leases amounted to approximately $1.40 million, $1.41 million, and $1.08 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         Capital leases

         The Company has various capital lease agreements for furniture, fixtures and office equipment. These obligations extend through fiscal year 2007. Most leases contain renewal options or options to purchase at fair market value and 3 contain bargain purchase options. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

         (in thousands)                               March 31,       March 31,
                                                        2002            2001
                                                      ---------       ---------
         Furniture, fixtures, and office equipment     $ 3,009         $2,418
         Less accumulated depreciation                  (1,370)          (811)
                                                       -------         ------

         Net assets                                    $ 1,639         $1,607
                                                       =======         ======

         Future annual minimum lease and rental commitments as of March 31, 2002, under all of the Company's leases, capital and operating, are:

                                                       Capital       Operating
         (In thousands)                                 Leases         Leases
                                                       -------       ---------
         2003                                          $  855         $ 1,339
         2004                                             416             688
         2005                                             177             433
         2006                                              78              38
         2007 and thereafter                               42              18
                                                       ------         -------
         Total minimum payments                         1,568         $ 2,516
                                                                      =======
         Less amounts representing interest              (195)
                                                       ------
         Present value of net payments                 $1,373
         Less current portion capital lease
           obligation                                    (742)
                                                       ------
         Long-term capital lease obligation            $  631
                                                       ======

         Contingencies

         The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is conducting investigations of alleged healthcare fraud by Liberty Medical and Liberty Home Pharmacy Corporation. Both civil and criminal investigations are being conducted. The Company is cooperating fully with the investigations. It cannot accurately predict the outcome of these proceedings at this time, and has therefore not recorded any charges relating to the outcome of these uncertainties.

         On December 4, 2001, the Company received notice that the SEC was conducting a formal investigation of PolyMedica. On April 8, 2002, the SEC notified the Company that it had terminated its investigation of PolyMedica and that no enforcement action had been recommended to the Commission.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company and three of its officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two officers of the Company in Massachusetts state court alleging certain breaches of fiduciary duty. The Company, the named officers, and the Board of Directors believe that they have meritorious defenses to the claims made against them in the actions in which they are defendants and intend to contest the claims vigorously. Although the Company does not consider an unfavorable outcome to the various claims probable, it cannot accurately predict their ultimate disposition, and has therefore not recorded any charges relating to the outcome of these uncertainties. An unfavorable outcome could have a material effect on the Company's financial position and results of operations.

N.       MINORITY INTEREST:

         Minority interest in the consolidated balance sheets of $805,000 as of March 31, 2001, represents the ownership interests in certain subsidiaries of the Company purchased and held by certain Company executives. The minority interest amounts in the consolidated statements of operations of $564,000 and $733,000 for the fiscal years ended March 31, 2002 and 2001, respectively, represent the percentage of these subsidiaries' results allocated to these minority interests. All outstanding minority interests in the Company's subsidiaries previously held by certain Company executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost on February 12, 2002 and are classified as additional paid in capital in the shareholders' equity section of the Company's consolidated balance sheets as of March 31, 2002. As a result of these transactions, there were no outstanding minority interests in any of the Company's subsidiaries as of March 31, 2002.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.       COMPREHENSIVE INCOME:

         The Company's total net income and comprehensive income were $30.41 million, $22.73 million and $15.12 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

P.       EARNINGS PER SHARE:

         Calculation of per share earnings is as follows:

         (In thousands except per share data)                                   Fiscal Year Ended March 31,
                                                                               -------------------------------
                                                                                2002        2001        2000
                                                                               -------     -------     -------
         Net income                                                            $30,411     $22,734     $15,119

         BASIC:

         Weighted average common stock outstanding, net of treasury
             stock, end of period                                               12,506      13,176      11,049


         Net income per weighted average share, basic                          $  2.43     $  1.73     $  1.37
                                                                               =======     =======     =======

         DILUTED:

         Weighted average common stock outstanding, net of treasury
             stock, end of period                                               12,506      13,176      11,049

         Weighted average common stock equivalents                                 274         420         827
                                                                               -------     -------     -------

         Weighted average common stock and dilutive common stock
            equivalents outstanding, net of treasury stock, end of period       12,780      13,596      11,876


         Net income per weighted average share, diluted                        $  2.38     $  1.67     $  1.27
                                                                               =======     =======     =======


         Options to purchase 1,055,207, 649,255, and 90,001 shares of common stock were outstanding as of March 31, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Q.       SHAREHOLDERS' EQUITY:

         Prior to January 23, 2002, each holder of outstanding common stock had a preferred stock purchase right (a "Right") for each share of common stock. Each Right entitled the holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a cash exercise price to be determined by the Board of Directors. Initially, the Rights would have been attached to all common stock certificates and would not have been exercisable. The Rights would have become exercisable upon the earlier of certain events, including an acquisition by a person or group of 15% or more of the outstanding common stock (an "Acquiring Person"), or the commencement of a tender offer or exchange offer that would result in an Acquiring Person beneficially owning 15% or more of the outstanding common stock.

         The Company would generally have been entitled to redeem the Rights at $.01 per share at any time until the tenth day following public announcement that a 15% stock position had been acquired. The Rights expired on January 23, 2002.

         In June 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. In the fiscal years ended March 31, 2002 and 2001, 1,009,000 shares and 237,000 shares, respectively, were repurchased under this program for $18.00 million and $6.64 million, respectively. The average price per share for these repurchases was $17.84 and $28.02 for the fiscal years ended March 31, 2002 and 2001, respectively. The purpose of this repurchase program is, in part, to provide shares of common stock for issuance pursuant to the 1992 Employee Stock Purchase Plan.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

R.      INCOME TAXES:

        Income before income taxes was generated as follows in the years ended March 31:

              (In thousands)                    2002          2001        2000
                                              -------       -------     -------
              United States                   $48,894       $47,313     $26,677

              Foreign                              --            (8)         (7)
                                              -------       -------     -------
                                              $48,894       $47,305     $26,670

        The provision for income taxes consists of the following for the years ended March 31:

              (In thousands)                   2002          2001         2000
                                             -------       -------      -------

              Federal  - current             $13,639       $16,753      $ 5,276
                       - deferred              3,246        (1,056)       3,584
                                             -------       -------      -------
                                              16,885        15,697        8,860

              State    - current               1,552         2,425          625
                       - deferred                 46          (477)         730
                                             -------       -------      -------
                                               1,598         1,948        1,355
                                             -------       -------      -------
              Total Federal and State        $18,483       $17,645      $10,215
                                             =======       =======      =======

         A reconciliation between the Company's effective tax rate for operations and the U.S. statutory rate is as follows:

                                              2002          2001          2000
                                             ------        ------        ------


              U. S. statutory rate            35.0%        35.0%          34.0%

              State income taxes, net
                of U.S. Federal Income
                Tax effect                     2.1%         2.7%           3.7%

              Other                             .7%         (.4)%           .6%
                                             -----         -----         -----
              Effective tax rate              37.8%        37.3%          38.3%
                                             =====         =====         =====


         Realization of the net deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes that it is more likely than not that such net deferred tax assets will be realized. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 and 2001:


              (In thousands)                                        2002             2001
                                                                  -------          --------
              Deferred tax assets (liabilities) - current:

              Reserves                                           $ 10,622          $  9,558
                                                                 ========          ========

              Deferred tax assets (liabilities) - long term:

              Intangible assets                                    (2,938)           (2,550)

              Property, plant and equipment                        (1,079)             (735)

              Direct-response advertising                         (19,245)          (14,965)

              Amounts due to Medicare and others                    1,772                --

              Other                                                   966               699
                                                                 --------          --------
              Net deferred tax liability - long term             $(20,524)         $(17,551)
                                                                 ========          ========


                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S.       MAJOR CUSTOMERS:

         For the fiscal years ended March 31, 2002, 2001, and 2000, no customer represented more than 10% of our consolidated revenues. As of March 31, 2002 and 2001, the amounts included in billed accounts receivable due from Medicare were $19.40 million and $14.17 million, respectively.

T.       STOCK OPTIONS:

         Effective September 2000, the Company's shareholders approved the 2000 Stock Incentive Plan (the "2000 Plan"), which replaced the 1998 Stock Incentive Plan (the "1998 Plan"). The 2000 Plan provides for the grant to certain individuals of stock options to purchase up to 1,800,000 shares of the Company's common stock. At the Annual Meeting of Stockholders held on September 13, 2001, an amendment was approved to increase the number of authorized shares of common stock available under the 2000 Plan to 1,800,000 shares from 1,200,000.

         Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. The tax benefit from these deductions is recognized as additional paid-in capital. Options are typically granted with ten year lives subject to Board approval and vest over periods ranging from one to three years.

Option activity under the Plans is as follows:

                                                              Weighted Average
                                             Option Shares      Option Price
                                             -------------    ----------------

     Outstanding, March 31, 1999                1,756,763          $ 5.80
                                               ----------

              Granted                             250,000           22.62
              Exercised                        (1,027,613)           4.66
              Cancelled                           (30,699)          11.12
                                               ----------

     Outstanding, March 31, 2000                  948,451          $11.29
                                               ----------

              Granted                             667,700           41.38
              Exercised                          (189,354)          10.54
              Cancelled                           (15,484)          14.83
                                               ----------

     Outstanding, March 31, 2001                1,411,313          $25.59
                                               ==========

              Granted                             620,750           23.54
              Exercised                           (90,409)           6.10
              Cancelled                           (10,903)          17.13
                                               ----------

     Outstanding, March 31, 2002                1,930,751          $25.89
                                               ==========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of March 31, 2002, 1,416,609 shares were exercisable and 514,142 will vest principally over three years under the Plans. There were 519,750 shares remaining as of March 31, 2002 that were authorized for future option grants under the 2000 Plan.

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

Supplemental Disclosures for Stock-Based Compensation

         The Company applies APB Opinion No. 25 ("APB 25") in accounting for the Plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company adopted the disclosure only provisions of SFAS 123, accordingly no compensation expense is recognized from the stock option plans. The required disclosures under SFAS 123 are as follows:

         Summarized information about stock options outstanding as of March 31, 2002, is as follows:


                             Number of           Weighted Avg.                            Number of Options       Weighted Avg.
  Range of Exercise           Options              Remaining          Weighted Avg.         Outstanding -       Exercise - Price
        Prices              Outstanding        Contractual Life       Exercise Price         Exercisable           Exercisable
  -----------------         -----------        ----------------       --------------      -----------------     ----------------
     $3.30 -   4.64             53,622               4.57                 $ 4.15                 53,622              $  4.15

     $5.38 -   7.75            252,061               5.75                 $ 6.66                252,061              $  6.66

      $8.63 - 11.88            122,179               5.66                 $11.36                122,179              $ 11.36

     $13.50 - 20.06            317,174               4.38                 $18.33                184,643              $ 17.17

     $21.44 - 27.53            524,844               8.56                 $25.79                343,348              $ 25.20

     $35.50 - 41.50            660,871               8.46                 $41.39                460,756              $ 41.43
                             ---------                                                        ---------

                             1,930,751                                                        1,416,609


         The fair value of each option granted during fiscal years 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 2002        2001       2000
                                                 ----        ----       ----

        Dividend yield.........................  None        None       None

        Expected volatility....................  85.0%       85.0%      65.0%

        Risk-free interest rate................  4.30%       5.90%       6.05%

        Expected life..........................   3.6         4.0        4.0

        Weighted-average fair value of options granted at fair value during:

        2002                                   $14.05
        2001                                    26.86
        2000                                    12.31

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Employee Stock Purchase Plan weighted-average fair value of options:

          2002                                 $ 6.46
          2001                                  13.85
          2000                                   2.63

         Had compensation cost for the Company's fiscal 2002, 2001, and 2000 stock option grants been determined consistent with SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                   Net income per diluted
                              Net income           weighted average share
                              -----------          ----------------------
        As reported:
          2002                $30,411,000                   $2.38
          2001                $22,734,000                   $1.67
          2000                $15,119,000                   $1.27

        Pro forma:
          2002                $24,301,000                   $1.90
          2001                $17,327,000                   $1.27
          2000                $14,083,000                   $1.19


         The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future compensation amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

U.       401(K) PLAN:

         The PolyMedica Corporation 401(k) Plan and Trust (the "401(k) Plan") is a voluntary savings plan for all eligible employees which is intended to qualify under Section 401(k) of the Internal Revenue Code. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 60% of his or her salary, subject to statutory limitations. The Company may make matching contributions on behalf of participating employees of half of the dollar amount of each participating employee's contribution, up to a maximum of 3% of an employee's total cash compensation, subject to certain limitations.

         For the fiscal years ended March 31, 2002, 2001 and 2000, the Company accrued and paid matching contributions of $502,000, $394,000 and $232,000, respectively, for the 401(k) Plan participants.

V.       SEGMENT INFORMATION:

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the year ended March 31, 1999. SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments. It also established standards for related disclosures about products, services and geographic areas. The Company's reportable segments are strategic business units or divisions that offer different products or services. These units have separate financial information that is evaluated by senior management. The Company has three reportable segments:

         Chronic Care - The Company sells diabetes supplies and related products and provides services to Medicare-eligible seniors suffering from diabetes and related chronic diseases through its Chronic Care segment. It offers a wide array of diabetes products from a full range of name-brand manufacturers, contacts the patient's doctor to obtain the required prescription information and written documentation, files the appropriate insurance forms and bills Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

         Professional Products - The Company sells prescription respiratory supplies to Medicare-eligible seniors, prescription oral medications not covered by Medicare to its existing customers, and develops, manufactures, and distributes prescription urology products.

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

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                    Fiscal Year Ended March 31,
                                                            -------------------------------------------
(In thousands)                                                 2002              2001            2000
                                                            ---------         ---------        --------
NET REVENUES:

Chronic Care                                                 $207,262          $166,769         $125,999

Professional Products                                          64,856            43,666           16,501

Consumer Healthcare                                             7,543             9,611           14,420
                                                             --------          --------         --------

Total                                                        $279,661          $220,046         $156,920
                                                             ========          ========         ========
DEPRECIATION AND AMORTIZATION EXPENSE:

Chronic Care                                                  $19,167           $14,897          $10,042

Professional Products                                          16,870             9,894            2,931

Consumer Healthcare                                                 2                27               67
                                                             --------          --------         --------

Total                                                        $ 36,039          $ 24,818         $ 13,040
                                                             ========          ========         ========

INCOME BEFORE INCOME TAXES:

Chronic Care                                                  $35,767           $33,762          $19,631

Professional Products                                          10,148            12,933            4,291

Consumer Healthcare                                             2,979               610            2,748

Cumulative effect of change in accounting principle                --           (11,047)             --

Extraordinary loss on retirement of debt                           --                --           (2,165)
                                                             --------          --------         --------

Total                                                        $ 48,894          $ 36,258         $ 24,505
                                                             ========          ========         ========

                                                            March 31,         March 31,        March 31,
                                                               2002              2001            2000
                                                            ---------         ---------        --------
SEGMENT ASSETS:

Chronic Care                                                 $133,009           $97,559          $81,513

Professional Products                                          62,670            56,158           44,384

Consumer Healthcare                                             1,777             1,611            6,504

Corporate Headquarters                                         26,936            46,236           43,195
                                                             --------          --------         --------

Total                                                        $224,392          $201,564         $175,596
                                                             ========          ========         ========

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

W.       INTERIM INFORMATION (UNAUDITED):

         The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation. The results for the first three quarters of the year ended March 31, 2001 have been restated in accordance with SAB 101.

(In thousands, except per share data)                                                  YEAR ENDED MARCH 31, 2002
                                                                  --------------------------------------------------------------

                                                                     QTR. 1             QTR. 2          QTR. 3           QTR. 4
                                                                    -------            -------         --------         -------
Net revenues                                                        $63,021            $68,851          $72,696         $75,093

Gross margin                                                         41,756             45,296           47,189          47,901

Net income                                                            8,645              4,682            8,525           8,559

Net income per weighted average share, basic                          $0.67              $0.37            $0.69           $0.71

Net income per weighted average share, diluted                        $0.65              $0.36            $0.68           $0.69


(In thousands, except per share data)                                                  YEAR ENDED MARCH 31, 2001
                                                                  --------------------------------------------------------------

                                                                     QTR. 1             QTR. 2          QTR. 3           QTR. 4
                                                                    -------            -------         --------         -------
Net revenues                                                        $50,368            $54,241          $56,403         $59,034

Gross margin                                                         31,378             34,754           37,283          39,658

Net income before the cumulative effect of a change in
   accounting principle                                               6,017              7,350            8,027           8,266

Net income/(loss)*                                                     (909)             7,350            8,027           8,266

Net income per weighted average share, basic, before the
   cumulative effect of a change in accounting principle              $0.46              $0.56            $0.61           $0.63

Net income/(loss) per weighted average share, basic                  ($0.07)             $0.56            $0.61           $0.63

Net income per weighted average share, diluted, before the
   cumulative effect of a change in accounting principle              $0.44              $0.54            $0.59           $0.61

Net income/(loss) per weighted average share, diluted*               ($0.07)             $0.54            $0.59           $0.61


* Includes $6,926,000 after-tax loss for the cumulative effect of a change in accounting principle or $0.51 per diluted share in the quarter ended June 30, 2000.

X.       RELATED PARTY TRANSACTIONS:

         On February 12, 2002, all outstanding minority interests in our subsidiaries previously held by certain Company executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost and are classified as additional paid in capital in the shareholders' equity section of the Company's consolidated balance sheets as of March 31, 2002. As a result of these transactions, there were no outstanding minority interests in the Company or any of our subsidiaries as of March 31, 2002.

         In December 1994 and January 1997, certain executive officers of the Company purchased in the aggregate 100,000 and 100,000 shares, respectively, of the Company's common stock on the open market. The purchases, valued at $415,000 and $607,000, respectively,

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were funded by a note issued by the Company to each officer. The terms of the notes provide for each executive to repay the Company with Company shares within five years from the date of the note at a market value equal to the original principal of the note. The last repayment of $66,000 occurred in the year ended March 31, 2000. As of March 31, 2002 and 2001, there was no remaining balance of notes receivable.

Y.       SUBSEQUENT EVENTS (UNAUDITED):

         In June 2002, the Company repurchased 25,000 shares of common stock for $659,000 or an average price of $26.37 per share. In total, 1,271,000 shares had been repurchased for $25.30 million or an average price of $19.91 per share, as of June 26, 2002. Of the 2,000,000 shares originally authorized by the Board of Directors, 729,000 shares remained authorized for repurchase as of June 26, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants or disagreements on accounting and financial disclosure matters.

PART III

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Shareholders. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Board and Committee Meetings," "Compensation of Executive Officers," "Directors' Compensation," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Comparative Stock Performance," "SEC Reporting," "Security Ownership of Certain Beneficial Owners and Management, "Equity Compensation Plan Information," and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

         The following trademarks are used in this Annual Report on Form 10-K:

         URISED, CYSTOSPAZ, ANESTACON, AZO STANDARD, AZO CRANBERRY, AZO TEST STRIPS, AZO PMS, AZO MENOPAUSE, AZO YEAST, B&O, and AQUACHLORAL are registered trademarks of PolyMedica Corporation.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) 1.       CONSOLIDATED FINANCIAL STATEMENTS

                  The consolidated financial statements listed in the index to consolidated financial statements on page 22 are filed as part of this report.

         2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                  The following consolidated financial statement schedule is included in Item 14(d):

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

         3.       LISTING OF EXHIBITS

                  The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 52 of this report.

                  REPORTS ON FORM 8-K

                  There were no current reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE

                             POLYMEDICA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                               ADDITIONS
                                                        -----------------------
                                          BALANCE AT    CHARGED TO     CHARGED                      BALANCE
                                          BEGINNING      COST AND      TO OTHER                     AT END
            DESCRIPTION                   OF PERIOD      EXPENSES      EXPENSES    DEDUCTIONS      OF PERIOD
            -----------                   ----------    ---------      --------    ----------      ---------
Valuation reserve deducted in
the balance sheet from asset to
which it applies:

Accounts receivable:
2002 Allowances for doubtful
 accounts and sales returns                $13,729        $33,525       $ --         ($31,715)      $15,539
                                           =======        =======       ====         =========      =======
2001 Allowances for doubtful
 accounts and sales returns                $10,745        $27,429       $ --         ($24,445)      $13,729
                                           =======        =======       ====         =========      =======
2000 Allowances for doubtful
 accounts and sales returns                $ 7,330        $21,114       $ --         ($17,699)      $10,745
                                           =======        =======       ====         =========      =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2002              PolyMedica Corporation


                                 By:   /s/ Steven J. Lee
                                      ------------------------------------------
                                       Steven J. Lee
                                       Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 28, 2002                   /s/ Steven J. Lee
                                       -----------------------------------------
                                       Steven J. Lee
                                       Chairman, Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)


Dated: June 28, 2002                   /s/ John K.P. Stone, III
                                       -----------------------------------------
                                       John K.P. Stone, III
                                       Director, Vice Chairman, General Counsel
                                       and Senior Vice President


Dated: June 28, 2002                   /s/ Eric G. Walters
                                       -----------------------------------------
                                       Eric G. Walters
                                       Executive Vice President and Clerk
                                       (Principal Financial Officer)


Dated: June 28, 2002                   /s/ Stephen C. Farrell
                                       -----------------------------------------
                                       Stephen C. Farrell
                                       Chief Financial Officer
                                       (Principal Accounting Officer)


Dated: June 28, 2002                   /s/ Frank W. Logerfo
                                       -----------------------------------------
                                       Frank W. LoGerfo
                                       Director


Dated: June 28, 2002                   /s/ Daniel S. Bernstein
                                       -----------------------------------------
                                       Daniel S. Bernstein
                                       Director


Dated: June 28, 2002                   /s/ Marcia J. Hooper
                                       -----------------------------------------
                                       Marcia J. Hooper
                                       Director


Dated: June 28, 2002                   /s/ Thomas S. Soltys
                                       -----------------------------------------
                                       Thomas S. Soltys
                                       Director

Dated: June 28, 2002                   /s/ Herbert A. Denton
                                       ----------------------------------------
                                       Herbert A. Denton
                                       Director


Dated: June 28, 2002                   /s/ Samuel L. Shanaman
                                       ----------------------------------------
                                       Samuel L. Shanaman
                                       Director


Dated: June 28, 2002                   /s/ Edward A. Burkhardt
                                       ----------------------------------------
                                       Edward A. Burkhardt
                                       Director


Dated: June 28, 2002                   /s/ Walter R. Maupay, Jr.
                                       ----------------------------------------
                                       Walter R. Maupay, Jr.
                                       Director

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Annual Report on Form 10-K.


      EXHIBIT
      NUMBER                                                DESCRIPTION
      -------                                               -----------
         3.1       -  Restated Articles of Organization of the Company, as amended.(13)
         3.2       -  Restated By-Laws of the Company.(13)
         4.1       -  Specimen certificate for shares of Common Stock, $.01 par value, of the Company.(1)
        10.01      -  1990 Stock Option Plan, as amended.(2)
        10.03      -  1992 Directors' Stock Option Plan, as amended.(3)
        10.11      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto
                      Rico) Inc.(3)
        10.12      -  Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon
                      Laboratories, Inc.(3)
        10.13      -  Letter Agreement dated March 25, 1994 between Alcon (Puerto Rico) Inc. and the Registrant.(3)
        10.14      -  Amended and Restated License Agreement between the Registrant and CardioTech dated May 13, 1996.(5)
        10.15      -  Letter Agreement dated February 2, 1995, amending the Processing Agreement dated December 11,
                      1992, by and between the Registrant and Alcon (Puerto Rico), Inc.(6)
        10.16      -  Letter Agreement dated May 3, 1995, amending the Processing Agreement dated December 11, 1992, by and between the Registrant and Alcon (Puerto Rico), Inc.(6)
        10.17      -  Letter Agreement, dated March 20, 1995, by and between the Registrant and Alcon Laboratories, Inc.(7)
        10.18      -  Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated June 30, 1998.(8)
        10.20      -  Employment Agreement by and between the Registrant and Steven J. Lee dated September 1, 2000.(10)(11)
        10.21      -  Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1,
                      2000.(10)(11)
        10.22      -  Employment Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000.(10)(11)
        10.23      -  Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 14,
                      2000.(10)(11)
        10.24      -  Retention Agreement by and between the Registrant and Steven J. Lee dated September 1, 2000.(10)(11)
        10.25      -  Retention Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1,
                      2000.(10)(11)
        10.26      -  Retention Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000.(10)(11)
        10.27      -  Retention Agreement by and between the Registrant and Warren K. Trowbridge dated September 1,
                      2000.(10)(11)
        10.28      -  Amended Employment Agreement by and between the Registrant and Steven J. Lee dated April 1, 2001.(10)(12)
        10.29      -  Amended Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated April
                      1, 2001.(10)(12)
        10.30      -  Amended Employment Agreement by and between the Registrant and Eric G. Walters dated April 1,
                      2001.(10)(12)
        10.31      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K.
                      Trowbridge dated December 14, 2000.(10)(12)
        10.32      -  Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 1, 2000.(10)(12)
        10.33      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C.
                      Farrell dated April 16, 2001.(10)(12)
        10.34      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated April 2, 2001.(10)(12)
        10.35      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Arthur A.
                      Siciliano dated April 2, 2001.(10)(12)

        10.36      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G.
                      Walters dated April 2, 2001.(10)(12)
        10.37      -  2000 Stock Incentive Plan.(12)
        10.38      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K.
                      Trowbridge dated September 24, 2001.(10)(13)
        10.39      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C.
                      Farrell dated September 24, 2001.(10)(13)
        10.40      -  Amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated September
                      25, 2001.(10)(13)
        10.41      -  Amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated
                      September 25, 2001.(10)(13)
        10.42      -  Amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated
                      September 25, 2001.(10)(13)
        10.43      -  Amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated
                      October 4, 2001.(10)(13)
        10.44      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C.
                      Farrell dated October 12, 2001.(10)(13)
        10.45      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K.
                      Trowbridge dated January 31, 2002.(10)(14)
        10.46      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Steven J.
                      Lee dated May 31, 2002.(10)*
        10.47      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A.
                      Siciliano dated May 31, 2002.(10)*
        10.48      -  Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2002.(10)*
        10.49      -  Retention Agreement by and between the Registrant and John K.P. Stone, III dated March 28, 2002.(10)*
        10.50      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Eric G.
                      Walters dated May 31, 2002.(10)*
        10.51      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Warren K.
                      Trowbridge dated May 31, 2002.(10)*
        10.52      -  Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Stephen
                      C. Farrell dated May 31, 2002.(10)*
        21         -  Subsidiaries of the Registrant.*
        23.1       -  Consent of PricewaterhouseCoopers LLP.*

--------------------

*        Filed herewith.

1 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-45425).

2 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

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

11 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

12 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed June 25, 2001.

13 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

14 Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.