Form 10-K/A
period 2002-03-31
POLYMEDICA CORP
filed 2002-07-29
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K/A

                                (Amendment No. 1)

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                           Commission File No. 0-19842
                                               -------

                             PolyMedica Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-3033368
-------------                                                         ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


11 State Street, Woburn, Massachusetts                                     01801
--------------------------------------                                     -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (781) 933-2020
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

                                EXPLANATORY NOTE

         PolyMedica Corporation (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2002, originally filed with the Securities and Exchange Commission on June 28, 2002 (the "Form 10-K"), for the purposes of amending and restating in their entirety Items 10, 11, 12 and 13 of Part III of the Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         DIRECTORS

         Set forth below is biographical information for each of the Company's directors.

STEVEN J. LEE

         Steven J. Lee, age 55, has served as a director of the Company since 1990. Mr. Lee has served as Chairman of the Company since June 1996 and Chief Executive Officer and a director of the Company since May 1990. He served as President of the Company from May 1990 through June 1996. Mr. Lee served as a manager in the Mergers and Acquisitions practice at Coopers & Lybrand LLP (n/k/a PricewaterhouseCoopers LLP) from March 1990 to May 1990. Previously, he was President and a director of Shawmut National Ventures from November 1987 to March 1990, and served as President, Chief Executive Officer and a director of RepliGen Corporation from 1984 to 1986. Currently Mr. Lee is a director of ICN Pharmaceuticals, Inc., Kensey Nash Corporation, and Fibersense Technology Corporation and a trustee of The Wang Center for the Performing Arts.

THOMAS S. SOLTYS

         Thomas S. Soltys, age 54, has served as a director of the Company since 1996. Mr. Soltys has served as President of Boston Special Risks Insurance Agency, Inc. since 1988 and has been its sole owner since 1994.

JOHN K.P. STONE, III.

         John K.P. Stone, III., age 69, has served as a director of the Company since June 2002. Mr. Stone joined the Company in March 2002 and was appointed a Director, Vice Chairman, General Counsel, and Senior Vice President of the Company in June 2002. Prior to joining the Company, Mr. Stone was a senior partner at Hale and Dorr, LLP, a leading Boston-based law firm, from February 1991 to March 2002. His corporate law practice focused on emerging companies primarily in the high technology and medical fields and the private and public financing, mergers, acquisitions and strategic relationships of such companies.

SAMUEL L. SHANAMAN

         Samuel L. Shanaman, age 61, has served as a director of the Company since November 2001. Since 1998, he has served as the Managing Director of Logan Enterprises, a private investment venture capital firm. Mr. Shanaman served in various roles at The J. Jill Group, Inc. including President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, from 1990 to 1998.

DANIEL S. BERNSTEIN, M.D.

         Daniel S. Bernstein, M.D., age 75, has served as a director of the Company since 1992. Dr. Bernstein has been a physician at Brigham Medical Associates, Boston, Massachusetts, since 1993; a lecturer at Harvard Medical School, Cambridge, Massachusetts, since 1993; and Clinical Professor of Medicine Emeritus, Boston University School of Medicine since 1973.

HERBERT A. DENTON

         Herbert A. Denton, age 55, has served as a director of the Company since 2000. Mr. Denton has been the President of Providence Capital, Inc. since he founded it in 1991. Prior to establishing Providence Capital, Inc., Mr. Denton served as Managing Director of Jefferies & Co., Inc. from 1986 to
1991. Mr. Denton began his career in the securities industry with White, Weld & Company in Boston in 1973. In 1977, Mr. Denton joined Donaldson, Lufkin & Jenrette and founded that firm's Hong Kong office in 1979. He then established Pacific Equity Limited in 1982 with offices in New York, Hong Kong and Sydney. Currently Mr. Denton is a director of Baldwin Piano & Organ Company, Trover Solutions, Inc., Mesa Air Group, Inc., and U.S. Value Investment Company, plc.

WALTER R. MAUPAY, JR.

         Walter R. Maupay, Jr., age 63, has served as a director of the Company since May 2002. Mr. Maupay also served as a director of the Company from 1990 through March 1995. Mr. Maupay was President of Merck & Co., Inc.'s ("Merck") Calgon Vestal Laboratories division from 1988 to 1994, culminating a 33-year career as an executive at Merck. He continued as President of Calgon Vestal after its sale to Bristol-Myers Squibb in 1994 where he directed Calgon Vestal's transition and integration teams prior to retiring in 1995. Mr. Maupay currently serves as a director of Life Medical Sciences, Inc., Kensey Nash Corporation and Cubist Pharmaceuticals, Inc.

FRANK W. LOGERFO, M.D.

         Frank W. LoGerfo, M.D., age 61, has served as a director of the Company since 1994. Dr. LoGerfo has been Surgeon-in-Chief and Chairman, Department of Surgery at Beth Israel Deaconess Medical Center since April 2000. Dr. LoGerfo served as Attending Surgeon, Associate Chairman for Research, Department of Surgery, and Chief, Division of Vascular Surgery, Beth Israel Deaconess Medical Center from 1987 to 2000. Dr. LoGerfo has served as William V. McDermott Professor of Surgery at Harvard Medical School since 1991.

MARCIA J. HOOPER

         Marcia J. Hooper, age 48, has served as a director of the Company since 1991. Ms. Hooper has been a partner at Castile Ventures since 2002. From 1996 to 2002, she was a Vice President and Partner of Advent International Corporation. Ms. Hooper also served as General Partner of Viking Partners Capital Limited Partnership from 1994 to 1996 and as a General Partner of three venture capital funds of Ampersand Ventures from 1985 to 1993 and is currently a limited partner of the general partner of three venture capital funds of Ampersand Ventures.

EDWARD A. BURKHARDT

         Edward A. Burkhardt, age 64, has served as a director of the Company since May 2002. Mr. Burkhardt has served as President of Rail World, Inc. a company he founded, and heads several other rail operations in the U.S., Estonia and Poland. Mr. Burkhardt also served as Chairman and Chief Executive Officer of Wisconsin Central Transportation Corporation and as Chairman and Chief Executive Officer of English Welsh and Scottish Railway Ltd where he led the investor group that purchased five railway operations from the British Railway Board. Mr. Burkhardt currently serves as a director of ICN Pharmaceuticals, Inc.

         EXECUTIVE OFFICERS

         The following table provides information concerning our executive officers as of June 30, 2002:

          NAME                  AGE                               POSITION
Steven J. Lee..................  55        Chairman and Chief Executive Officer

Arthur A. Siciliano, Ph.D......  59        President; President, PolyMedica Pharmaceuticals (U.S.A.), Inc.

John K.P. Stone, III...........  69        Vice Chairman, General Counsel, and Senior Vice President

Eric G. Walters................  50        Executive Vice President and Clerk

Warren K. Trowbridge...........  50        Senior Vice President; President, Liberty Medical Supply, Inc.

Stephen C. Farrell.............  37        Chief Financial Officer

         Set forth below is biographical information for each of our officers. Messrs. Lee and Stone are members of the Company's board of directors and their respective biographical information is set forth above under the heading "Directors."

ARTHUR A. SICILIANO, PH.D.

         Arthur Siciliano has served as President of the Company since June 1996. Formerly, he served as Executive Vice President from July 1994 to June 1996, as Senior Vice President from January 1993 to July 1994, as Vice President, Pharmaceuticals from July 1991 to January 1993, and as Vice President, Manufacturing from June 1990 to July 1991. From the Company's inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

ERIC G. WALTERS

         Eric Walters has served as Executive Vice President of the Company since May 2001. From 1990 until May 2001, Mr. Walters served as the Company's Chief Financial Officer. He is responsible for managing the Company's finance, investor communications and compliance functions. From 1987 to 1990, Mr. Walters served in various positions at John Hancock Capital Growth Management, Inc., including Assistant Treasurer. From 1983 to 1987, Mr. Walters served as Controller of Venture Founders Corporation and from 1979 to

1983, he was employed at Coopers & Lybrand LLP (n/k/a PricewaterhouseCoopers
LLP), most recently as an Audit Supervisor. Mr. Walters is a Certified Public Accountant.

WARREN K. TROWBRIDGE

         Warren Trowbridge has served President of the Company's subsidiary, Liberty Medical, since May 1999 and as Senior Vice President of the Company since May 2002. From February 1999 to May 1999, Mr. Trowbridge served as Chief Operating Officer of Liberty Medical. He also served as a Vice President of the Company from May 1999 until his promotion to Senior Vice President in May 2002. From December 1997 to February 1999, he served as President and from November 1994 to December 1997 he served as Executive Vice President of U.S. Operations for Transworld Healthcare, Inc., an international healthcare company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and Chief Executive Officer of 8 Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

STEPHEN C. FARRELL

         Stephen Farrell has served as Chief Financial Officer of the Company since May 2001. From August 1999 to May 2001, Mr. Farrell served as Treasurer. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers, LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell is a Certified Public Accountant.

         There are no family relationships between or among any director, executive officer or any nominee for director of the Company.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's directors, executive officers and persons who own more than ten percent of any registered class of the Company's equity securities ("reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of copies of reports filed by reporting persons of the Company under Section 16(a), and written representations from such reporting persons, the Company believes that, except as follows, all filings required to be made by reporting persons of the Company were timely filed for the year ended March 31, 2002 in accordance with Section 16(a). On December 20, 2001, Herbert A. Denton, a director of the Company, filed a report on Form 4 that was due to be filed on April 10, 2001, reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         DIRECTORS' COMPENSATION

         Non-employee directors receive $18,000 in annual cash compensation for attending Board and committee meetings payable in quarterly installments of $4,500. Additionally, members of the Oversight Committee receive $1,500 in compensation for each Committee meeting attended. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

         Non-employee directors are also entitled to participate in the Company's 2000 Stock Incentive Plan, which, among other things, provides for discretionary grants of non-qualified stock options to non-employee members of the Company's board of directors. The following stock option grants were made pursuant to the 2000 Stock Incentive Plan to members of the Company's board of directors during the fiscal year ended March 31, 2002:

         - Drs. Bernstein and LoGerfo, Ms. Hooper, and Messrs. Soltys and Denton each were granted an option to purchase 10,000 shares of Common Stock, at an exercise price of $14.00 per share, on September 13, 2001;

         - Mr. Shanaman was granted an option to purchase 7,500 shares of Common Stock, at an exercise price of $17.00 per share, on November 6, 2001;

         - Messrs. Maupay and Burkhardt each were granted an option to purchase 2,500 shares of Common Stock at an exercise price of $35.00 per share, on May 13, 2002.

         COMPENSATION OF EXECUTIVE OFFICERS

         Summary Compensation. The following table sets forth certain information with respect to the annual and long-term compensation for each of the three fiscal years ended March 31, 2000, 2001 and 2002 of the Company's Chief Executive Officer and its four other most highly compensated executive officers who were serving as executive officers on March 31, 2002 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation           Long Term
                                                                               Compensation
                                                                                Securities       All Other
                                                                                Underlying     Compensation
Name and Principal Position          Year      Salary($)      Bonus($)(1)      Options(#)(2)    ($)(3)(4)
---------------------------          ----      ----------     ------------     -------------   -----------
Steven J. Lee ....................   2002      $  438,462      $  650,000          87,500      $  956,567
   Chairman and                      2001         397,460       1,160,000         125,000         369,936
   Chief Executive Officer           2000         327,187         653,333          35,000          60,230

Arthur A. Siciliano, Ph.D ........   2002         361,731         350,000          60,000         751,511
   President                         2001         328,244         800,000          90,000         324,437
                                     2000         278,584         521,667          25,000          12,943

Eric G. Walters ..................   2002         230,192         200,000          35,000         300,870
   Executive Vice President          2001         208,823         385,000          50,000         180,298
   and Clerk                         2000         176,424         297,500          17,500           8,744

Warren K.  Trowbridge ............   2002         289,888         334,000          25,000          68,097
   Senior Vice President;            2001         254,231         435,000          35,000           9,445
   President, Liberty Medical        2000         218,367         425,000           5,000             605
   Supply, Inc.

Stephen C. Farrell ...............   2002         161,077         210,000          15,000           3,975
  Chief Financial Officer            2001         143,000          60,000          10,000           3,306
                                     2000          72,500          37,000          42,500              52

(1)      These amounts were either paid or accrued for the year shown.

(2) Represents options to purchase Common Stock granted under the Company's 1998 Stock Incentive Plan and 2000 Stock Incentive Plan.

(3) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total salary and bonus for each Named Executive Officer for such fiscal year.

(4) Represents the Company's matching cash contribution paid and/or accrued under the Company's 401(k) Plan, the taxable portion of group term life insurance paid by the Company and amounts credited to the individual's account with the deferred compensation plan, other than voluntary deferrals from salary and bonus. Mr. Lee received $3,046, $5,100, and $7,348 in 401(k) matching contributions in 2002, 2001, and 2000, respectively, $1,684, $1,450, and $1,867 in taxable group term life benefits in 2002, 2001, and 2000, respectively and $951,837, $363,386 and $51,015 in deferred compensation credits in 2002, 2001, and 2000, respectively. Dr. Siciliano received $2,513, $7,826, and $5,084 in 401(k) matching contributions in 2002, 2001, and 2000, respectively, $2,552, $2,208, and $2,554 in taxable group term life benefits in 2002, 2001, and 2000, respectively and $746,446, $314,403 and $5,305 in deferred compensation credits in 2002, 2001, and 2000, respectively. Mr. Walters received $1,599, $8,613, and $5,012 in 401(k) matching contributions in 2002, 2001, and 2000, respectively, $534, $457 and $558 in taxable group term life benefits in 2002, 2001, and 2000, respectively and $298,737, $171,228 and $3,174 in deferred compensation credits in 2002, 2001 and 2000, respectively. Mr. Trowbridge received $1,944, $8,995, and $0 in 401(k) matching contributions in 2002, 2001, and 2000, respectively, $1,153, $450 and $605 in taxable group term life benefits in 2002, 2001, and 2000, respectively and $65,000 in deferred compensation credits in 2002 only. Mr. Farrell received $3,766, $3,135, and $0 in 401(k) matching contributions in 2002, 2001, and 2000, respectively, $209, $171, and $52 in taxable group term life benefits in 2002, 2001, and 2000, respectively.

         Option Grants. The following table sets forth certain information regarding options to purchase the Company's Common Stock granted during the fiscal year ended March 31, 2002 by the Company to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Percent of                                    Potential Realizable Value
                                Number of     Total Options                                   at Assumed Annual Rates of
                               Securities       Granted to       Exercise                    Stock Price Appreciation for
                               Underlying      Employees in       Price      Expiration            Option Term (2)
            Name               Options(#)      Fiscal Year      ($/Sh)(1)       Date              5%             10%
            ----               -----------     -----------      ----------      ----              --             ---
Steven J. Lee                    25,000(3)            4.03%        $20.00       12/06/04      $   29,613      $  108,933
                                 62,500(4)           10.07%         27.53       04/11/11       1,082,092       2,742,233

Arthur A. Siciliano, Ph.D        15,000(3)            2.42%         20.00       12/06/04          17,768          65,360
                                 45,000(4)            7.25%         27.53       04/11/11         779,106       1,974,408

Eric G. Walters                  10,000(3)            1.61%         20.00       12/06/04          11,845          43,573
                                 25,000(4)            4.03%         27.53       04/11/11         432,837       1,096,893

Warren K. Trowbridge              7,500(3)            1.21%         20.00       12/06/04           8,884          32,680
                                 17,500(4)            2.82%         27.53       04/11/11         302,986         767,825

Stephen C. Farrell               10,000(5)            1.61%         20.00       01/05/05          11,845          43,573
                                  5,000(5)            0.81%         27.53       04/11/11          86,567         219,379

(1) The exercise price of each option was equal to or greater than the fair market value per share of the Company's Common Stock on the date of grant as determined by the board of directors on the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted to their expiration date and are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

(3)      This option was fully vested and exercisable on the grant date.

(4) This option vests and becomes exercisable as to 50% of such shares on the grant date and the remaining 50% of such shares vest in twelve equal quarterly installments following the date of grant.

(5) This option vests over twelve equal quarterly installments following the date of grant.

         Fiscal Year-End Option Values. The following table sets forth the number and value of stock options exercised during the fiscal year ended March 31, 2002 by each of the Named Executive Officers and the number of unexercised options held by each Named Executive Officer on March 31, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                          Shares                        Number of Securities            Value of Unexercised
                                         Acquired                      Underlying Unexercised           In-The-Money Options
                                            on          Value        Options at Fiscal Year End          at Fiscal Year End
               Name                     Exercise(#)   Realized(1)     Exercisable/Unexercisable      Exercisable/Unexercisable(2)
               ----                     -----------   -----------     -------------------------      ----------------------------
Steven J. Lee...................            70,875     $1,247,754        380,590       50,458         $3,659,220        $15,496
Arthur A. Siciliano, Ph.D.......                --             --        208,591       35,667          1,311,453          8,291
Eric G. Walters.................            11,394        200,591        154,555       19,417          1,359,444          2,885
Warren K. Trowbridge............                --             --         68,041       13,959            344,918          3,607
Stephen C. Farrell..............                --             --         30,418       19,585             14,491         47,218

(1) Based upon the fair market value of the Company's Common Stock on the exercise date less the aggregate exercise price of the option. As of July 1, 2002, Mr. Lee had sold 25,000 of the shares acquired on exercise and Mr. Walters had not sold any of the shares acquired on exercise.

(2) Based on the difference between the last sales price of the Company's Common Stock on the Nasdaq Stock Market on March 28, 2002 ($25.45 per share) and the option exercise price, multiplied by the number of shares underlying such options.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement and an executive retention agreement with each of Mr. Lee, Dr. Siciliano, Mr. Walters, Mr. Stone, Mr. Trowbridge, and Mr. Farrell. Pursuant to the terms of the employment agreements, each officer receives a base salary which is reviewed annually by the Compensation Committee of the Board. Each officer is also entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee. Mr. Stone also received a signing bonus of $200,000 and a fully-vested option to purchase 25,000 shares of the Company's Common Stock at a per share exercise price of $25.45 on the commencement of his employment. The employment agreements, as amended to date, extend to February 28, 2004 for Mr. Lee, Dr. Siciliano and Mr. Walters, and September 1, 2003 for Mr. Trowbridge and Mr. Farrell and May 31, 2003 for Mr. Stone. The term of each employment agreement will also be deemed to continue on a month-to-month basis while the officer remains employed by the Company, unless expressly agreed otherwise. Pursuant to the employment agreements, each of Mr. Lee, Dr. Siciliano, Mr. Walters, Mr. Stone, Mr. Trowbridge, and Mr. Farrell currently receives a base salary of $610,000, $417,000, $270,000, $325,000, and $230,000,
respectively.

         Both the officer and the Company have the right to terminate an employment agreement at any time with or without cause upon 30 days' prior written notice. Notwithstanding the foregoing, if at any time during the term of an employment agreement the officer's employment is terminated without cause, the Company shall continue to pay the officer at his then current base salary for the greater of the remainder of the employment term or 24 months, in the case of Mr. Lee, 18 months, in the case of Dr. Siciliano and Mr. Walters, and 12 months in the case of Mr. Trowbridge, Mr. Stone and Mr. Farrell.

         Pursuant to the terms of the executive retention agreements, upon the occurrence of a change in control of the Company, all outstanding stock options held by Mr. Lee, Dr. Siciliano, Mr. Walters, Mr. Stone, Mr. Trowbridge, and Mr. Farrell shall become exercisable in full. In addition, if the officer's employment is terminated by the Company without cause or by the officer for good reason within 24 months following such change in control (or in anticipation of a change in control) in addition to any other post-termination benefits which the officer is eligible to receive under any plan or program of the Company (i) Mr. Lee shall receive a lump sum payment equal to three times the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination, (ii) Dr. Siciliano shall receive a lump sum payment equal to two times the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination, (iii) Mr. Walters shall receive a lump sum payment equal to one and one-half times the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination, (iv) Mr. Trowbridge shall receive a lump sum payment equal to the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 9-month period following employment termination, and (v) each of Mr. Farrell and Mr. Stone shall receive a lump sum payment equal to the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination. The executive retention agreements provide, in the case of Mr. Lee and Dr. Siciliano, that the Company shall make a "gross-up" payment to the officer such that his net after-tax severance benefits are equal to what he would have received absent any penalty tax imposed by the Internal Revenue Code of 1986, as amended (the "Code") in connection with such severance payments, and, in the case of Messrs. Walters, Trowbridge, Stone and Farrell, that the amount of severance benefits payable to such officers shall be reduced by an amount necessary to avoid triggering such penalty taxes. The severance payments under the executive retention agreements are in lieu of any severance provided for in the employment agreements.

         Each officer has also agreed not to compete with the Company for one year following termination of his employment.

DEFERRED COMPENSATION PLAN

         During the fiscal year ended March 31, 2002 the Company maintained an un-funded, non-qualified deferred compensation plan for the benefit of Messrs. Lee and Walters and Dr. Siciliano. Under the terms of the plan, the executives participating in the plan may defer up to 50% of their annual compensation. Amounts deferred by an executive are credited to a bookkeeping account for his benefit. The Company provides additional credits to the executive's accounts. First, each executive receives a credit for each calendar year equal to 6.2% of the excess of (i) his compensation for such calendar year before any deferral over (ii) the Social Security Wage Base for such calendar year ($72,600 for 1999, $76,200 for 2000, $80,400 for 2001, and $84,900 for 2002). Second, each executive receives a credit equal to 50% of any compensation deferred in a calendar year, but this credit cannot exceed 3% of the amount by which the executive's pre-deferral compensation for such calendar year exceeds the compensation limit imposed by the Company's 401(k) plan ($160,000 for 1999, $170,000 for 2000 and 2001 and $200,000 for 2002). In addition to the above credits, the Company made discretionary credits to the accounts of the above executives and Mr. Trowbridge in fiscal 2002 and to the above executives only in fiscal 2001.

         The account of each executive is credited with earnings and losses as though the accounts were invested in the investment choices available under the Company's 401(k) plan as selected by each executive. The amounts credited to an executive's account are paid to the executive upon termination of employment in a lump sum or in installments over 15 or fewer years. In addition, an executive may receive a distribution while employed. If the distribution is other than for the alleviation of an unforeseeable financial emergency, the executive's account will be charged a withdrawal penalty of 10% of the amount withdrawn. Finally, an executive may elect in advance to receive the entire balance to his credit upon the occurrence of a change in control of the Company. An executive may not assign or pledge his rights to payment under the plan.

         Payment of benefits under the plan is made from the Company's general assets. The Company has set funds aside in a grantor trust for the purpose of satisfying its obligations under the plan. The assets of this trust are subject to the claims of the Company's creditors. No executive has any rights under the plan greater than the rights of an unsecured general creditor of the Company.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended March 31, 2002, the Compensation Committee consisted of Ms. Hooper and Drs. Bernstein and LoGerfo. No member of the Compensation Committee was at any time during fiscal 2002, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of June 30, 2002 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each director and nominee for director; (iii) by each of the Named Executive Officers; and (iv) by all current directors and executive officers of the Company as a group.

         The number of shares beneficially owned by each 5% stockholder, director or Named Executive Officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after June 30, 2002 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to stock options refers only to stock options that are so exercisable. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares which that person or entity has the right to acquire within 60 days after June 30, 2002, are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of June 30, 2002, there were 12,154,107 shares of Common Stock outstanding.


                                                                 NUMBER OF SHARES         PERCENTAGE OF
                                                                   COMMON STOCK           COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED         OUTSTANDING

Wellington Management Company L.L.P. (1).....................        1,859,775                 15.3%
   75 State St.
   Boston, MA  02109

Safeco Corporation (2).......................................        1,830,400                 15.1%
   Safeco Plaza
   Seattle, WA  98185

Gruber & McBaine Capital Management, L.L.C. (3)..............        1,116,500                  9.2%
   50 Osgood Place, Penthouse
   San Francisco, CA  94133

David L. Babson & Company (4)................................          816,975                  6.7%
   One Memorial Drive
   Cambridge, MA  02142-1300

Kennedy Capital Management, Inc. (5).........................          670,050                  5.5%
   10829 Olive Boulevard
   Saint Louis, Missouri  63141
Wall Street Associates (6)...................................          626,700                  5.2%
   1200 Prospect St. Suite 100
   La Jolla, CA  92038
Steven J. Lee (7)............................................          484,642                  3.9%
Arthur A. Siciliano, Ph.D. (8)...............................          352,744                  2.9%
Eric G. Walters (9)..........................................          244,911                  2.0%
Thomas S. Soltys (10)........................................          190,000                  1.6%
Warren K. Trowbridge (11)....................................           72,417                  *
Marcia J. Hooper (12)........................................           58,788                  *
Daniel S. Bernstein, M.D. (13)...............................           37,259                  *
Stephen C. Farrell (14)......................................           36,780                  *
Frank W. LoGerfo, M.D. (15)..................................           32,500                  *
John K.P. Stone, III. (16)...................................           27,100                  *
Herbert A. Denton (17).......................................           23,500                  *
Walter R. Maupay, Jr. (18)...................................           20,000                  *
Samuel L. Shanaman (19)......................................           10,872                  *
Edward A. Burkhardt (20).....................................            2,500                  *
All current directors and executive officers
   as a group (14 persons) (21) .............................        1,594,013                 12.0%

*        Represents holdings of less than one percent.

(1) Based solely upon a Schedule 13G filed by Wellington Management Company L.L.P. on February 12, 2002 pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder (the "Exchange Act").

(2) Based solely upon a Schedule 13G filed by Safeco Corporation ("Safeco") on January 29, 2002 pursuant to the Exchange Act. Safeco disclaims any beneficial ownership of 1,822,900 of the shares reported, which are owned beneficially by registered investment companies for which a subsidiary of Safeco serves as the advisor.

(3) Based solely upon a Schedule 13G filed by Gruber & McBaine Capital Management, L.L.C. on August 2, 2001 pursuant to the Exchange Act.

(4) Based solely upon a Schedule 13G filed by David L. Babson & Company, Inc. on January 29, 2002 pursuant to the Exchange Act.

(5) Based solely upon a Schedule 13G filed by Kennedy Capital Management on February 14, 2002 pursuant to the Exchange Act.

(6) Based solely upon a Schedule 13G filed by Wall Street Associates on February 13, 2002 pursuant to the Exchange Act.

(7) Includes 48,509 shares held by a family trust for which Mr. Lee, his spouse and family are beneficiaries and 390,194 shares issuable upon exercise of outstanding stock options held by Mr. Lee that are exercisable within 60 days after June 30, 2002.

(8) Includes 215,175 shares issuable upon exercise of outstanding stock options held by Dr. Siciliano that are exercisable within 60 days after June 30, 2002.

(9) Includes 158,014 shares issuable upon exercise of outstanding stock options held by Mr. Walters that are exercisable within 60 days after June 30, 2002.

(10) Includes 85,000 shares held by a family trust for which Mr. Soltys, his spouse and family are beneficiaries and 42,625 shares issuable upon exercise of outstanding stock options held by Mr. Soltys that are exercisable within 60 days after June 30, 2002.

(11) Includes 70,646 shares issuable upon exercise of outstanding stock options held by Mr. Trowbridge that are exercisable within 60 days after June 30, 2002.

(12) Includes 55,375 shares issuable upon exercise of outstanding stock options held by Ms. Hooper that are exercisable within 60 days after June 30, 2002.

(13) Includes 32,500 shares issuable upon exercise of outstanding stock options held by Dr. Bernstein that are exercisable within 60 days after June 30, 2002, and 4,759 shares held by Dr. Bernstein in an IRA account.

(14) Includes 36,044 shares issuable upon exercise of outstanding stock options held by Mr. Farrell that are exercisable within 60 days after June 30, 2002.

(15) Includes 32,500 shares issuable upon exercise of outstanding stock options held by Dr. LoGerfo that are exercisable within 60 days after June 30, 2002.

(16) Includes 25,000 shares issuable upon exercise of outstanding stock options held by Mr. Stone that are exercisable within 60 days after June 30, 2002.

(17) Includes 5,000 shares held by a limited liability company for which Mr. Denton is the managing member and 17,500 shares issuable upon exercise of outstanding stock options held by Mr. Denton that are exercisable within 60 days after June 30, 2002.

(18) Includes 2,500 shares issuable upon exercise of outstanding stock options held by Mr. Maupay that are exercisable within 60 days after June 30, 2002.

(19) Includes 7,500 shares issuable upon exercise of outstanding stock options held by Mr. Shanaman that were exercisable within 60 days after June 30, 2002.

(20) Includes 2,500 shares issuable upon exercise of outstanding stock options held by Mr. Burkhardt that were exercisable within 60 days after June 30, 2002.

(21) Includes 1,088,073 shares issuable upon exercise of outstanding stock options that are exercisable within 60 days after June 30, 2002.

         EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of March 31, 2002:

                                                     (a)                       (b)                           (c)

                                                                                                Number of securities remaining
                                           Number of securities to       Weighted-average       available for future issuance
                                           be issued upon exercise      exercise price of      under equity compensation plans
                                           of outstanding options,     outstanding options,    (excluding securities reflected
             Plan category                   warrants and rights       warrants and rights              in column (a))
             -------------                   -------------------       -------------------              --------------
Equity compensation plans approved                1,930,751(2)                $25.89(2)                    677,329(2)(3)
   by security holders (1)
Equity compensation plans not                            --                       --                            --
   approved by security holders

                         Total                    1,930,751                   $25.89                       677,329

(1) Consists of the following Company equity compensation plans: 1990 Stock Option Plan, 1992 Employee Stock Purchase Plan, 1992 Directors' Stock Option Plan, 1998 Stock Incentive Plan and the 2000 Stock Incentive Plan. Shares of Common Stock are available for issuance only under the 1992 Employee Stock Purchase Plan and the 2000 Stock Incentive Plan.

(2) Excludes 157,579 shares issuable under the Company's 1992 Employee Stock Purchase Plan in connection with the current and future offering periods; such shares are included in column (c) of the table.

(3) Includes 519,750 shares available for issuance pursuant to the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock and unrestricted stock to the Company's employees, officers, directors, consultants and advisors. Also includes 157,579 shares issuable under the Company's 1992 Employee Stock Purchase Plan in connection with the current and future offering periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Boston Special Risks Insurance Agency, Inc. ("Boston Special Risks") of which Mr. Soltys, a Director of the Company, is President and Owner, is an agent for the Company's corporate insurance. In the fiscal year ended March 31, 2002, the Company paid Mr. Soltys $238,290 in fees and commissions in connection with corporate and certain other insurance policies. Total premiums paid to Boston Special Risks in connection with corporate insurance policies totaled $1,479,230.

         The Company paid $50,000 to Providence Capital, Inc., an investment banking firm of which Mr. Denton, a Director of the Company, is President and Owner, for consulting work performed during the fiscal year ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Woburn, Massachusetts, on the 29th day of July, 2002.

Dated: July 29, 2002                   PolyMedica Corporation


                                       By: /s/ Steven J. Lee
                                           ------------------------------------
                                           Steven J. Lee
                                           Chairman and Chief Executive Officer