Form 10-Q
period 2002-06-30
POLYMEDICA CORP
filed 2002-08-14
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission File No. 0-19842

                             PolyMedica Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                         04-3033368
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

11 State Street, Woburn, Massachusetts                                    01801
--------------------------------------                               ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (781) 933-2020

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 14, 2002, there were 12,156,274 shares of the registrant's Common Stock outstanding and an additional 1,158,708 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS


                                                                            Page
PART I  -      FINANCIAL INFORMATION

Item 1  -      Financial Statements

                  Consolidated Balance Sheets as of
                     June 30 (unaudited) and March 31, 2002                    3

                  Unaudited Consolidated Statements of Operations
                     for the three months ended June 30, 2002 and 2001         5

                  Unaudited Consolidated Statements of Cash Flows
                     for the three months ended June 30, 2002 and 2001         6

                  Notes to Consolidated Financial Statements                   7

Item 2  -      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   16

Item 3  -      Quantitative and Qualitative Disclosures About Market Risk     33

PART II -      OTHER INFORMATION

Item 1 -       Legal Proceedings                                              34

Item 5 -       Other Information                                              35

Item 6  -      Exhibits and Reports on Form 8-K                               35

Signatures                                                                    36

Exhibit Index                                                                 37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                          JUNE 30,
                                                            2002        MARCH 31,
                                                         (UNAUDITED)      2002
                                                         -----------    --------
ASSETS

Current assets:
      Cash and cash equivalents                           $ 26,075      $ 27,884
      Accounts receivable (net of allowances of
         $18,174 and $15,539 as of June 30 and
         March 31, 2002, respectively)                      47,288        44,059
      Inventories                                           26,095        21,663
      Deferred tax asset                                    10,622        10,622
      Prepaid expenses and other
         current assets                                      3,127         1,727
                                                          --------      --------

              Total current assets                         113,207       105,955

Property, plant and equipment, net                          39,268        34,603
Goodwill                                                    29,748        29,748
Intangible assets, net                                         514           698
Direct response advertising, net                            55,118        52,112
Other assets                                                 2,319         1,276
                                                          --------      --------

              Total assets                                $240,174      $224,392
                                                          ========      ========

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              JUNE 30,
                                                                                2002         MARCH 31,
                                                                             (UNAUDITED)       2002
                                                                              ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $  19,292      $  10,270
    Amounts due to Medicare and others                                            4,789          4,798
    Accrued expenses                                                              9,874         12,990
    Current portion, capital lease obligations                                      740            742
                                                                              ---------      ---------

              Total current liabilities                                          34,695         28,800

Long-term note payable, capital lease and other obligations                       2,551          1,485
Deferred income taxes                                                            20,524         20,524
                                                                              ---------      ---------

              Total liabilities                                                  57,770         50,809

Commitments and contingencies (Note 13)

Shareholders' equity:
      Preferred stock, $0.01 par value; 2,000,000 shares
        authorized, none issued or outstanding                                       --             --
      Common stock, $0.01 par value; 50,000,000 shares
        authorized; 13,314,982 and 13,300,477 shares issued as of June
        30 and March 31, 2002, respectively                                         133            133
      Treasury stock, at cost (1,160,875 and 1,143,158 shares as of June
        30 and March 31, 2002, respectively)                                    (22,703)       (22,185)
      Additional paid-in capital                                                120,079        119,891
      Retained earnings                                                          84,895         75,744
                                                                              ---------      ---------

              Total shareholders' equity                                        182,404        173,583
                                                                              ---------      ---------

              Total liabilities and shareholders' equity                      $ 240,174      $ 224,392
                                                                              =========      =========

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                        JUNE 30,        JUNE 30,
                                                          2002           2001
                                                        --------       --------
Net revenues                                            $ 81,601       $ 63,021

Cost of sales                                             28,857         21,265
                                                        --------       --------

Gross margin                                              52,744         41,756

Selling, general and administrative expenses              38,028         27,905
                                                        --------       --------
Income from operations                                    14,716         13,851

Other income and expense:
   Investment income, net                                     44            540
   Interest expense                                          (37)           (43)
   Minority interest                                          --           (314)
   Other income and expense                                  (11)            --
                                                        --------       --------
                                                              (4)           183

Income before income taxes                                14,712         14,034
Income tax provision                                       5,561          5,389
                                                        --------       --------

Net income                                              $  9,151       $  8,645
                                                        ========       ========

Net income per weighted average share:

    Basic                                               $    .75       $    .67

    Diluted                                             $    .73       $    .65

    Weighted average shares, basic                        12,167         12,955

    Weighted average shares, diluted                      12,578         13,284

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                       THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                       2002          2001
                                                                     --------      --------
Cash flows from operating activities:
    Net income                                                       $  9,151      $  8,645
    Adjustments to reconcile net income to net cash flows:
        Depreciation and amortization                                   1,332         1,338
        Amortization of direct-response advertising                     8,507         6,578
        Direct-response advertising                                   (11,513)       (9,305)
        Minority interest                                                  --           314
        Provision for bad debts                                         5,941         4,805
        Provision for sales allowances                                  3,715         3,046
        Provision for inventory obsolescence                              401            --
        Changes in assets and liabilities:
           Accounts receivable                                        (12,885)       (9,676)
           Inventories                                                 (4,833)        2,744
           Prepaid expenses and other assets                           (1,297)         (339)
           Accounts payable                                             9,022        (3,446)
           Amounts due to Medicare and others                              (9)           --
           Accrued expenses and other liabilities                      (1,862)         (273)
                                                                     --------      --------

                Total adjustments                                      (3,481)       (4,214)
                                                                     --------      --------

                Net cash flows from operating activities                5,670         4,431
                                                                     --------      --------
Cash flows from investing activities:
    Purchase of marketable securities                                      --        (5,499)
    Purchase of property, plant and equipment                          (5,763)       (1,724)
                                                                     --------      --------

                Net cash flows from investing activities               (5,763)       (7,223)
                                                                     --------      --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                330           205
    Repurchase of common stock                                           (659)       (2,974)
    Contributions to deferred compensation plans                       (1,204)       (1,016)
    Payment of obligations under capital leases and note payable         (183)         (152)
                                                                     --------      --------

                Net cash flows from financing activities               (1,716)       (3,937)
                                                                     --------      --------

                Net decrease in cash and cash equivalents              (1,809)       (6,729)

                Cash and cash equivalents at beginning of period       27,884        39,571
                                                                     --------      --------

                Cash and cash equivalents at end of period           $ 26,075      $ 32,842
                                                                     ========      ========

Supplemental disclosure of cash flow information:
    Disposal of equipment                                            $     29      $     15
    Assets purchased under capital lease                                   63           167

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, accrued expenses, amounts due to Medicare and others, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates. In addition, certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

2. We recognize revenue on product shipments to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and that we have received and verified the required written Authorization of Benefits and Doctor's Order to bill Medicare (if applicable), other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for product shipments for which we have not yet received a written Authorization of Benefits and Doctor's Order, if applicable, until the period in which those documents are collected and verified.

      Approximately $56.90 million and $46.25 million of revenues for the three months ended June 30, 2002 and 2001, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries.

3. Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the three months ended June 30, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.4% and 4.6% of gross sales, respectively. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. At the time of revenue recognition, we follow the government-distributed list containing reimbursement prices for Medicare-covered products (the "Medicare Fee Schedule") and exclude from revenue amounts billed in excess of the Medicare Fee Schedule. As a result, our contractual allowances are immaterial. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the Medicare (Durable Medical Equipment Prosthetics Orthotics Supplies) Fee Schedule for reimbursable supplies and we bill the remaining balance to either third-party payers or directly to customers.

4.    Inventories consist of the following:

(In thousands)

                                              June 30,       March 31,
                                                2002           2002
                                              -------        -------
            Raw materials                     $ 1,039        $   616
            Work in process                       980            832
            Finished goods                     24,076         20,215
                                              -------        -------
                                              $26,095        $21,663
                                              =======        =======

      Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written forms to bill Medicare (if applicable), other third-party payers, and customers. As a result, included in inventories as of June 30 and March 31, 2002, is $3.76 million and $3.77 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the required written documents.

5. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by us effective at the beginning of fiscal year 2003.

      Effective April 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. We adopted the provisions of SFAS No. 142, as required, on April 1, 2002. As a result of adopting SFAS No. 142 effective April 1, 2002, approximately $385,000 of goodwill amortization was not recognized in the quarter ended June 30, 2002. We are required to complete the transitional impairment test for the $29.75 million of goodwill related to our reporting units by September 30,

2002, as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 142 could have a material impact on our consolidated financial statements, as we will replace ratable amortization of goodwill with periodic impairment tests. Impairment tests performed under SFAS No. 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003.

      The following is a reconciliation of reported net income to adjusted net income and reported earnings per share to adjusted earnings per share had SFAS No. 142 been in effect for the three months ended June 30, 2001 (table in thousands, except per share amounts):

                                                                              Three Months Ended
                                                                                June 30, 2001
                                                                              ------------------
Net income                                                                         $   8,645
Add back: Impact of goodwill amortization, net of tax benefit of $148                    237
                                                                                   ---------
Adjusted net income                                                                $   8,882
                                                                                   =========

Net income per share, basic                                                        $    0.67
Add back: Impact of goodwill amortization, net of taxes                                 0.02
                                                                                   ---------
Adjusted net income per share, basic                                               $    0.69
                                                                                   =========

Net income per share, diluted                                                      $    0.65
Add back: Impact of goodwill amortization, net of taxes                                 0.02
                                                                                   ---------
Adjusted net income per share, diluted                                             $    0.67
                                                                                   =========

      We have two reporting units with goodwill, Chronic Care and Professional Products, which are also reportable segments. The carrying amounts of goodwill and intangible assets as of June 30, 2002 and March 31, 2002, by reportable segment, are as follows (table in thousands):

                                                      June 30,         March 31,
                                                        2002             2002
                                                      --------         --------
CHRONIC CARE:
Goodwill                                              $  4,951         $  4,951
                                                      ========         ========

Customer list                                         $  1,816         $  1,816
Accumulated amortization                                (1,513)          (1,448)
                                                      --------         --------
                                                      $    303         $    368
                                                      ========         ========

PROFESSIONAL PRODUCTS:
Goodwill                                              $ 24,797         $ 24,797
                                                      ========         ========

Covenant not to compete                               $  6,800         $  6,800
Accumulated amortization                                (6,589)          (6,470)
                                                      --------         --------
                                                      $    211         $    330
                                                      ========         ========

Total Goodwill                                        $ 29,748         $ 29,748
                                                      ========         ========

Amortizable intangible assets                         $  8,616         $  8,616
Accumulated amortization                                (8,102)          (7,918)
                                                      --------         --------
Total intangible assets, net                          $    514         $    698
                                                      ========         ========

      Amortization expense on intangible assets was approximately $184,000 for each of the three months ended June 30, 2002 and 2001. As of June 30, 2002, amortization expense on existing intangibles for the remainder of fiscal 2003 and the next four fiscal years is as follows (table in thousands):

2003                                                            $ 406
2004                                                              108
2005                                                               --
2006                                                               --
2007                                                               --
                                                                -----
Total                                                            $514
                                                                =====

6. Included in other assets are restricted investments of $2.01 million and $868,000 as of June 30 and March 31, 2002, respectively, which represent amounts we set aside under the executive deferred compensation plans (the "Plans"). The related liability is included in long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss ("investment income, net" as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). As of June 30, 2002, the fair value of these investments was not materially different from cost. Amounts set aside for the Plans in the three months ended June 30, 2002 and 2001 totaled $1.20 million and $1.02 million, respectively.

      The investments held in the Plans, which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", have been classified as trading, are included in other assets, and are recorded at fair value.

7. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.

145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", an amendment of that statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

      In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 on April 1, 2002, as required. The adoption did not have a material impact on our financial position or results of operations in the quarter ended June 30, 2002, but could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

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

8. In accordance with Statement of Position 93-7 ("SOP 93-7"), we incurred and capitalized direct-response advertising of $11.51 million and $9.31 million in the three months ended June 30, 2002 and 2001, respectively. A total of $8.51 million and $6.58 million in direct-response advertising was amortized and charged to selling, general and administrative expenses for the three months ended June 30, 2002 and 2001, respectively. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. We expense in the period all other advertising that does not meet the capitalization requirements of SOP 93-7.

      Any change in existing accounting rules or business change that reduces revenues or earnings or that shortens or eliminates the amortization period of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

9. Amounts due to Medicare and others of $4.79 million as of June 30, 2002, represent probable amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries, related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Professional Products segment. Beginning September 6, 2001 through November 8, 2001, we received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") relating to this reimbursement formula that has resulted in $1.06 million of refunds or credits to the DMERC and others. No administrative overpayment notices have been received from November 8, 2001 to August 13, 2002. DMERCs are private insurance companies used by Medicare to administer reimbursement payments. The liability of $4.79 million is the remaining difference between reimbursement under the two interpretations of the reimbursement formula for all relevant transactions and assumes that the other three DMERCs issue similar administrative overpayment notices. We are processing administrative overpayment notices as received and refunds are being issued. When we established the liability in the quarter ended September 30, 2001, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001.

10. All outstanding minority interests in our subsidiaries previously held by certain of our executives were reacquired by the respective subsidiaries at no cost on February 12, 2002 and are classified as additional paid in capital in the shareholders' equity section of our consolidated balance sheets as of June 30, 2002 and March 31, 2002. As a result of these transactions, there were no outstanding minority interests in any of our subsidiaries as of June 30, 2002. The minority interest amounts in the consolidated statements of operations of $0 and $314,000 for the three months ended June 30, 2002 and 2001, respectively, represented the percentage of these subsidiaries' results allocated to the former minority interests.

11.   We have three reportable segments:

      Chronic Care - We sell diabetes supplies and related products and services to Medicare-eligible seniors suffering from diabetes and related chronic diseases through our Chronic Care segment. We offer a wide array of diabetes products from a full range of name-brand manufacturers, contact the patient's doctor to obtain the required prescription information and written documentation, file the appropriate insurance forms and bill Medicare and private insurers directly. This service frees the patient from paying for his or her chronic disease-related upfront expenses and offers the convenience of free home delivery of supplies.

      Professional Products - We sell prescription respiratory supplies to Medicare-eligible seniors, prescription oral medications not covered by Medicare to our existing customers, and develop, manufacture, and distribute prescription urology and suppository products through our Professional Products segment.

      Consumer Healthcare - We offer the AZO line of products which includes over-the-counter female urinary tract discomfort products and home medical diagnostic kits through our Consumer Healthcare segment.

      Depreciation and amortization expense attributable to our corporate headquarters is allocated to the operating segments according to the segments' relative percentage of total revenues. However, segment assets belonging to our corporate headquarters are not allocated, as management evaluates these separately from the assets of the reportable segments. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

                                                           Three months ended
                                                        June 30,        June 30,
(In thousands)                                            2002            2001
                                                        --------        --------
NET REVENUES:
Chronic Care                                            $ 58,514        $ 46,694
Professional Products                                     20,707          14,474
Consumer Healthcare                                        2,380           1,853
                                                        --------        --------
Total                                                   $ 81,601        $ 63,021
                                                        ========        ========

DEPRECIATION AND AMORTIZATION EXPENSE:
Chronic Care                                            $  5,515        $  4,314
Professional Products                                      4,323           3,601
Consumer Healthcare                                            1               1
                                                        --------        --------
Total                                                   $  9,839        $  7,916
                                                        ========        ========

INCOME BEFORE INCOME TAXES:
Chronic Care                                            $  9,288        $  9,127
Professional Products                                      4,794           4,201
Consumer Healthcare                                          630             706
                                                        --------        --------
Total                                                   $ 14,712        $ 14,034
                                                        ========        ========

                                                        June 30,        March 31,
                                                          2002            2002
                                                        --------        --------
SEGMENT ASSETS:
Chronic Care                                            $144,735        $133,009
Professional Products                                     62,084          62,670
Consumer Healthcare                                        2,603           1,777
Corporate Headquarters                                    30,752          26,936
                                                        --------        --------
Total                                                   $240,174        $224,392
                                                        ========        ========

12. In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, our Board of Directors authorized the repurchase of an additional 1,000,000 shares. In the quarter ended June 30, 2002, 25,000 shares of common stock were repurchased for $659,000 or an average price of $26.37 per share. In total, 1,271,000 shares had been repurchased for $25.30 million or an average price of $19.91 per share, as of June 30, 2002. Of the 2,000,000 shares originally authorized by the Board of Directors, 729,000 shares remained authorized for repurchase as of August 13, 2002.

13. We are subject to risks and uncertainties common to companies in the healthcare industry, including but not limited to, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, receipt of third-party healthcare reimbursement, litigation, and compliance with government regulations. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice ("DOJ"), and the Food and Drug Administration ("FDA"). The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by PolyMedica. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

      We and three individuals who are or were officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board of Directors believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

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

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

14. Our total net income and comprehensive income were $9.15 million and $8.65 million for the three months ended June 30, 2002 and 2001, respectively.

15.   Calculations of earnings per share are as follows:

(In thousands, except per share data)                                    Three Months Ended
                                                                        June 30,    June 30,
                                                                          2002        2001
                                                                        -------     -------
Net income                                                              $ 9,151     $ 8,645

BASIC:

Weighted average common stock outstanding, net of treasury stock,
     end of period                                                       12,167      12,955
Net income per weighted average share, basic                            $   .75     $   .67
                                                                        =======     =======

DILUTED:

Weighted average common stock outstanding, net of treasury stock,
     end of period                                                       12,167      12,955
Weighted average dilutive common stock equivalents                          411         329
                                                                        -------     -------

Weighted average common stock and dilutive common stock equivalents
     outstanding, net of treasury stock                                  12,578      13,284
Net income per weighted average share, diluted                          $   .73     $   .65
                                                                        =======     =======

      Options to purchase 664,537 and 661,599 shares of common stock were outstanding during the three months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares.

16. On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, informed the Board of Directors of his intention to retire as Chief Executive Officer, effective as of that date. Mr. Lee has agreed to continue serving as Chairman and a director through December 31, 2002. Samuel
L. Shanaman, a director since November 2001, has been elected to the new position of Lead Director, and will perform the functions of the chief executive officer on an interim basis until a successor is named.

      In connection with Mr. Lee's termination of employment agreement, we expect to incur a one-time selling, general and administrative expense of approximately $1.30 million in the quarter ending September 30, 2002. Pursuant to this agreement, these amounts will generally be paid in cash over a twenty four-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS

      We are a leading provider of direct-to-consumer medical products and services, conducting business through our Chronic Care, Professional Products and Consumer Healthcare segments. We sell diabetes supplies and related products and provide services to Medicare-eligible seniors suffering from diabetes and related chronic diseases through our Chronic Care segment. Through our Professional Products segment we provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from chronic obstructive pulmonary disease ("COPD"). We also market, manufacture and distribute a broad line of prescription urological and suppository products. In addition, during fiscal 2002, we began selling prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment. Our AZO brand holds a leading position in the over-the-counter ("OTC") urinary health market. Our AZO products are distributed primarily to food and drug retailers and mass merchandisers nationwide through our Consumer Healthcare segment. For selected financial information about our operating segments, see
Note 11 to the consolidated financial statements.

Chronic Care

      Through our Chronic Care segment, we are a national, direct-mail provider of diabetes supplies and related products and services to Medicare-eligible seniors suffering from diabetes and related chronic diseases. We have a database of over 472,000 active Medicare-eligible diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We define a person as an active customer if that person places orders and we ship supplies to that person one or more times per year. We deliver products to customers' homes and, as a service to our customers, bill Medicare (if applicable) and private insurance companies directly for those supplies that are reimbursable. We meet the needs of seniors suffering from diabetes by:

      - providing mail order delivery of supplies direct to our customers' homes;

      -     billing Medicare and/or private insurance companies directly;

      -     providing 24-hour telephone support to customers; and

      - using sophisticated software and advanced order fulfillment systems to provide products and support quickly and efficiently.

      In the United States, there are approximately 17.0 million people with diabetes, including at least 7.0 million seniors. There are approximately 16.0 million additional people with pre-diabetes, an increasingly common condition in which blood glucose levels are higher than normal but not yet diabetic. With our database of over 472,000 active Medicare-eligible diabetes customers, we serve approximately 6.7% of the senior diabetic marketplace. While many of the 7.0 million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

Professional Products

      Through our Professional Products segment we provide direct-to-consumer prescription respiratory supplies and services to Medicare-eligible seniors suffering from COPD. We also market, manufacture and distribute a broad line of prescription urology and suppository products. Similar to the service we provide in our Chronic Care segment, we deliver products to customers' homes and bill Medicare (if applicable) and private insurance companies directly for those prescription respiratory supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for seniors to obtain their supplies for respiratory disease treatment. As of June 30, 2002, we had a database of over 50,000 active Medicare-eligible customers for our prescription respiratory supplies. We define a person as an active customer if that person places orders and we ship supplies to that person one or more times per year. In addition, during fiscal 2002, we began selling prescription oral medications not covered by Medicare to our existing customers through our Professional Products segment. Our broad line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

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

      Continue growth in our Chronic Care and Professional Products businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical, we have invested in an ongoing program of television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have increased our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty Medical's acquisition to more than 472,000 active Medicare-eligible customers. In addition, we now have over 50,000 active Medicare-eligible customers for our prescription respiratory supplies. We also utilize radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our efficient mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually expanding and upgrading our operations, information systems, and regulatory compliance to maintain our high level of customer service.

      Continue adding complementary products and businesses. New business initiatives commenced in fiscal year 2002, in various stages of development, include offering prescription oral medications not covered by Medicare, offering therapeutic footwear for diabetics deemed at risk for developing lower extremity complications, and the creation of a new clinical laboratory that will offer a glycohemoglobin ("HbA1c") test, the results of which tell the patient or physician what the patient's blood glucose level has averaged over the previous two or three months. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines or new business initiatives underway. In selecting and evaluating acquisition candidates, we examine the potential market opportunities for products that can be distributed through our existing marketing infrastructure by utilizing our strengths in sales, marketing and distribution. We will consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchises.

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

Subsequent Events

      On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, informed the Board of Directors of his intention to retire as Chief Executive Officer, effective as of that date. Mr. Lee has agreed to continue serving as Chairman and a director through December 31, 2002. Samuel L. Shanaman, a director since November 2001, has been elected to the new position of Lead Director, and will perform the functions of the chief executive officer on an interim basis until a successor is named.

      In connection with Mr. Lee's termination of employment agreement, we expect to incur a one-time selling, general, and administrative expense of approximately $1.30 million in the quarter ending September 30, 2002. Pursuant to this agreement, these amounts will generally be paid in cash over a twenty four-month period.

Other

      We do not believe our net product sales, in the aggregate, are subject to material seasonal fluctuations.

      Other non-direct-response advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred. Promotional and sample costs whose benefit is expected to assist future sales, are expensed as the related materials are used.

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

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      The following summaries of our critical accounting policies should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, accounts receivable and the allowance for doubtful accounts, inventories, direct-response advertising, amounts due to Medicare and others, and uncertainties.

Revenue Recognition

      We recognize revenue related to product sales to customers who have placed orders upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms to bill Medicare (if applicable), other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition are subjective and complex and therefore require management's interpretation. Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. Changes in these factors could affect the timing and amount of revenue and costs recognized.

      Accounts Receivable and Allowance for Doubtful Accounts

      The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category. Changes in judgment regarding these factors could affect the timing and amount of costs recognized.

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

      Uncertainties

      The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of health care fraud, improper revenue recognition and obstruction of justice by the Company. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

      We and three individuals who are or were officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board of Directors believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

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

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Internal Regulatory Affairs

      Liberty Medical, Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"), and related companies have a Regulatory Affairs Department that is comprised of five groups: corporate compliance, monitoring, compliance/external responses, compliance/internal reviews and contracts and licensing. Although each group is distinct, the Vice President of Regulatory Affairs coordinates activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to the businesses of these companies.

      The corporate compliance group administers a formal healthcare compliance program to assist us in meeting our compliance obligations. The compliance program is designed to prevent violations of applicable fraud and abuse laws and, if such violations occur, to promote early and accurate detection and prompt resolution. This objective is achieved through education, monitoring, disciplinary action and other appropriate remedial measures. All personnel, as a condition of employment, are required to attend corporate compliance certification classes annually. In addition, each employee receives a compliance manual that has been developed to communicate standards of conduct and compliance policies and procedures.

      The monitoring group performs oversight functions to ensure compliance with policies and procedures and applicable laws. These functions include telephonic monitoring of contacts between employees and customers, healthcare professionals, payers and other outside contacts.

      The compliance/external communications group monitors communications with third parties to ensure timely responses to document and other requests and oversee the receipt and timely dissemination of supplier bulletin information.

      The compliance/internal reviews group is responsible for conducting a variety of internal reviews of operations to ensure compliance with healthcare program requirements and applicable laws.

      The contracts and licensing group monitors compliance with provider contracting and licensing requirements, which includes random, internal onsite inspections. As appropriate, we also utilize external audit resources to supplement our internal auditing and monitoring activities.

      In August 2001, our Board of Directors appointed an Oversight Committee (the "Committee") for the purpose of establishing an independent committee to act for the Board with respect to the investigations and related litigation described in Item 1 of Part II, Legal Proceedings. The Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Committee will continue to play an active role as these investigations proceed. The Committee's authority includes monitoring the Regulatory Affairs Department and its compliance program to ensure compliance with Medicare and internal Company policies. The Committee currently consists of three non-management members of the Board of Directors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Total net revenues increased 29.5% to $81.60 million in the three months ended June 30, 2002, as compared with $63.02 million in the three months ended June 30, 2001. This increase was primarily the result of the growth in net revenues from our Chronic Care and Professional Products segments, which increased 25.3% and 43.1%, respectively, in the three months ended June 30, 2002, as compared with the three months ended June 30, 2001. See Note 11 to the consolidated financial statements for segment information.

      Net revenues in the Chronic Care segment increased 25.3% to $58.51 million in the three months ended June 30, 2002, as compared with $46.69 million in the three months ended June 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Chronic Care segment. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which added 3.7% to the revenue of many of our Chronic Care segment products.

      Net revenues in the Professional Products segment increased 43.1% to $20.71 million in the three months ended June 30, 2002, as compared with $14.47 million in the three months ended June 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Chronic Care segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Professional Products segment.

      Net revenues from Consumer Healthcare products increased 28.4% to $2.38 million in the three months ended June 30, 2002, as compared with $1.85 million in the three months ended June 30, 2001, due primarily to the growth in our customer base for over-the-counter female urinary discomfort products as a result of increased advertising spending.

      As a percentage of total net revenues, overall gross margins were 64.6% in the three months ended June 30, 2002, down from 66.3% in the three months ended June 30, 2001. This decrease was due primarily to increasing sales from new business initiatives that have lower margins than our average and a change in the product mix for our Chronic Care and Professional Products segments, partially offset by a cost of living adjustment described above, which added 3.7% to the revenue of many of our Chronic Care segment products in the quarter ended June 30, 2002, and increased sales in our higher margin Professional Products segment.

      As a percentage of total net revenues, selling, general and administrative expenses were 46.6% in the three months ended June 30, 2002, as compared with 44.3% in the three months ended June 30, 2001. Selling, general and administrative expenses increased 36.3% in the three months ended June 30, 2002 to $38.03 million, as compared with $27.91 million in the three months ended June 30, 2001. This increase was attributable to legal and related expenses pertaining to the previously reported ongoing investigations of our Liberty Medical and Liberty Home Pharmacy subsidiaries, increased operating expenses of new business initiatives commenced in fiscal year 2002 that are in various stages of development and increased amortization of direct-response advertising incurred in the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001. We expect that we will continue to incur legal and related expenses pertaining to the previously reported ongoing investigations of our Liberty Medical and Liberty Home Pharmacy subsidiaries, in the coming quarters. These legal and related expenses were $1.39 million in the three months ended June 30, 2002. No such legal and related expenses were identified in the quarter ended June 30, 2001. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $1.93 million to $8.51 million in the quarter ended June 30, 2002, from $6.58 million in the quarter ended June 30, 2001.

      Investment income, net decreased 91.8% to $44,000 in the three months ended June 30, 2002, as compared with $540,000 in the three months ended June 30, 2001, due primarily to a lower average cash balance and lower interest rates. Interest expense decreased 14.0% to $37,000 in the three months ended June 30, 2002, as compared with $43,000 in the three months ended June 30, 2001.

        Net income increased 5.9% to $9.15 million, for the quarter ended June 30, 2002, as compared with $8.65 million for the quarter ended June 30, 2001. The increase in net income was primarily attributable to the growth in our customer base as a result of our direct-response advertising, partially offset by legal and related expenses pertaining to the previously reported ongoing investigations of our Liberty Medical and Liberty Home Pharmacy subsidiaries, recorded during the quarter ended June 30, 2002, increased amortization of direct-response advertising, and increased expenses for new business initiatives commenced in fiscal year 2002.

Liquidity and Capital Resources

      Our business is currently funded through cash flow from operations. We have generated positive cash flow from operations in each of the last fourteen quarters and have reported positive annual cash flows from operations in each of the last 4 fiscal years, with $22.90 million, $14.62 million, $10.08 million, and $539,000 generated in the fiscal years ended March 31, 2002, 2001, 2000, and 1999, respectively. Our cash and cash equivalents balance decreased $1.81 million to $26.08 million as of June 30, 2002, as compared with $27.88 million as of March 31, 2002, due primarily to cash used for capital expenditures, offset by cash flows generated from operations. Cash flows from operations of $5.67 million for the three months ended June 30, 2002 were generated by net income of $9.15 million, offset by cash used to fund certain areas of our operations, such as increased spending for direct-response advertising of $2.21 million to $11.51 million in the three months ended June 30, 2002, as compared with $9.31 million in the three months ended June 30, 2001, to further expand our customer base, both for diabetes testing and prescription respiratory supplies.

     Our contractual obligations for future annual minimum lease and rental commitments as of June 30, 2002, were not materially different from those as of March 31, 2002, disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

      In the three months ended June 30, 2002 and 2001, we used $5.76 million and $7.22 million of cash for investing activities, respectively. The $1.46 million decrease in total cash used for investing activities was due to an investment of $5.50 million in marketable securities in the prior year with no such investment in the current year, partially offset by an increase in capital expenditures of $4.04 million in the three months ended June 30, 2002, as compared with the three months ended June 30, 2001. Property, plant and equipment purchases totaled $5.76 million and $1.72 million for the three months ended June 30, 2002 and 2001, respectively. Higher spending in the current fiscal year for capital expenditures is related to the ongoing construction of two new facilities in Port St. Lucie, Florida to meet the expansion needs of our growing Company. The cumulative amount spent through June 30, 2002 related to this construction was $11.44 million, which will not be depreciated until the construction is completed. In the remaining periods of fiscal 2003, we estimate that we will spend an additional $2.00 million on the construction of these two new facilities, for which no liability has been recorded as of June 30, 2002, because we have no contractual obligation to complete the construction.

      In the three months ended June 30, 2002, we used $1.72 million of cash for financing activities, $1.20 million of which we set aside for executive deferred compensation plans with an additional $659,000 used to repurchase 25,000 shares of our common stock, for an average price of $26.37 per share. In June 2000, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. As of August 14, 2002, 1,271,000 shares had been repurchased in total for $25.30 million or an average price of $19.91 per share. Of the 2,000,000 shares originally authorized by the Board of Directors, 729,000 shares remained authorized for repurchase as of August 14, 2002. Other financing activities included the receipt of proceeds from the issuance of common stock and repayments of capital lease obligations.

      In November 2000, we filed an amendment to a shelf registration statement we originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of June 30, 2002.

      We believe that our cash and cash equivalents balance as of June 30, 2002 of $26.08 million, including cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively impact our liquidity include a reduction in the demand for our products or a reduction in Medicare reimbursement for our products.

      We hold certain investments related to executive deferred compensation plans, see Note 6 to the consolidated financial statements, which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments related to the executive deferred compensation plans, which have been classified as trading, are included in other assets and are recorded at fair value. As of June 30, 2002, the fair value of these investments was not materially different from cost.

Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

      In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment on disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 on April 1, 2002, as required. The adoption did not have a material impact on our financial position or results of operations in the quarter ended June 30, 2002, but could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

      In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and will thus be adopted, as required, in fiscal year 2004. The impact of SFAS No. 143 on our consolidated financial statements has not yet been determined.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by us effective at the beginning of fiscal year 2003.

      Effective April 1, 2002 in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. We adopted the provisions of SFAS No. 142, as required, on April 1, 2002. As a result of adopting SFAS No. 142 effective April 1, 2002, approximately $385,000 of goodwill amortization was not recognized in the quarter ended June 30, 2002. We are required to complete the transitional impairment test for the $29.75 million of goodwill related to our reporting units by September 30, 2002 as provided by SFAS No. 142. We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 142 could have a material impact on our consolidated financial statements, as we will replace ratable amortization of goodwill with periodic impairment tests. Impairment tests performed under SFAS No. 142 could indicate an impairment loss that would need to be recorded as a cumulative effect of a change in accounting principle in fiscal 2003.

FACTORS AFFECTING FUTURE OPERATING RESULTS

      The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future benefits from our advertising and promotional expenditures; statements regarding future net revenue levels; statements regarding product development, introduction and marketing; and statements regarding future acquisitions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

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

Litigation may materially adversely affect us

      We and three individuals who are or were officers are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board of Directors believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

We could experience significantly reduced profits as the result of an unfavorable outcome to current governmental investigations

      The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and

Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by PolyMedica. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

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

We plan to continue our rapid expansion; if we do not manage our growth successfully, our growth and profitability may slow or stop; managing our growth will be more difficult while we conduct a search for a new chief executive officer

      We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demand on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, we are currently conducting a search for a new chief executive officer due to the recent retirement of our former Chief Executive Officer, Steven J. Lee. Managing our growth will be more difficult during this process and the subsequent transition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We own certain money market funds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounting for under SFAS No. 115, "Accounting for certain investments in Debt and Equity Securities." The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income, net for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and Department of Health & Human Services' OIG, is investigating allegations of health care fraud, improper revenue recognition and obstruction of justice by PolyMedica. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

      On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Bowe Complaint") against us and one of our then officers. The Bowe Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys' fees and costs. On December 19, 2000, Trust Advisors Equity Plus LLC filed a purported class action lawsuit in the United States District Court for the District of Massachusetts (the "Trust Advisors Complaint") against us and one of our then officers. The Trust Advisors Complaint asserts the same claims, makes the same allegations and seeks the same relief as the Bowe Complaint. On January 26, 2001, the plaintiffs in the Bowe and Trust Advisors Complaints moved to consolidate the Bowe and Trust Advisors Complaints and to be appointed as lead plaintiffs in the consolidated action pursuant to Section 21D(a)(3)(B) of the Exchange Act. On July 30, 2001 the Court granted these motions and consolidated the Bowe and Trust Advisor Complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Act. No. 00-12426-REK.

      Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period (the amended class period is October 26, 1998 through August 21, 2001), and named an additional two officers as defendants. We and the named defendants moved to dismiss the consolidated amended complaint on December 10, 2001. The plaintiffs filed their opposition to this motion on February 11, 2002 and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. We and the named defendants filed answers to the consolidated amended complaint on June 20, 2002. We and the named defendants believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

      Between August 9, 2001 to August 24, 2001, four derivative actions were filed in Massachusetts Superior Court for Middlesex County against our Board of
Directors: Casden v. Bernstein et al., Civ. Act. No. 01-3446; Vezmar v. Logerfo et al., Civ. Act. No. 01-3612; Sullivan v. Bernstein et al., Civ. Act. No. 01-3656; and Messner v. Lee et al., Civ. Act. No. 01-3697. On August 31, 2001, plaintiff filed a motion to consolidate the first three actions and to file an amended consolidated complaint within 60 days. The fourth derivative action was added to the motion to consolidate on October 3, 2001. On October 11, 2001, the Court granted plaintiffs' motion to consolidate all four derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Act. No. 01-3446.

      On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named two additional officer defendants. The Complaint alleges that the directors and officers breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical. The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. The defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs filed an opposition to the motion on March 22, 2002 and defendants filed a reply memorandum on April 19, 2002. The Court heard arguments on the motion to dismiss on April 30, 2002 and entered an order denying the motion to dismiss on July 16, 2002. The directors and defendants believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

      A shareholder derivative complaint, Minasian v. Bernstein et. al., Civ. Act. No. 01-11485REK, was filed against our Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleged that the directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical, and sought unspecified damages, the return of director compensation, and other injunctive relief. On November 16, 2001, plaintiff filed an assented-to motion to dismiss the complaint without prejudice, and the case was closed on November 21, 2001.

      In June 2002, Liberty Medical received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts". Liberty Medical has been informed that it is not a target of that investigation.

ITEM 5. OTHER INFORMATION

      On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, informed the Board of Directors of his intention to retire as Chief Executive Officer, effective as of that date. Mr. Lee has agreed to continue serving as Chairman and a director through December 31, 2002. Samuel
L. Shanaman, a director since November 2001, has been elected to the new position of Lead Director, and will perform the functions of the chief executive officer on an interim basis until a successor is named.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report, which is incorporated herein by reference.

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PolyMedica Corporation
                               ----------------------
                               (registrant)


                               /s/ Samuel L. Shanaman
                               ----------------------
                               Samuel L. Shanaman
                               Lead Director and Interim Chief Executive Officer (Principal Executive Officer)


                               /s/ Eric G. Walters
                               ----------------------
                               Eric G. Walters
                               Executive Vice President and Clerk
                               (Principal Financial Officer)


                               /s/ Stephen C. Farrell
                               ----------------------
                               Stephen C. Farrell
                               Chief Financial Officer
                               (Principal Accounting Officer)

Dated: August 14, 2002

                                  Exhibit Index

Exhibit                            Description

10.53     - Retention Agreement by and between the Registrant and Stephen C.
            Farrell dated March 7, 2002.

10.54     - Letter Agreement amendment to Employment Agreement by and between the Registrant and Arthur A. Siciliano dated July 15, 2002.

10.55     - Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated July 15, 2002.

10.56     - Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated July 15, 2002.

10.57     - Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated July 15, 2002.

10.58     - Termination of Employment Agreement by and between the Registrant and Steven J. Lee dated August 4, 2002.

99.1      - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.