Form 10-Q
period 2002-09-30
POLYMEDICA CORP
filed 2002-11-14
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


                           Commission File No. 0-19842


                             PolyMedica Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                                        04-3033368
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)


11 State Street, Woburn, Massachusetts                              01801
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (781) 933-2020


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 14, 2002, there were 12,296,217 shares of the registrant's Common Stock outstanding and an additional 1,018,765 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

               Consolidated Balance Sheets as of
                  September 30 (unaudited) and March 31, 2002                3

               Unaudited Consolidated Statements of Operations
                  for the three and six months ended
                  September 30, 2002 and 2001                                5

               Unaudited Consolidated Statements of Cash Flows
                  for the six months ended September 30, 2002 and 2001       6

               Notes to Consolidated Financial Statements                    7

Item 2  -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      18

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk       38

Item 4  -  Controls and Procedures                                          39

PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                                40

Item 4 -   Submission of Matters to a Vote of Security Holders              41

Item 6 -   Exhibits and Reports on Form 8-K                                 42

Signatures                                                                  43

Certifications                                                              44

Exhibit Index                                                               47

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                         SEPTEMBER 30,
                                                             2002           MARCH 31,
ASSETS                                                    (UNAUDITED)         2002
                                                         -------------      --------
Current assets:
       Cash and cash equivalents                           $ 26,834         $ 27,884
       Accounts receivable (net of allowances of
           $19,272 and $15,539 as of September 30 and
           March 31, 2002, respectively)                     46,038           44,059
       Inventories                                           20,644           21,663
       Deferred tax asset                                    10,622           10,622
       Prepaid expenses and other
           current assets                                     3,617            1,727
                                                           --------         --------

                Total current assets                        107,755          105,955

Property, plant and equipment, net                           44,519           34,603
Goodwill                                                     29,748           29,748
Intangible assets, net                                          330              698
Direct response advertising, net                             58,251           52,112
Other assets                                                  2,206            1,276
                                                           --------         --------

                Total assets                               $242,809         $224,392
                                                           ========         ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                    SEPTEMBER 30,
                                                                                        2002         MARCH 31,
                                                                                     (UNAUDITED)       2002
                                                                                    -------------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $   9,459      $  10,270
    Amounts due to Medicare and others                                                    2,566          4,798
    Accrued expenses                                                                     14,359         12,990
    Current portion, capital lease obligations                                              702            742
                                                                                      ---------      ---------

                Total current liabilities                                                27,086         28,800

Long-term note payable, capital lease and other obligations                               2,579          1,485
Deferred income taxes                                                                    20,524         20,524
                                                                                      ---------      ---------

                Total liabilities                                                        50,189         50,809

Commitments and contingencies (Note 12)

Shareholders' equity:
       Preferred stock, $0.01 par value; 2,000,000 shares
         authorized, none issued or outstanding                                              --             --
       Common stock, $0.01 par value; 50,000,000 shares
         authorized; 13,314,982 and 13,300,477 shares issued as of September 30 and
         March 31, 2002, respectively                                                       133            133
       Treasury stock, at cost (1,103,173 and 1,143,158 shares as of September 30
         and March 31, 2002, respectively)                                              (21,574)       (22,185)
       Additional paid-in capital                                                       119,350        119,891
       Retained earnings                                                                 94,711         75,744
                                                                                      ---------      ---------

                Total shareholders' equity                                              192,620        173,583
                                                                                      ---------      ---------

                Total liabilities and shareholders' equity                            $ 242,809      $ 224,392
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

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                         SEPT. 30,     SEPT. 30,     SEPT. 30,      SEPT. 30,
                                           2002          2001           2002           2001
                                           ----          ----           ----           ----
Net revenues                             $ 88,012      $ 68,851      $ 169,613      $ 131,872

Cost of sales                              31,208        23,555         60,065         44,820
                                         --------      --------      ---------      ---------

Gross margin                               56,804        45,296        109,548         87,052

Selling, general and administrative
   expenses                                40,977        38,059         79,005         65,964
                                         --------      --------      ---------      ---------

Income from operations                     15,827         7,237         30,543         21,088

Other income and expense:
   Investment income/(loss)                   (12)          234             32            774
   Interest expense                           (34)          (44)           (70)           (87)
   Minority interest                           --           174             --           (140)
   Other income and expense                    --            (1)           (12)            (1)
                                         --------      --------      ---------      ---------
                                              (46)          363            (50)           546

Income before income taxes                 15,781         7,600         30,493         21,634
Income tax provision                        5,965         2,918         11,526          8,307
                                         --------      --------      ---------      ---------

Net income                               $  9,816      $  4,682      $  18,967      $  13,327
                                         ========      ========      =========      =========

Net income per weighted average
   share:

    Basic                                $    .81      $    .37      $    1.56      $    1.04

    Diluted                              $    .79      $    .36      $    1.52      $    1.02

    Weighted average shares, basic         12,171        12,680         12,169         12,818

    Weighted average shares, diluted       12,439        12,949         12,509         13,116

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2002           2001
                                                                        --------       --------
Cash flows from operating activities:
    Net income                                                          $ 18,967       $ 13,327
    Adjustments to reconcile net income to net cash flows:
         Depreciation and amortization                                     2,791          2,700
         Amortization of direct-response advertising                      17,358         13,978
         Direct-response advertising                                     (23,497)       (21,090)
         Minority interest                                                    --            140
         Provision for bad debts                                          12,508          9,998
         Provision for sales allowances                                    8,202          5,813
         Provision for inventory obsolescence                                539            186
         Stock-based compensation                                              6             --
         Changes in assets and liabilities:
             Accounts receivable                                         (22,689)       (24,932)
             Inventories                                                     480          3,087
             Prepaid expenses and other assets                            (1,716)        (1,096)
             Accounts payable                                               (811)        (2,682)
             Amounts due to Medicare and others                           (2,232)         5,702
             Accrued expenses and other liabilities                        2,700          6,096
                                                                        --------       --------

                  Total adjustments                                       (6,361)        (2,100)
                                                                        --------       --------

                  Net cash flows from operating activities                12,606         11,227
                                                                        --------       --------

Cash flows from investing activities:
    Purchase of marketable securities                                         --         (5,499)
    Proceeds from sale of marketable securities                               --          5,499
    Purchase of property, plant and equipment                            (12,077)        (4,850)
                                                                        --------       --------

                  Net cash flows from investing activities               (12,077)        (4,850)
                                                                        --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   724            295
    Repurchase of common stock                                              (659)       (13,357)
    Contributions to deferred compensation plans                          (1,274)        (1,103)
    Payment of obligations under capital leases and note payable            (370)          (315)
                                                                        --------       --------

                  Net cash flows from financing activities                (1,579)       (14,480)
                                                                        --------       --------

                  Net decrease in cash and cash equivalents               (1,050)        (8,103)

                  Cash and cash equivalents at beginning of period        27,884         39,571
                                                                        --------       --------

                  Cash and cash equivalents at end of period            $ 26,834       $ 31,468
                                                                        ========       ========

Supplemental disclosure of cash flow information:
    Disposal of equipment                                               $     77       $     --
    Assets purchased under capital lease                                     281            323

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The unaudited consolidated financial statements included herein have been prepared by PolyMedica Corporation ("PolyMedica" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, goodwill, valuation of inventory, accrued expenses, amounts due to Medicare and others, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates. In addition, certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

2. We recognize revenue on product shipments to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and that, if applicable, we have received and verified the required written Authorization of Benefits and Doctor's Order to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for product shipments for which we have not yet received a written Authorization of Benefits and Doctor's Order, if applicable, until the period in which those documents are collected and verified.

      Approximately $60.56 million and $44.35 million of net revenues for the three months ended September 30, 2002 and 2001, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries. Approximately $117.46 million and $90.60 million of net revenues for the six months ended September 30, 2002 and 2001, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries.

3. Sales allowances are recorded for estimated product returns using historical return trends and are recorded as a reduction of revenue. These allowances are adjusted to reflect actual returns and collection history. During the three months ended September 30, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.9% and 3.9% of gross revenues, respectively. During the six months ended September 30, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.6% and 4.2% of gross revenues, respectively. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. At the time of revenue recognition, we follow the government-distributed list containing reimbursement prices for Medicare-covered products (the "Medicare Fee Schedule") and exclude from revenue amounts billed in excess of the Medicare (Durable Medical Equipment Prosthetics Orthotics Supplies) Fee Schedule. As a result, our contractual allowances are immaterial. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the Medicare Fee Schedule for reimbursable supplies and we bill the remaining balance to either third-party payers or directly to customers.

4.    Inventories consist of the following:
      (In thousands)

                                              Sept. 30,    March 31,
                                                2002         2002
                                                ----         ----
      Raw materials                           $   997      $   616
      Work in process                             597          832
      Finished goods                           19,050       20,215
                                              -------      -------
                                              $20,644      $21,663
                                              =======      =======

      Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of September 30 and March 31, 2002, is $3.51 million and $3.77 million, respectively, of net inventory shipped to customers for which we have received an order but have not yet received the required written documents.

5. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by us on April 1, 2002.

      Effective April 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value, determined using a discounted cash flows approach, of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Upon adoption of SFAS No. 142 effective April 1, 2002, we are required to perform an initial transitional impairment test. Step one of the impairment test must be completed within six months of adoption and step two must be completed within one year of adoption. Within six months of adopting the accounting standard, any impairments identified in the transitional impairment test are treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. We adopted the provisions of SFAS No. 142, as required, on April 1, 2002. As a result of adopting SFAS No. 142 effective April 1, 2002, approximately $385,000 and $770,000 of goodwill amortization was not recognized in the three and six months ended September 30, 2002, respectively.

      During the quarter ended September 30, 2002 we performed the first step of an impairment review of our goodwill as of April 1, 2002, under the transitional provisions of SFAS No. 142. We identified our reporting units, allocated assets and liabilities to the reporting units and compared each of the reporting unit's net book value to its estimated fair value. Assets and liabilities, including goodwill, were allocated to the reporting units based on factors such as specific identification, percentage of net revenues and square footage. The fair value of the reporting units was estimated using the discounted cash flows approach. Based on this analysis, the carrying amounts for the two reporting units included in our Pharmaceuticals segment exceeded their fair values, while carrying amounts for the reporting unit included in our Liberty Diabetes segment did not exceed fair value. During the fiscal year ended March 31, 2002, net revenues generated from the two reportable units in our Pharmaceuticals segment represented approximately 5% of our consolidated net revenues.

      The second step will measure the amount of goodwill impairment loss in our Pharmaceuticals segment. We will complete the second step of this transitional test in the third quarter of fiscal 2003 and expect to recognize a goodwill impairment charge related to the urological products reported in our Pharmaceuticals segment as a cumulative effect of a change in accounting principle retroactive to April 1, 2002 that will be recorded only in the year-to-date results in our Quarterly Report on Form 10-Q for the quarter ending December 31, 2002. The original goodwill related to these products was recorded in December 1992 in connection with the purchase of certain product lines. As of March 31, 2002, the net book value of the goodwill related to these products was $24.80 million.

      Subsequent to the transitional impairment test, we are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 142 will have a material impact on our consolidated financial statements, as we will record an impairment charge in an amount to be determined upon the completion of the second step of the transitional impairment test which we expect to complete in the quarter ending December 31, 2002.

      The following is a reconciliation of reported net income to adjusted net income and reported earnings per share to adjusted earnings per share had SFAS No. 142 been in effect for the three and six months ended September 30, 2001, respectively (table in thousands, except per share amounts):

                                                                      Three Months        Six Months
                                                                          Ended              Ended
                                                                     Sept. 30, 2001      Sept. 30, 2001
                                                                     --------------      --------------
Net income                                                                $4,682             $13,327
   Add back: Impact of goodwill amortization, net of tax
   benefit of $148 and $296 for the three and six months ended
   September 30, 2001, respectively                                          237                 474
                                                                          ------             -------
Adjusted net income                                                       $4,919             $13,801
                                                                          ======             =======

Net income per share, basic                                               $ 0.37             $  1.04
Add back: Impact of goodwill amortization, net of taxes                     0.02                0.04
                                                                          ------             -------
Adjusted net income per share, basic                                      $ 0.39             $  1.08
                                                                          ======             =======

Net income per share, diluted                                             $ 0.36             $  1.02
Add back: Impact of goodwill amortization, net of taxes                     0.02                0.04
                                                                          ------             -------
Adjusted net income per share, diluted                                    $ 0.38             $  1.06
                                                                          ======             =======

      We have three reporting units with goodwill: Liberty Medical Supply, Inc. ("Liberty"), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets as of September 30, 2002 and March 31, 2002, by reportable segment, are as follows (table in thousands):

                                                                            Sept. 30,     March 31,
                                                                              2002          2002
                                                                            ---------     ---------
LIBERTY DIABETES:
Goodwill                                                                    $  4,951       $  4,951
                                                                            ========       ========

Customer list                                                               $  1,816       $  1,816
Accumulated amortization                                                      (1,578)        (1,448)
                                                                            --------       --------
                                                                            $    238       $    368
                                                                            ========       ========

PHARMACEUTICALS:
Goodwill                                                                    $ 24,797       $ 24,797
                                                                            ========       ========

Covenant not to compete                                                     $  6,800       $  6,800
Accumulated amortization                                                      (6,708)        (6,470)
                                                                            --------       --------
                                                                            $     92       $    330
                                                                            ========       ========

Consolidated goodwill                                                       $ 29,748       $ 29,748
                                                                            ========       ========

Amortizable intangible assets                                                  8,616          8,616
Accumulated amortization                                                      (8,286)        (7,918)
                                                                            --------       --------
                                                                            $    330       $    698
                                                                            ========       ========

      Amortization expense for intangible assets was approximately $184,000 for each of the three months ended September 30, 2002 and 2001 and approximately $368,000 for each of the six months ended September 30, 2002 and 2001. As of September 30, 2002, amortization expense on existing intangibles for the remainder of fiscal 2003 and the next four fiscal years is expected to be as follows (table in thousands):

Fiscal year 2003                         $222
Fiscal year 2004                          108
Fiscal year 2005                           --
Fiscal year 2006                           --
Fiscal year 2007                           --
                                         ----
Total                                    $330
                                         ====

6. Included in other assets are restricted investments of $1.97 million and $868,000 as of September 30 and March 31, 2002, respectively, which represent amounts we set aside under the executive deferred compensation plans (the "Plans"). The related liability is included in long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss ("investment income/(loss)" as captioned on the statements of operations) with a corresponding adjustment to compensation expense, included in selling, general and administrative expenses, and to other assets and long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). As of September 30, 2002, the fair value of these investments was not materially different from cost. Amounts set aside for the Plans in the six months ended September 30, 2002 and 2001 totaled $1.27 million and $1.10 million, respectively. The investments held in the Plans, which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," have been classified as trading, are included in other assets, and are recorded at fair value.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," an amendment of that statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15,

2002. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

      In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 on April 1, 2002, as required. The adoption did not have a material impact on our financial position or results of operations in the three or six months ended September 30, 2002, but could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

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

8. In accordance with Statement of Position 93-7 ("SOP 93-7"), we incurred and capitalized direct-response advertising of $11.98 million and $11.78 million in the three months ended September 30, 2002 and 2001, respectively. A total of $8.85 million and $7.40 million in direct-response advertising was amortized and charged to selling, general and administrative expenses for the three months ended September 30, 2002 and 2001, respectively. As a result, $3.13 million was added to the direct-response advertising net asset in the quarter ended September 30, 2002. A total of $23.50 million and $21.09 million of direct-response advertising was capitalized in the six months ended September 30, 2002 and 2001, respectively. A total of $17.36 million and $13.98 million was amortized and charged to selling, general and administrative expenses for the six months ended September 30, 2002 and 2001, respectively. As a result, $6.14 million was added to the direct-response advertising net asset in the six months ended September 30, 2002. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. We expense in the period all other advertising that does not meet the capitalization requirements of SOP 93-7.

      Any business change that reduces revenues or earnings or that shortens or eliminates the expected period of benefit of our direct-response advertising costs, currently four years for our diabetes products and two years for our respiratory products, could result in accelerated charges against our earnings.

9. Amounts due to Medicare and others of $2.57 million as of September 30, 2002, represent probable amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries, related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. Beginning September 6, 2001 through November 8, 2001, we received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") relating to this reimbursement formula that has resulted in

$1.06 million of refunds or credits to the DMERC and others. No administrative overpayment notices have been received from November 8, 2001 to November 14, 2002. DMERCs are private insurance companies used by Medicare to administer reimbursement payments. The liability of $2.57 million is the remaining difference between reimbursement under the two interpretations of the reimbursement formula and assumes that two of the other DMERCs issue similar administrative overpayment notices. When we established the liability in the quarter ended September 30, 2001, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001.

      During the quarter ended September 30, 2002, we recorded a benefit of $2.22 million, or $0.11 per share (diluted), related to a reduction in Amounts due to Medicare and others, following a favorable determination by one of the four DMERCs that our original method of billing for albuterol and ipratropium combinations was proper. This benefit, recorded as a reduction of selling, general and administrative expenses in the quarter ended September 30, 2002, reduced the liability from $4.80 million as of March 31, 2002, to $2.57 million as of September 30, 2002.

10. Effective for the quarter ended September 30, 2002, we changed the way we segment our business for reporting purposes, in order to reflect how management currently views operations. The new segments are as follows:

      Liberty Diabetes - Through our Liberty Diabetes segment, we sell diabetes testing supplies and related products and services to customers suffering from diabetes and related chronic diseases. We offer a wide array of diabetes products from a broad range of manufacturers.

      Liberty Respiratory - Through our Liberty Respiratory segment, we sell prescription respiratory medications and supplies to customers suffering from chronic obstructive pulmonary disease ("COPD").

      Pharmaceuticals - Through our Pharmaceuticals segment, we sell prescription oral medications not covered by Medicare to existing Liberty customers, over-the-counter female urinary discomfort products, home medical diagnostic kits, and prescription urology and suppository products.

      Depreciation and amortization expense attributable to our corporate headquarters is allocated to the operating segments according to each segment's relative percentage of total net revenues. However, segment assets belonging to our corporate headquarters are not allocated, as management evaluates these separately from the assets of the reportable segments. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments, restated to reflect the way we currently segment our business, is as follows:

                                       Three months ended            Six months ended
                                      Sept. 30,    Sept. 30,      Sept. 30,    Sept. 30,
(In thousands)                         2002          2001            2002        2001
                                       ----          ----            ----        ----
NET REVENUES:
Liberty Diabetes                      $60,962      $ 51,765       $119,476      $ 98,459
Liberty Respiratory                    18,609        12,055         35,189        24,037
Pharmaceuticals                         8,441         5,031         14,948         9,376
                                      -------      --------       --------      --------
Total                                 $88,012      $ 68,851       $169,613      $131,872
                                      =======      ========       ========      ========

DEPRECIATION AND AMORTIZATION:
Liberty Diabetes                      $ 5,910      $  4,626       $ 11,426      $  8,940
Liberty Respiratory                     4,098         3,636          8,163         6,739
Pharmaceuticals                           302           500            560           999
                                      -------      --------       --------      --------
Total                                 $10,310      $  8,762       $ 20,149      $ 16,678
                                      =======      ========       ========      ========

INCOME BEFORE INCOME TAXES:
Liberty Diabetes                      $ 7,366      $  8,169       $ 16,632      $ 17,308
Liberty Respiratory (see Note 9)        7,528        (2,496)        12,072           693
Pharmaceuticals                           887         1,927          1,789         3,633
                                      -------      --------       --------      --------
Total                                 $15,781      $  7,600       $ 30,493      $ 21,634
                                      =======      ========       ========      ========

                                     Sept. 30,     March 31,
                                       2002          2002
                                       ----          ----
SEGMENT ASSETS:
Liberty Diabetes                     $144,918      $133,009
Liberty Respiratory                    30,578        31,242
Pharmaceuticals                        36,440        33,205
Corporate Headquarters                 30,873        26,936
                                     --------      --------
Total                                $242,809      $224,392
                                     ========      ========

11. In June 2000, our Board of Directors (the "Board") authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, our Board authorized the repurchase of an additional 1,000,000 shares. In the six months ended September 30, 2002, 25,000 shares of common stock were repurchased for $659,000 at an average repurchase price of $26.37 per share. In total, 1,271,000 shares had been repurchased for $25.30 million at an average repurchase price of $19.91 per share, as of September 30, 2002. Of the 2,000,000 shares originally authorized by the Board, 729,000 shares remained authorized for repurchase as of November 14, 2002.

12. The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice ("DOJ"), and the Food and Drug Administration ("FDA"). The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

      We and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

      If any of these investigations or legal proceedings result in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations.

      In June 2002, Liberty received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation.

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

13. Our total net income and comprehensive income were $9.82 million and $4.68 million for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, total net income and comprehensive income was $18.97 million and $13.33 million, respectively.

14.   Calculations of earnings per share are as follows:

(In thousands, except per share data)                        Three Months Ended         Six Months Ended
                                                            Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                                                              2002          2001        2002         2001
                                                              ----          ----        ----         ----
Net income                                                   $ 9,816      $ 4,682      $18,967      $13,327

BASIC:
Weighted average common stock outstanding, net of
   treasury stock, end of period                              12,171       12,680       12,169       12,818
Net income per weighted average share, basic                 $   .81      $   .37      $  1.56      $  1.04
                                                             =======      =======      =======      =======

DILUTED:
Weighted average common stock outstanding, net of
   treasury stock, end of period                              12,171       12,680       12,169       12,818
Weighted average dilutive common stock equivalents               268          269          340          298
                                                             -------      -------      -------      -------

Weighted average common stock and dilutive common
   stock equivalents outstanding, net of treasury stock       12,439       12,949       12,509       13,116
Net income per weighted average share, diluted               $   .79      $   .36      $  1.52      $  1.02
                                                             =======      =======      =======      =======

      Options to purchase 1,050,663 and 1,033,456 shares of common stock were outstanding during the three months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares. During the six months ended September 30, 2002 and 2001, options to purchase 660,954 and 661,370 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares.

15. On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, informed the Board of his intention to retire as Chief Executive Officer, effective as of that date. Mr. Lee has agreed to continue serving as Chairman and a director through December 31, 2002. In connection with Mr. Lee's termination of employment agreement, we incurred a one-time severance charge included in selling, general and administrative expenses of approximately $1.30 million in the quarter ended September 30, 2002. Pursuant to this agreement, this amount will be paid in cash over a twenty four-month period.

      Samuel L. Shanaman, a director since November 2001, has been elected to the new position of Lead Director, and will perform the functions of the chief executive officer on an interim basis until a successor is named. As compensation for his services as Interim Chief Executive Officer, we will pay Mr. Shanaman minimum wage and he will vest in eighty shares of restricted common stock, $0.01 par value, for every day he works, up to a maximum of 8,345 shares.

16. On September 12, 2002, the Board adopted a shareholder rights plan ("the Plan") declaring a dividend of one Right for each outstanding share of our common stock to stockholders of record at the close of business on September 24, 2002. The Plan provides our shareholders with the opportunity to vote to either remove the Plan or keep it in place at the first annual meeting following resolution of the current ongoing investigations discussed in Note 12. The Plan is intended to protect and maximize the value of shareholders' interests in the event of an unsolicited offer. We did not adopt the Plan in response to any specific effort to acquire control of PolyMedica and are presently unaware of any takeover plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      We are a leading provider of direct-to-consumer medical products and services, conducting business through our Liberty Diabetes, Liberty Respiratory and Pharmaceutical segments. We sell diabetes testing supplies and related products and provide services to primarily Medicare-eligible customers suffering from diabetes and related chronic diseases through our Liberty Diabetes segment. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications, supplies and services to primarily Medicare-eligible customers suffering from chronic obstructive pulmonary disease ("COPD"). Through our Pharmaceuticals segment we sell prescription oral medications not covered by Medicare to existing Liberty customers, market, manufacture and distribute a broad line of prescription urology and suppository products, and sell over-the-counter female urinary discomfort products and home medical diagnostic kits. For selected financial information about our operating segments, see Note 10 to the consolidated financial statements.

      Liberty Diabetes

      As of September 30, 2002, we had approximately 500,000 active diabetes customers, many of whom suffer from other chronic diseases, to whom we sell name-brand products. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. We deliver products to customers' homes and, as a service to our customers, bill Medicare and private insurance companies (if applicable) directly for those supplies that are reimbursable. We meet the needs of customers suffering from diabetes by:

      - providing mail order delivery of supplies direct to our customers' homes;

      -     billing Medicare and/or private insurance companies directly;

      -     providing 24-hour telephone support to customers; and

      - using sophisticated software and advanced order fulfillment systems to provide products and support.

      In the United States, there are approximately seventeen million people with diabetes, including at least seven million seniors. Of the seventeen million people with diabetes, it is estimated that approximately eleven million people are diagnosed, with the remaining six million people unaware that they have the disease. While a portion of the seven million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

      Liberty Respiratory

      Our Liberty Respiratory segment operates similar to our Liberty Diabetes segment, as we deliver products to customers' homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain their supplies for respiratory disease treatment. As of September 30,

2002, we had approximately 55,000 active customers for our prescription respiratory medications and supplies. In the United States, there are approximately sixteen million people with COPD, including at least five million seniors.

      Pharmaceuticals

      Through our Pharmaceuticals segment we sell prescription oral medications not covered by Medicare to existing Liberty customers, market, manufacture and distribute a broad line of prescription urology and suppository products, and sell over-the-counter female urinary discomfort products and home medical diagnostic kits. We sell our female urinary discomfort products and home medical diagnostic kits under our AZO brand name through an extensive network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States. Our broad line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

      Business Strategies

      Our principal strategy is to leverage our technology-based operating platform and compliance management protocol to expand our business while maintaining strict adherence to all applicable regulations. This strategy includes the following elements:

      Continue growth in our Liberty Diabetes and Liberty Respiratory businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical Supply, Inc. ("Liberty"), we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have expanded our active diabetes customers from approximately 17,000 at the time of our acquisition of Liberty to approximately 500,000 active customers. In addition, we now have approximately 55,000 active customers for our prescription respiratory medications and supplies. We also use radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually expanding and upgrading our operations, information systems, and regulatory compliance activities.

      Expand non-Medicare initiatives. During fiscal year 2002 we leveraged our core business expertise and technology base with the launch of Liberty's non-Medicare operation, Liberty Medical Supply Pharmacy ("LMSP"). LMSP, which is part of our Pharmaceuticals segment, offers prescription oral medications not covered by Medicare to existing Liberty customers.

      Continue adding complementary products and businesses. New business initiatives, in various stages of development, include offering therapeutic footwear for diabetics deemed at risk for developing lower extremity complications, and the creation of a new clinical laboratory that offers a glycohemoglobin ("HbA1c") test, the results of which tell the patient and/or physician what the patient's blood glucose level has averaged over the previous two or three months. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines or new business initiatives underway. In selecting and evaluating acquisition candidates, we examine the potential market opportunities for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in sales, marketing and distribution. We will also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchises.

STATUS OF CHIEF EXECUTIVE OFFICER SEARCH

      Following the retirement of our former Chief Executive Officer, Steven J. Lee, effective August 4, 2002, we retained the executive recruitment firm of Heidrick & Struggles to assist our Board in its search for a new chief executive officer. We have spoken to a number of high-caliber candidates to date.

OTHER

     Advertising rates may fluctuate during the year which may affect our acquisition of new customers. We may purchase less advertising when rates are higher. As a result, our acquisition of new customers during these periods is generally reduced and our net revenues may fluctuate accordingly.

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

      Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

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

      The following summaries of our critical accounting policies should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2002. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, accounts receivable and the allowance for doubtful accounts, goodwill, inventories, direct-response advertising, amounts due to Medicare and others, and uncertainties.

      Revenue Recognition

      We recognize revenue related to product sales to customers who have placed orders upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition are complex and sometimes subjective and therefore may require management's interpretation. Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. Changes in these factors could affect the timing and amount of revenue and costs recognized.

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

      Goodwill

      Subsequent to the transitional impairment test, as prescribed under SFAS No. 142, we are required to perform impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. Step one of the impairment test is performed to determine whether an impairment exists, step two of the impairment test is performed to determine the amount of the charge to be recorded as a result of the impairment.

See Note 5 to the consolidated financial statements. Changes in assumptions used and forecasted results of operations of the reporting units carrying goodwill could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist.

      Inventories

      The carrying value of inventories represents the lower of cost or market value. Market value or the net realizable value to the Company is impacted by the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers is based upon historical experience of collection of documents required to bill Medicare (if applicable), other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

      Direct-Response Advertising

      In accordance with Statement of Position 93-7("SOP 93-7") we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings.

      Amounts due to Medicare and others

      The government's Medicare regulations are complex and sometimes subjective and therefore may require management's interpretation. Amounts due to Medicare and others are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable. Changes in judgment regarding Amounts due to Medicare and others could result in income or expenses that are different from our estimates.

      Uncertainties

      Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of health care fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent in excess of $8.00 million on legal and accounting fees primarily preparing to respond, and responding to, the investigations and the two lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee made up of three outside directors, which was established to oversee our response to the investigations and the related litigation.

      During this period we have continued to expand the size and capabilities of our compliance and regulatory affairs department. We believe our understanding of Medicare regulations, and our ability to work within them, are important core competencies that allow us to deliver products and services to our customers in an effective and compliant manner. We also believe these capabilities represent an important barrier to entry for our core Liberty Diabetes and Liberty Respiratory segments.

      In December 2001 we received a formal order of investigation by the Securities and Exchange Commission ("SEC") in connection with accounting matters, financial reports, other public disclosures and sales of PolyMedica's securities. In April 2002 we received a letter from the SEC notifying us that the Commission's present staff inquiry into PolyMedica had been terminated and that no enforcement action had been recommended to the Commission.

      We and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

      If any of the investigations or legal proceedings referred to above results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations. At this time, we cannot accurately predict the outcome of these proceedings, and have therefore not recorded any charges relating to their outcome.

      In June 2002, Liberty received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation.

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

COMPLIANCE AND REGULATORY AFFAIRS

      We have a Compliance and Regulatory Affairs Department that is comprised of five groups: corporate compliance, monitoring, compliance/external responses, compliance/internal reviews and contracts and licensing. Although each group is distinct, the Vice President of Regulatory Affairs coordinates activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to the businesses of these companies.

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

      The compliance/external communications group monitors communications with third parties to ensure timely responses to document and other requests and oversees the receipt and timely dissemination of supplier bulletin information.

      The compliance/internal reviews group is responsible for conducting a variety of internal reviews of operations to ensure compliance with healthcare program requirements and applicable laws.

      The contracts and licensing group monitors compliance with provider contracting and licensing requirements, which includes random, internal onsite inspections. As appropriate, we also use external audit resources to supplement our internal auditing and monitoring activities.

CORPORATE GOVERNANCE

      In August 2001, our Board established an Oversight Committee, a special Board committee made up of three outside directors, which was established to oversee our response to the investigations and the related litigation described in Item 1 of Part II, Legal Proceedings. The Oversight Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Oversight Committee will continue to play an active role as these investigations proceed. Its authority includes monitoring the Compliance and Regulatory Affairs Department (the "Department") and the Department's compliance program to ensure compliance with Medicare and internal Company policies.

      Over the past year, we have expanded and strengthened our Board through the addition of four new directors. We have also recently established the position of Lead Director, to be elected annually by our outside directors. Samuel Shanaman, Interim Chief Executive Officer, currently holds that position. The role of the Lead Director is to chair regular meetings of the outside directors, providing a strong focal point for both the Board and our shareholders.

      In addition, we have reconstituted two important Board committees; the Corporate Governance Committee, made up of three outside directors, to coordinate our efforts in that area, and the Executive Committee, an active, decision-making sub-set of the Board.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Total net revenues increased 27.8% to $88.01 million in the three months ended September 30, 2002, as compared with $68.85 million in the three months ended September 30, 2001. This increase was primarily the result of the growth in net revenues from our Liberty Diabetes and Liberty Respiratory segments, which increased 17.8% and 54.4%, respectively, in the three months ended September 30, 2002, as compared with the three months ended September 30, 2001.

      Net revenues in the Liberty Diabetes segment increased 17.8% to $60.96 million in the three months ended September 30, 2002, as compared with $51.76 million in the three months ended September 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Diabetes segment. Revenue growth was hindered, however, by an incremental 3.28% cost of living adjustment in effect for the quarter ended September 30, 2001, due to the late implementation of the January 1, 2001 cost of living adjustment which went into effect July 1, 2001, which was not in effect for the quarter ended September 30, 2002. The increase in net revenues for the fiscal 2003 second quarter as compared with the prior year second quarter, would have been greater without the incremental reimbursement which added 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarter ended September 30, 2001.

      Net revenues in the Liberty Respiratory segment increased 54.4% to $18.61 million in the three months ended September 30, 2002, as compared with $12.06 million in the three months ended September 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Liberty Diabetes segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Respiratory segment.

      Net revenues in the Pharmaceuticals segment increased 67.8% to $8.44 million in the three months ended September 30, 2002, as compared with $5.03 million in the three months ended September 30, 2001, due primarily to the growth in our LMSP reporting unit, selling oral medications not covered by Medicare to existing customers.

      As a percentage of total net revenues, overall gross margins were 64.5% in the three months ended September 30, 2002, down from 65.8% in the three months ended September 30, 2001. This decrease was due primarily to the late implementation of the January 1, 2001 cost of living adjustment, implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which went into effect July 1, 2001. The late implementation added an incremental reimbursement of 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarter ended September 30, 2001. Increasing sales from new business initiatives, including LMSP in our Pharmaceuticals segment, that have lower margins than our consolidated business, contributed to the gross margin decline. Also contributing to the decline was a change in the product mix for our Liberty Diabetes and Liberty Respiratory segments.

      As a percentage of total net revenues, selling, general and administrative expenses were 46.6% in the three months ended September 30, 2002, as compared with 55.3% in the three months ended September 30, 2001. Selling, general and administrative expenses increased 7.7% in the three months ended September 30, 2002 to $40.98 million, as compared with $38.06 million in the three months ended September 30, 2001. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to an additional $5.03 million of selling, general and administrative expenses in the quarter ended September 30, 2001 in the Liberty Respiratory segment related to the establishment of the Amounts due to Medicare and others liability, coupled with a $2.22 million decrease in selling, general and administrative expenses in the quarter ended September 30, 2002 in the Liberty Respiratory segment related to a reduction in this liability based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. The $2.22 million benefit reported in the quarter ended September 30, 2002, was partially offset by a $1.30 million one-time charge to selling, general and administrative expenses related to the retirement of the Company's former Chief Executive Officer. Selling, general and administrative expenses, excluding the above items, totaled $41.90 million and $33.03 million or 47.6% and 48.0% of net revenues in the three months ended September 30, 2002 and 2001, respectively.

      Investment income/(loss) decreased to $(12,000) in the three months ended September 30, 2002, as compared with $234,000 in the three months ended September 30, 2001, due primarily to greater losses realized in the holdings of the executive deferred compensation plans and a lower average cash balance and lower interest rates in the quarter ended September 30, 2002, as compared with the quarter ended September 30, 2001. Interest expense decreased 24.9% to $34,000 in the three months ended September 30, 2002, as compared with $44,000 in the three months ended September 30, 2001.

      Net income increased 109.7% to $9.82 million for the quarter ended September 30, 2002, as compared with $4.68 million for the quarter ended September 30, 2001. The increase in net income was primarily attributable to a $3.60 million reduction in net income in the quarter ended September 30, 2001 related to the establishment of the Amounts due to Medicare and others liability (net of related taxes) coupled with a $1.38 million increase to net income in the quarter ended September 30, 2002 related to a reduction in this liability based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations in our Liberty Respiratory segment was proper. The $1.38 million increase to net income in the quarter ended September 30, 2002, was partially offset by a $810,000 one-time decrease to net income in the quarter ended September 30, 2002 related to the retirement of the Company's former Chief Executive Officer (net of related taxes). Growth in our customer base as a result of our direct-response advertising also contributed to the increase in net income in the quarter ended September 30, 2002, as compared with the quarter ended September 30, 2001.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

      Total net revenues increased 28.6% to $169.61 million in the six months ended September 30, 2002, as compared with $131.87 million in the six months ended September 30, 2001. This increase was primarily the result of the growth in net revenues from our Liberty Diabetes and Liberty Respiratory segments, which increased 21.3% and 46.4%, respectively, in the six months ended September 30, 2002, as compared with the six months ended September 30, 2001.

      Net revenues in the Liberty Diabetes segment increased 21.3% to $119.48 million in the six months ended September 30, 2002, as compared with $98.46 million in the six months ended September 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Diabetes segment. Revenue growth was hindered, however, by an incremental 3.28% cost of living adjustment in effect for the quarter ended September 30, 2001, due to the late implementation of the January 1, 2001 cost of living adjustment which went into effect July 1, 2001, which was not in effect for the quarter ended September 30, 2002. The increase in net revenues for the six months ended September 30, 2002 as compared with the six months ended September 30, 2001, would have been greater without the incremental reimbursement which added 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarter ended September 30, 2001.

      Net revenues in the Liberty Respiratory segment increased 46.4% to $35.19 million in the six months ended September 30, 2002, as compared with $24.04 million in the six months ended September 30, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Liberty Diabetes segment, we currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Respiratory segment.

      Net revenues in the Pharmaceuticals segment increased 59.4% to $14.95 million in the six months ended September 30, 2002, as compared with $9.38 million in the six months ended September 30, 2001, due primarily to the growth in our LMSP reporting unit, selling oral medications not covered by Medicare to existing customers.

      As a percentage of total net revenues, overall gross margins were 64.6% in the six months ended September 30, 2002, down from 66.0% in the six months ended September 30, 2001. This decrease was due primarily to the late implementation of the January 1, 2001 cost of living adjustment, implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which went into effect July 1, 2001. The late implementation added an incremental reimbursement of 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarter ended September 30, 2001. Increasing sales from new business initiatives that have lower margins than our average and a change in the product mix for our Liberty Diabetes and Liberty Respiratory segments also contributed to the gross margin decline. Partially offsetting this decline was the existence of a 3.7% cost of living adjustment which added 3.7% to the revenues of many of our Liberty Diabetes segment products for the full six months ended September 30, 2002, as compared with only three months, July 2001 through September 2001, of the six months ended September 30, 2001.

      As a percentage of total net revenues, selling, general and administrative expenses were 46.6% in the six months ended September 30, 2002, as compared with 50.0% in the six months ended September 30, 2001. Selling, general and administrative expenses increased 19.8% in the six months ended September 30, 2002 to $79.00 million, as compared with $65.96 million in the six months ended September 30, 2001. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to an additional $5.03 million of selling, general and administrative expenses in the six months ended September 30, 2001 in the Liberty Respiratory segment related to the establishment of the Amounts due to Medicare and others liability, coupled with a $2.22 million decrease in selling, general and administrative expenses in the quarter ended September 30, 2002 in the Liberty Respiratory segment related to a reduction in this liability based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. The $2.22 million benefit reported in the quarter ended September 30, 2002, was offset by a $1.30 million one-time charge to selling, general and administrative expenses related to the retirement of the Company's former Chief Executive Officer. Selling, general and administrative expenses, excluding the above items, totaled $79.93 million and $60.94 million or 47.1% and 46.2% of net revenues in the six months ended September 30, 2002 and 2001, respectively.

      Investment income/(loss) decreased 95.9% to $32,000 in the six months ended September 30, 2002, as compared with $774,000 in the six months ended September 30, 2001, due primarily to greater losses realized in the holdings of the executive deferred compensation plans and a lower average cash balance and lower interest rates in the six months ended September 30, 2002, as compared with the six months ended September 30, 2001. Interest expense decreased 19.5% to $70,000 in the six months ended September 30, 2002, as compared with $87,000 in the six months ended September 30, 2001.

      Net income increased 42.3% to $18.97 million for the six months ended September 30, 2002, as compared with $13.33 million for the six months ended September 30, 2001. The increase in net income was primarily attributable to $3.60 million reduction in net income in the six months ended September 30, 2001 related to the establishment of the Amounts due to Medicare and others liability (net of related taxes) coupled with a $1.38 million increase to net income in the six months ended September 30, 2002 related to a reduction in this liability based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations in our Liberty Respiratory segment was proper. The $1.38 million increase to net income in the quarter ended September 30, 2002, was offset by a $810,000 one-time decrease to net income in the six months ended September 30, 2002 related to the retirement of the Company's former Chief Executive Officer (net of related taxes). Growth in our customer base as a result of our direct-response advertising also contributed to the increase in net income in the six months ended September 30, 2002, as compared with the six months ended September 30, 2001.

Liquidity and Capital Resources

      Our business and its sustained growth is currently funded through cash flow from operations. We have generated positive cash flow from operations in each of the last fifteen quarters and have reported positive annual cash flows from operations in each of the last 4 fiscal years, with $22.90 million, $14.62 million, $10.08 million, and $539,000 generated in the fiscal years ended March 31, 2002, 2001, 2000, and 1999, respectively. Our cash and cash equivalents balance decreased $1.05 million to $26.83 million as of September 30, 2002, as compared with $27.88 million as of March 31, 2002, due primarily to cash used for capital expenditures, offset by cash flows generated from operations. Cash flows from operations of $12.61 million for the six months ended September 30, 2002 were generated by net income of $18.97 million, offset by cash used to fund certain areas of our operations, such as increased spending for direct-response advertising of $2.41 million to $23.50 million in the six months ended September 30, 2002, as compared with $21.09 million in the six months ended September 30, 2001, to further expand our customer base, both for our Liberty Diabetes and Liberty Respiratory segments.

      Our contractual obligations for future annual minimum lease and rental commitments as of September 30, 2002, were not materially different from those as of March 31, 2002, disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

      In the six months ended September 30, 2002 and 2001, we used $12.08 million and $4.85 million of cash for investing activities, respectively. The $7.23 million increase in total cash used for investing activities was due to an increase in capital expenditures of $7.23 million in the six months ended September 30, 2002, as compared with the six months ended September 30, 2001. Property, plant and equipment purchases totaled $12.08 million and $4.85 million for the six months ended September 30, 2002 and 2001, respectively. Higher spending in the current fiscal year for capital expenditures is related to the recently completed construction of two new facilities in Port St. Lucie, Florida to meet our expansion needs. The cumulative amount spent through September 30, 2002 related to this construction was $13.37 million, which we will begin depreciating in the quarter ending December 31, 2002. In the quarter ending December 31, 2002, we estimate that we will spend an additional $1.00 million on the construction of these two new facilities, for which no liability has been recorded as of September 30, 2002, because we have no contractual obligation to complete the construction.

      In the six months ended September 30, 2002, we used $1.58 million of cash for financing activities, $1.27 million of which we set aside for executive deferred compensation plans with an additional $659,000 used to repurchase 25,000 shares of our common stock at an average repurchase price of $26.37 per share. In June 2000, the Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board authorized the repurchase of an additional 1,000,000 shares. As of November 14, 2002, 1,271,000 shares had been repurchased in total for $25.30 million at an average repurchase price of $19.91 per share. Of the 2,000,000 shares originally authorized by the Board, 729,000 shares remained authorized for repurchase as of November 14, 2002. Other financing activities included the receipt of proceeds from the issuance of common stock and repayments of capital lease obligations.

      In November 2000, we filed an amendment to a shelf registration statement we originally filed in April 2000, to enable us to offer from time to time, shares of our common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of September 30, 2002.

      We believe that our cash and cash equivalents balance as of September 30, 2002 of $26.83 million and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively impact our liquidity include a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products.

      We hold certain investments related to executive deferred compensation plans, see Note 6 to the consolidated financial statements, which are accounted for pursuant to SFAS No. 115,

"Accounting for Certain Investments in Debt and Equity Securities." Investments related to the executive deferred compensation plans, which have been classified as trading, are included in other assets and are recorded at fair value. As of September 30, 2002, the fair value of these investments was not materially different from cost.

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

      In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 on April 1, 2002, as required. The adoption did not have a material impact on our financial position or results of operations in the three or six months ended September 30, 2002, but could have a significant impact on our financial position or results of operations should there be future asset impairments or disposals.

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

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

      Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory medications and supplies depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts.

      Federal governmental authorities are continually considering changes to laws and regulations applicable to us as they relate to billing requirements and reimbursement levels of our products. Legislation and regulations are pending relating to:

      Competitive Bidding

      There is pending legislation that requires certain Medicare Part B items and services to be competitively bid in certain areas of the country. The United States House of Representatives (the "House") has passed a bill (HR4954) that requires durable medical equipment and inhalation drugs to be competitively bid unless such bidding would not be competitive because of low population in a particular geographic region or because it would not result in significant savings when compared to the current fee schedule reimbursement. The House bill requires multiple winners in each area of the country. It further requires that the plan be implemented over a three-year period beginning in 2004.

      The United States Senate may consider legislation (S 3018) that mandates similar competitive bidding except in areas where there are fewer than 500,000 individuals. The proposed Senate bill would begin in 2003 and be phased-in over a four-year period.

      If enacted, these proposals could apply to us; if so, we would begin the process of understanding the bidding requirements and working with appropriate officials in preparing bids for products that are covered. These proposals are part of a larger Medicare bill that increases reimbursement for certain providers and authorizes certain regulatory relief in the administrative processes of the Medicare claims and payment rules. It is uncertain at this time whether this legislation will be enacted and become law.

      Inherent reasonableness

      Final regulations may be implemented by the Centers for Medicare and Medicaid Services ("CMS") that reduce the payment for certain Medicare Part B items and services by as much as fifteen percent (CMS-1908F Application of Inherent Reasonableness to All Medicare Part B Services (Other than Physician Services)). CMS has the authority to determine whether the reimbursement for certain fee schedule items and services is reasonable when compared to other payers' prices for similar services and to make reductions or increases up to 15 percent. This proposal could apply to the items and services that we provide.

Litigation may materially adversely affect us

      We and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and the Board believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

We could experience significantly reduced profits as the result of an unfavorable outcome to current governmental investigations

      The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

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

      In June 2002, Liberty received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation.

Our stock price could be volatile

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

The profitability of our Liberty Diabetes and Liberty Respiratory segments will decrease if we do not receive recurring orders from customers

      We generally incur losses and negative cash flow with respect to the first order from a new customer for Liberty Diabetes and Liberty Respiratory products, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends in large part, on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

We could experience significantly reduced profits from our Liberty Diabetes segment if improved technologies that eliminate the need for consumable testing supplies are developed for glucose monitoring

      The majority of our Liberty Diabetes net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Liberty Diabetes segment.

We could experience a charge to earnings as a result of an impairment of our goodwill

      We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The valuation of our goodwill is based upon the results of these impairment tests. Changes in assumptions used and forecasted results of operations of the reporting units carrying goodwill, could affect the quantification of an impairment value, should one exist.

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

We could lose customers and revenues to new or existing competitors who have greater financial or operating resources

      Competition from other sellers of products offered through our Liberty Diabetes, Liberty Respiratory, and Pharmaceuticals segments, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.

Loss of use of manufacturing or data storage facilities would significantly reduce revenues and profits from our businesses

      We manufacture substantially all of our prescription urology and suppository products and many of our AZO brand name products at our facility in Woburn, Massachusetts. In addition, we process and store most of our customer data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. We might also incur significant expense in remedying the problem or securing alternative manufacturing or data storage sources.

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

We could have difficulty selling our pharmaceutical products if we cannot maintain and expand our sales to distributors

      We rely on third party distributors to market and sell our over-the-counter female urinary discomfort products and prescription urology and suppository products. Our sales of these products will therefore depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

Shortening or eliminating the amortization period of our direct-response advertising costs could adversely affect our operating results

      Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our prescription respiratory medications and supplies, could result in accelerated charges against our earnings.

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

      We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

      -     changes in reimbursement guidelines and amounts;
      -     changes in regulations affecting the healthcare industry;
      -     the timing of customer orders;
      -     the timing and cost of our advertising campaigns; and
      - the timing of the introduction or acceptance of new products and services offered by us or our competitors.
      - changes in the mix and costs of our products. Product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

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

We may issue preferred stock with rights senior to the common stock

      Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock without stockholder approval. The shares may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board in its sole discretion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We own certain money market funds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounted for under SFAS No. 115, "Accounting for certain investments in Debt and Equity Securities." The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income/(loss) for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of PolyMedica's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, PolyMedica's Principal Executive Officer and Principal Financial Officer have concluded that PolyMedica's disclosure controls and procedures are designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in PolyMedica's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and Department of Health & Human Services' OIG, is investigating allegations of health care fraud, improper revenue recognition and obstruction of justice by Liberty Medical Supply, Inc. ("Liberty") and Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

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

      Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period (the amended class period is October 26, 1998 through August 21, 2001), and named an additional two officers and Liberty as defendants. We and the named defendants moved to dismiss the consolidated amended complaint on December 10, 2001. The plaintiffs filed their opposition to this motion on February 11, 2002 and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. We and the named defendants filed answers to the consolidated amended complaint on June 20, 2002. We and the named defendants believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

      Between August 9, 2001 to August 24, 2001, four derivative actions were filed in Massachusetts Superior Court for Middlesex County against our Board of
Directors: Casden v. Bernstein et al., Civ. Act. No. 01-3446; Vezmar v. LoGerfo et al., Civ. Act. No. 01-3612; Sullivan v. Bernstein et al., Civ. Act. No. 01-3656; and Messner v. Lee et al., Civ. Act. No. 01-3697. On August 31, 2001, plaintiffs filed a motion to consolidate the first three actions and to file an amended consolidated complaint within 60 days. The fourth derivative action was added to the motion to consolidate on October 3, 2001. On October 11, 2001, the Court granted plaintiffs' motion to consolidate all four derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Act. No. 01-3446.

      On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named two additional officer defendants. The Complaint alleges that the directors and officers breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty . The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. The defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs filed an opposition to the motion on March 22, 2002 and defendants filed a reply memorandum on April 19, 2002. The Court heard arguments on the motion to dismiss on April 30, 2002 and entered an order denying the motion to dismiss on July 16, 2002. On August 8, 2002, defendants filed a motion for reconsideration of the order denying defendants' motion to dismiss, or, in the alternative, to report the case to the Appeals Court and stay the proceeding. After hearing oral argument, the Court issued an order on September 16, 2002 in which it refused to reconsider its decision, but reported the case to the Appeals Court and granted defendants' motion to stay the action. The directors and defendants believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

      A shareholder derivative complaint, Minasian v. Bernstein et. al., Civ. Act. No. 01-11485REK, was filed against our Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleged that the directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty , and sought unspecified damages, the return of director compensation, and other injunctive relief. On November 16, 2001, plaintiff filed an assented-to motion to dismiss the complaint without prejudice, and the case was closed on November 21, 2001.

      In June 2002, Liberty received an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Stockholders held on September 12, 2002, the following proposals were submitted to a vote of our stockholders:

                                       For            Against          Abstain
                                       ---            -------          -------
Election of Directors:
    Steven J. Lee                  10,657,496                        443,440(1)
    Samuel L. Shanaman             10,695,065                        405,871(1)
    Thomas S. Soltys               10,694,102                        406,834(1)
    John K. P. Stone, III          10,692,631                        408,305(1)

                                                      For                Against         Abstain
                                                      ---                -------         -------
To approve an amendment to
   PolyMedica's 2000 Stock Incentive
   Plan ("the Plan") increasing from
   1,800,000 to 2,300,000 the
   number of authorized shares of
   common stock available for
   issuance under the Plan                          9,065,535           2,013,769         21,632

To ratify the selection by the Board
   of PricewaterhouseCoopers LLP
   as PolyMedica's independent
   public accountants for the fiscal
   year ending March 31, 2003                      10,149,394             937,200         14,342

----------

(1)   Represents votes "withheld" from each respective director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index immediately following this report, which is incorporated herein by reference.
(b) Current Report on Form 8-K, dated September 12, 2002, reporting the declaration of a dividend of one Right for each outstanding share of PolyMedica's common stock.

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

                               PolyMedica Corporation
                               (registrant)


                               /s/ Samuel L. Shanaman
                               ----------------------
                               Samuel L. Shanaman
                               Lead Director and Interim Chief Executive Officer (Principal Executive Officer)


                               /s/ Eric G. Walters
                               -------------------
                               Eric G. Walters
                               Executive Vice President and Clerk
                               (Principal Financial Officer)


                               /s/ Stephen C. Farrell
                               ----------------------
                               Stephen C. Farrell
                               Chief Financial Officer
                               (Principal Accounting Officer)

Dated: November 14, 2002

                                 CERTIFICATIONS

I, Samuel L. Shanaman, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PolyMedica Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ Samuel L. Shanaman
                               ----------------------
                               Dated:  November 14, 2002
                               Samuel L. Shanaman
                               Lead Director and Interim Chief Executive Officer (Principal Executive Officer)


I, Eric G. Walters, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PolyMedica Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Eric G. Walters
                                          -------------------
                                          Dated: November 14, 2002
                                          Eric G. Walters
                                          Executive Vice President and Clerk
                                          (Principal Financial Officer)

                                  Exhibit Index

Exhibit                               Description
-------                               -----------
10.59 -     Employment Agreement by and between the Registrant and Samuel L.
            Shanaman dated October 7, 2002.

10.60 -     Restricted Stock Agreement by and between the Registrant and Samuel
            L. Shanaman dated October 7, 2002.

99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.