Form 10-Q
period 2002-12-31
POLYMEDICA CORP
filed 2003-02-14
CIK 878748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission File No. 0-19842

                             PolyMedica Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-3033368
-----------------------------------                          -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

11 State Street, Woburn, Massachusetts                                     01801
---------------------------------------                             ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (781) 933-2020
                                                                  --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      As of February 14, 2003, there were 12,371,693 shares of the registrant's Common Stock outstanding and an additional 943,289 shares held in treasury.

                             POLYMEDICA CORPORATION
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements (unaudited)

              Consolidated Balance Sheets as of
                 December 31 and March 31, 2002                                3

              Consolidated Statements of Operations
                 for the three and nine months ended
                 December 31, 2002 and 2001                                    5

              Consolidated Statements of Cash Flows
                 for the nine months ended December 31, 2002 and 2001          6

              Notes to Consolidated Financial Statements                       7

Item 2  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       20

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk         41

Item 4  -  Controls and Procedures                                            42

PART II -  OTHER INFORMATION

Item 1  -  Legal Proceedings                                                  43

Item 6  -  Exhibits and Reports on Form 8-K                                   44

Signatures                                                                    45

Certifications                                                                46

Exhibit Index                                                                 49

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             POLYMEDICA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                          DECEMBER 31,  MARCH 31,
                                                             2002         2002
                                                          -----------     ----
ASSETS

Current assets:
       Cash and cash equivalents                           $ 31,916     $ 27,884
       Accounts receivable (net of allowances of
           $20,957 and $15,539 as of December 31
           and March 31, 2002, respectively)                 47,896       44,059
       Inventories                                           20,799       21,663
       Deferred tax asset                                    10,622       10,622
       Prepaid expenses and other
           current assets                                     4,068        1,727
                                                           --------     --------
                Total current assets                        115,301      105,955

Property, plant and equipment, net                           46,744       34,603
Goodwill                                                      5,946       29,748
Intangible assets, net                                          173          698
Direct response advertising, net                             59,541       52,112
Other assets                                                  1,553        1,276
                                                           --------     --------
                Total assets                               $229,258     $224,392
                                                           ========     ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                              DECEMBER 31,   MARCH 31,
                                                                 2002          2002
                                                              -----------      ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   8,237    $  10,270
    Certain amounts due to Medicare and others (Note 8)            2,476        4,798
    Accrued expenses                                              15,018       12,990
    Current portion, capital lease obligations                       561          742
                                                               ---------    ---------
                Total current liabilities                         26,292       28,800

Long-term note payable, capital lease and other obligations        1,898        1,485
Deferred income taxes                                             11,336       20,524
                                                               ---------    ---------

                Total liabilities                                 39,526       50,809

Commitments and contingencies (Note 10)                               --           --

Shareholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized, none issued or outstanding                          --           --
    Common stock, $0.01 par value; 50,000,000 shares
      authorized; 13,314,982 and 13,300,477 shares issued
      as of December 31 and March 31, 2002, respectively             133          133
    Treasury stock, at cost (962,488 and 1,143,158 shares
      as of December 31 and March 31, 2002, respectively)        (18,822)     (22,185)
    Deferred compensation                                            (57)          --
    Additional paid-in capital                                   117,979      119,891
    Retained earnings                                             90,499       75,744
                                                               ---------    ---------
                Total shareholders' equity                       189,732      173,583
                                                               ---------    ---------
                Total liabilities and shareholders' equity     $ 229,258    $ 224,392
                                                               =========    =========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,
                                                   2002          2001          2002          2001
                                                ---------     ---------     ---------     ---------
Net revenues                                    $  89,917     $  72,696     $ 259,530     $ 204,568

Cost of sales                                      31,695        25,507        91,760        70,327
                                                ---------     ---------     ---------     ---------

Gross margin                                       58,222        47,189       167,770       134,241

Selling, general and administrative expenses       41,000        33,259       120,005        99,223
                                                ---------     ---------     ---------     ---------

Income from operations                             17,222        13,930        47,765        35,018

Other income and expense:
   Investment income                                  160           221           191           995
   Interest expense                                   (41)          (40)         (111)         (127)
   Minority interest                                   --          (272)           --          (412)
   Other income and expense                            (1)            1           (12)           --
                                                ---------     ---------     ---------     ---------
                                                      118           (90)           68           456

Income before income taxes                         17,340        13,840        47,833        35,474
Income tax provision                                6,937         5,315        18,463        13,622
                                                ---------     ---------     ---------     ---------

Income before cumulative effect of
  change in accounting principle                   10,403         8,525        29,370        21,852

Cumulative effect of change in accounting
  principle, net of taxes of $9,187 (Note 4)           --            --       (14,615)           --
                                                ---------     ---------     ---------     ---------

Net income                                      $  10,403     $   8,525     $  14,755     $  21,852
                                                =========     =========     =========     =========

Income before cumulative effect of change in accounting principle per weighted average share:

    Basic                                       $     .85     $     .69     $    2.41     $    1.73
    Diluted                                     $     .83     $     .68     $    2.34     $    1.69

Cumulative effect of change in accounting principle per weighted average share:

    Basic                                       $      --     $      --     $   (1.20)    $      --
    Diluted                                     $      --     $      --     $   (1.16)    $      --

Net income per weighted average share:

    Basic                                       $     .85     $     .69     $    1.21     $    1.73
    Diluted                                     $     .83     $     .68     $    1.18     $    1.69

    Weighted average shares, basic                 12,298        12,269        12,212        12,635

    Weighted average shares, diluted               12,580        12,492        12,532        12,908


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                            2002         2001
                                                                          --------     --------
Cash flows from operating activities:
    Net income                                                            $ 14,755     $ 21,852
    Adjustments to reconcile net income to net cash flows:
         Cumulative effect of change in accounting principle                14,615           --
         Depreciation and amortization                                       4,497        4,156
         Amortization of direct-response advertising                        26,630       21,979
         Direct-response advertising                                       (34,059)     (31,577)
         Minority interest                                                      --          412
         Provision for bad debts                                            19,199       15,539
         Provision for sales allowances                                     12,606        9,097
         Provision for inventory obsolescence                                  673          443
         Stock-based compensation                                              158           --
         Changes in assets and liabilities:
             Accounts receivable                                           (35,642)     (31,460)
             Inventories                                                       191         (238)
             Prepaid expenses and other assets                              (2,265)      (1,250)
             Accounts payable                                               (2,033)      (1,599)
             Certain amounts due to Medicare and others                     (2,322)       4,900
             Accrued expenses and other liabilities                          3,394        5,097
                                                                          --------     --------
                  Total adjustments                                          5,642       (4,501)
                                                                          --------     --------
                  Net cash flows from operating activities                  20,397       17,351
                                                                          --------     --------

Cash flows from investing activities:

    Purchase of marketable securities                                           --       (5,499)
    Proceeds from sale of marketable securities                                 --        5,499
    Proceeds from sale of certain assets                                        --           22
    Purchase of property, plant and equipment                              (15,712)      (9,976)
                                                                          --------     --------
                  Net cash flows from investing activities                 (15,712)      (9,954)
                                                                          --------     --------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                   1,896          515
    Repurchase of common stock                                                (659)     (17,625)
    Contributions to deferred compensation plans                            (1,319)      (1,125)
    Payment of obligations under capital leases and note payable              (571)        (480)
                                                                          --------     --------
                  Net cash flows from financing activities                    (653)     (18,715)
                                                                          --------     --------

                  Net increase/(decrease) in cash and cash equivalents       4,032      (11,318)

                  Cash and cash equivalents at beginning of period          27,884       39,571
                                                                          --------     --------

                  Cash and cash equivalents at end of period              $ 31,916     $ 28,253
                                                                          ========     ========

Supplemental disclosure of cash flow information:
    Assets purchased under capital lease                                  $    435     $    323
    Disposal of equipment                                                      188           --


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             POLYMEDICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      Company

      PolyMedica Corporation and its subsidiaries ("PolyMedica") is a leading provider of direct-to-consumer medical products and services, conducting business through its Liberty Diabetes, Liberty Respiratory, and Pharmaceutical segments.

      Accounting

      The unaudited consolidated financial statements included herein have been prepared by PolyMedica pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2002.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, goodwill, direct-response advertising, accrued expenses, accruals for Medicare adjustments, uncertainties that management determines are estimable and probable, determination of an effective tax rate, and depreciation and amortization. Actual results could differ from those estimates.

      Certain amounts in the prior period consolidated financial statements and the January 27, 2003 press release have been reclassified to conform with the current period Form 10-Q presentation.

2.    REVENUE RECOGNITION

      We recognize revenue on shipment of products to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and that, as applicable, we have received and verified the written Authorization of Benefits and Doctor's Order required to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and customers. Revenue recognition is delayed for product shipments for which we have not yet received a written Authorization of Benefits and Doctor's Order, if applicable, until the period in which those documents are collected and verified.

      Approximately $62.50 million and $52.74 million of net revenues for the three months ended December 31, 2002 and 2001, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries. Approximately $179.96 million and $143.34 million of net revenues for the nine months ended December 31, 2002 and 2001, respectively, were reimbursable by Medicare for products and services provided to Medicare beneficiaries.

      Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. During the three months ended December 31, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.7% and 4.3% of gross revenues, respectively. During the nine months ended December 31, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.6% and 4.3% of gross revenues, respectively.

     Revenue for Medicare reimbursement is calculated based on government-distributed reimbursement prices for Medicare-covered items. We exclude from revenue amounts billed in excess of the government-distributed reimbursement prices. As a result, our contractual allowances are immaterial. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-distributed reimbursement prices for reimbursable supplies and we bill the remaining balance to either third-party payers or directly to customers.

3.    INVENTORIES

      Inventories consist of the following:
      (In thousands)

                                                      Dec. 31,          March 31,
                                                       2002               2002
                                                      -------            -------
      Raw materials                                   $ 1,467            $   616
      Work in process                                     568                832
      Finished goods                                   18,764             20,215
                                                      -------            -------
                                                      $20,799            $21,663
                                                      =======            =======

      Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of December 31 and March 31, 2002, is $3.41 million and $3.77 million, respectively, of product shipped to customers for which we have received an order but have not yet received the required written documents.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic impairment tests of the goodwill and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by PolyMedica on April 1, 2002.

      Effective April 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of a reporting unit to the estimated fair value of the reporting unit's assets and liabilities, including identifiable intangible assets, with the residual amount being the implied fair value of goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill.

      Upon adoption of SFAS No. 142, we were required to perform a transitional impairment test as of April 1, 2002. We were required to complete step one of the transitional impairment test by September 30, 2002 and complete step two of the transitional impairment test by March 31, 2003. Any impairment as a result of the transitional impairment test shall be recorded as a cumulative effect of a change in accounting principle. Thereafter, at a minimum, annual tests of impairment are required for which any impairment identified shall be recorded as a cost of continuing operations.

      The first step of the transitional impairment test was completed in the quarter ended September 30, 2002, which resulted in the determination that the carrying value of the net assets related to our PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units, included in our Pharmaceuticals segment, exceeded their fair value. As a result, we performed the second step of the transitional impairment test in the quarter ended December 31, 2002, to measure the amount of the impairment loss, in which we compared the implied fair value of the goodwill in these two reporting units with the carrying amount of the goodwill. We determined that the carrying value of the goodwill for these reporting units exceeded the implied fair value of that goodwill by $23.80 million. We have recorded a $23.80 million ($14.62 million net of taxes) impairment loss related to these reporting units as a cumulative effect of a change in accounting principle retroactive to April 1, 2002.

      Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica's acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of December 31, 2002 was $1.00 million. Including the amount of goodwill recorded in our Liberty Diabetes segment, which was not considered to be impaired under our transitional impairment test, PolyMedica's total goodwill as of December 31, 2002 was $5.95 million.

      In performing the transitional impairment test, we made certain estimates and assumptions which included the allocation of certain assets and liabilities to our reporting units, estimates of our reporting units' fair values and the related fair value of certain reporting units' assets and liabilities. We estimated the fair value of our reporting units and certain intangible assets calculating the present value of expected future cash flows using a discount rate of approximately 15%.

      As a result of adopting SFAS No. 142 effective April 1, 2002, approximately $385,000 and $1.16 million of goodwill amortization was not recognized in the three and nine months ended December 31, 2002, respectively.

      Subsequent to the transitional impairment test, we are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

      The following is a reconciliation of reported net income to adjusted net income and reported earnings per share to adjusted earnings per share had SFAS No. 142 been in effect for the three and nine months ended December 31, 2001, respectively (table in thousands, except per share amounts):

                                                            Three Months     Nine Months
                                                                Ended           Ended
                                                            Dec. 31, 2001   Dec. 31, 2001
                                                            -------------   -------------
Net income                                                   $    8,525      $   21,852
  Add back: Impact of goodwill amortization, net of tax
    benefit of $148 and $444 for the three and nine
    months ended December 31, 2001, respectively                    237             712
                                                             ----------      ----------
Adjusted net income                                          $    8,762      $   22,564
                                                             ==========      ==========
Net income per share, basic                                  $     0.69      $     1.73
Add back: Impact of goodwill amortization, net of taxes            0.02            0.06
                                                             ----------      ----------
Adjusted net income per share, basic                         $     0.71      $     1.79
                                                             ==========      ==========

Net income per share, diluted                                $     0.68      $     1.69
Add back: Impact of goodwill amortization, net of taxes            0.02            0.06
                                                             ----------      ----------
Adjusted net income per share, diluted                       $     0.70      $     1.75
                                                             ==========      ==========

      We have three reporting units with goodwill: Liberty Medical Supply, Inc. ("Liberty"), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets as of December 31, 2002 and March 31, 2002, by reportable segment, were as follows (table in thousands):

                                         Dec. 31,       March 31,
                                           2002           2002
                                           ----           ----
LIBERTY DIABETES:
Goodwill                                 $  4,951       $  4,951
                                         ========       ========

Customer list                            $  1,816       $  1,816
Accumulated amortization                   (1,643)        (1,448)
                                         --------       --------
                                         $    173       $    368
                                         ========       ========

PHARMACEUTICALS:
Goodwill                                 $    995       $ 24,797
                                         ========       ========

Covenant not to compete                  $  6,800       $  6,800
Accumulated amortization                   (6,800)        (6,470)
                                         --------       --------
                                         $     --       $    330
                                         ========       ========

TOTAL CONSOLIDATED GOODWILL              $  5,946       $ 29,748
                                         ========       ========

TOTAL AMORTIZABLE INTANGIBLE ASSETS         8,616          8,616
TOTAL ACCUMULATED AMORTIZATION             (8,443)        (7,918)
                                         --------       --------
                                         $    173       $    698
                                         ========       ========

      Amortization expense for intangible assets was approximately $157,000 and $184,000 for each of the three months ended December 31, 2002 and 2001, respectively. Amortization expense for intangible assets was approximately $525,000 and $552,000 for the nine months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, amortization expense on existing intangibles for the remainder of fiscal 2003 and the next four fiscal years is expected to be as follows (table in thousands):

Fiscal year 2003            $  65
Fiscal year 2004              108
Fiscal year 2005               --
Fiscal year 2006               --
Fiscal year 2007               --
                            -----
Total                       $ 173
                            =====

5.    DIRECT-RESPONSE ADVERTISING - STATEMENT OF POSITION 93-7 ("SOP 93-7")

      In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented (in thousands):

                                                                    Three months ended        Nine months ended
                                                                    ------------------        -----------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                    2002         2001         2002         2001
                                                                    ----         ----         ----         ----
Capitalized direct-response advertising                            $10,561      $10,487      $34,059      $31,577
Direct-response advertising amortization                             9,271        8,001       26,630       21,979
                                                                   -------      -------      -------      -------
Increase in direct-response advertising asset, net                 $ 1,290      $ 2,486      $ 7,429      $ 9,598
                                                                   =======      =======      =======      =======

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

      Any business change that reduces revenues or earnings or that shortens or eliminates the expected period of benefit of our direct-response advertising costs, currently four years for our diabetes business and two years for our respiratory business, could result in accelerated charges against our earnings.

6.    OTHER ASSETS

      Included in other assets are restricted investments of $1.22 million and $868,000 as of December 31 and March 31, 2002, respectively, which represent amounts we set aside under the executive deferred compensation plans (the "Plans"). The related liability is included in long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss ("investment income" as captioned on the statements of operations) with a corresponding adjustment to compensation expense, included in selling, general and administrative expenses, and to other assets and long-term liabilities ("long-term note payable, capital lease and other obligations" as captioned on the balance sheet).

      As of December 31, 2002, the fair value of these investments was not materially different from cost. In the nine months ended December 31, 2002, $854,000 was paid directly to a beneficiary of the Plans. Amounts set aside for the Plans in the nine months ended December 31, 2002 and 2001 totaled $1.32 million and $1.13 million, respectively. The investments held in the Plans, which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," have been classified as trading, are included in other assets, and are recorded at fair value.

7.    NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We will comply with the disclosure requirements of SFAS No. 148.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 in the quarter ended December 31, 2002 and will comply with the new disclosure requirements, as applicable.

8.    CERTAIN AMOUNTS DUE TO MEDICARE AND OTHERS

      Certain amounts due to Medicare and others of $2.48 million as of December 31, 2002, represent probable amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries, related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. Beginning September 6, 2001 through November 8, 2001, we received administrative overpayment notices from one Durable Medical Equipment Regional Carrier ("DMERC") relating to this reimbursement formula that resulted in $1.06 million of refunds or credits to the DMERC and others. No administrative overpayment notices had been received since November 8, 2001. DMERCs are private insurance companies used by Medicare to administer reimbursement payments. When we established the liability in the quarter ended September 30, 2001, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001.

      In the nine months ended December 31, 2002, we recorded a benefit of $2.22 million, or $0.11 per share (diluted), related to a reduction in certain amounts due to Medicare and others, following a favorable determination by one of the four DMERCs that our original method of billing for albuterol and ipratropium combinations was proper. This benefit was recorded as a reduction of selling, general and administrative expenses in the quarter ended September 30, 2002. The liability of $2.48 million as of December 31, 2002, is the remaining difference between reimbursement under the two interpretations of the reimbursement formula and assumes that two of the other DMERCs issue similar administrative overpayment notices.

      When we determine that refunds are due to Medicare or others for reasons other than those described above, we include estimates of those refund obligations in accrued expenses.

9.    SEGMENT INFORMATION

      Effective for the quarter ended September 30, 2002, we changed the way we segment our business for reporting purposes, in order to reflect how management currently views operations. The new segments are as follows:

      Liberty Diabetes - Through our Liberty Diabetes segment, we sell diabetes testing supplies and related products and services to customers suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.

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

      Depreciation and amortization expense attributable to our corporate headquarters is allocated to the operating segments according to each segment's relative percentage of total net revenues. However, segment assets belonging to our corporate headquarters are not allocated, as management evaluates these separately from the assets of the reportable segments. As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. Results for the three and nine months ended December 31, 2002 do not include amortization of goodwill in accordance with SFAS No. 142 (Note 4). We do not organize our units geographically, as our products and services are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments, restated to reflect the way we currently segment our business, is as follows:

                                       Three months ended           Nine months ended
                                       ------------------           -----------------
                                      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
(In thousands)                          2002          2001          2002          2001
                                      --------      --------      --------      --------
NET REVENUES:
Liberty Diabetes                      $ 60,119      $ 53,242      $179,595      $151,701
Liberty Respiratory                     19,765        13,573        54,954        37,609
Pharmaceuticals                         10,033         5,881        24,981        15,258
                                      --------      --------      --------      --------
Total                                 $ 89,917      $ 72,696      $259,530      $204,568
                                      ========      ========      ========      ========

DEPRECIATION AND AMORTIZATION:
Liberty Diabetes                      $  6,296      $  4,951      $ 17,722      $ 13,891
Liberty Respiratory                      4,457         4,006        12,620        10,745
Pharmaceuticals                            225           500           785         1,499
                                      --------      --------      --------      --------
Total                                 $ 10,978      $  9,457      $ 31,127      $ 26,135
                                      ========      ========      ========      ========

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE:
Liberty Diabetes                      $  8,050      $  9,142      $ 24,722      $ 26,446
Liberty Respiratory (see Note 8)         6,490         2,574        18,549         3,269
Pharmaceuticals                          2,800         2,124         4,562         5,759
                                      --------      --------      --------      --------
Total                                 $ 17,340      $ 13,840      $ 47,833      $ 35,474
                                      ========      ========      ========      ========

                                      Dec. 31,     March 31,
                                        2002          2002
                                      --------      --------
SEGMENT ASSETS:
Liberty Diabetes                      $136,585      $133,009
Liberty Respiratory                     42,438        31,242
Pharmaceuticals                         14,987        33,205
Corporate Headquarters                  35,248        26,936
                                      --------      --------
Total                                 $229,258      $224,392
                                      ========      ========

10.   COMMITMENTS AND CONTINGENCIES

      The regulations that govern Medicare reimbursement are complex, and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice ("DOJ"), and the Food and Drug Administration ("FDA"). The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation ("FBI") and Department of Health & Human Services' Office of Inspector General ("OIG"), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty Medical Supply, Inc. ("Liberty") and Liberty Home Pharmacy Corporation ("Liberty Home Pharmacy"). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

      PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, there is a derivative action against the directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. We, the named individuals, and our Board of Directors (the "Board") believe that we have meritorious defenses to the claims made against us in the actions in which we are defendants and intend to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. Please see
Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

      If any of these investigations or legal proceedings result in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting, or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations.

      In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

11.   STOCKHOLDERS' EQUITY

      Common Stock Repurchase Program

      In June 2000, our Board of Directors (the "Board") authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, our Board authorized the repurchase of an additional 1,000,000 shares. In the nine months ended December 31, 2002, 25,000 shares of common stock were repurchased for $659,000 at an average repurchase price of $26.37 per share. As of December 31, 2002, 1,271,000 shares had been repurchased for $25.30 million at an average repurchase price of $19.91 per share and 729,000 shares remained authorized for repurchase.

      Shareholder Rights Plan

      On September 12, 2002, the Board adopted a shareholder rights plan ("the Plan") declaring a dividend of one Right for each outstanding share of our common stock to stockholders of record at the close of business on September 24, 2002. The Plan provides our shareholders with the opportunity to vote to either remove the Plan or keep it in place at the first annual meeting following resolution of the current ongoing investigations discussed in Note 10. The Plan is intended to protect and maximize the value of shareholders' interests in the event of an unsolicited offer.

12.   INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
      PER SHARE

      Calculations of income before cumulative effect of change in accounting principle per weighted average share are as follows:

(In thousands, except per share data)                            Three Months Ended        Nine Months Ended
                                                                 ------------------        -----------------
                                                                Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                  2002         2001         2002         2001
                                                                -------      -------      -------      -------
Income before cumulative effect of change in
  accounting principle                                          $10,403      $ 8,525      $29,370      $21,852

BASIC:
Weighted average common stock outstanding, net of
  treasury stock, end of period                                  12,298       12,269       12,212       12,635
Income before cumulative effect of change in accounting
  principle per weighted average share, basic                   $   .85      $   .69      $  2.41      $  1.73
                                                                =======      =======      =======      =======
DILUTED:
Weighted average common stock outstanding, net of
  treasury stock, end of period                                  12,298       12,269       12,212       12,635
Weighted average dilutive common stock equivalents                  282          223          320          273
                                                                -------      -------      -------      -------

Weighted average common stock and dilutive common
  stock equivalents outstanding, net of treasury stock           12,580       12,492       12,532       12,908
Income before cumulative effect of change in
  accounting principle per weighted average share, diluted      $   .83      $   .68      $  2.34      $  1.69
                                                                =======      =======      =======      =======

      Potentially Dilutive Stock Options

      Options to purchase 657,245 and 1,380,714 shares of common stock were outstanding during the three months ended December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. During the nine months ended December 31, 2002 and 2001, options to purchase 657,245 and 1,031,706 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share, because the options' exercise prices were greater than the average market price of the common shares.

13.   COMPREHENSIVE INCOME

      Our total net income and comprehensive income was $10.40 million and $8.53 million for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 and 2001, total net income and comprehensive income was $14.76 million and $21.85 million, respectively.

14.   SUBSEQUENT EVENTS

      In January 2003 our Board declared a cash dividend of $0.25 per share of PolyMedica's common stock to shareholders of record as of the close of business on February 3, 2003, payable on February 13, 2003. We intend to pay this dividend on a quarterly basis.

      On January 28, 2003, we purchased a 120,000 square foot building located in Port St. Lucie, Florida for a purchase price, excluding legal fees and associated acquisition costs, of $3.26 million, for the purpose of supporting the growth in our Florida businesses. We commenced renovation of the facility in February 2003.

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

BUSINESS

      PolyMedica is a leading provider of direct-to-consumer medical products and services, conducting business through our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. Through our Liberty Diabetes segment we sell diabetes testing supplies and related products and provide services primarily to Medicare-eligible customers suffering from diabetes and related chronic diseases through our Liberty Diabetes segment. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications, supplies and services primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease ("COPD"). Through our Pharmaceuticals segment we sell prescription oral medications not covered by Medicare to existing Liberty customers, market, manufacture and distribute a broad line of prescription urology and suppository products, and sell over-the-counter female urinary discomfort products and home medical diagnostic kits.

      Liberty Diabetes

     As of December 31, 2002, we had approximately 522,000 active diabetes customers, many of whom suffer from other chronic diseases. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. We deliver products to customers' homes and, as a service to our customers, bill Medicare and private insurance companies (if applicable) directly for those supplies that are reimbursable. We meet the needs of customers suffering from diabetes by:

      - providing mail order delivery of supplies direct to our customers' homes;

      - billing Medicare and/or private insurance companies directly for those supplies that are reimbursable;

      -     providing 24-hour telephone support to customers; and

      - using sophisticated software and advanced order fulfillment systems to provide products and support.

      In the United States, there are approximately seventeen million people with diabetes, including at least seven million seniors. Of the seventeen million people with diabetes, it is estimated that approximately eleven million are diagnosed, with the remaining six million unaware that they have the disease. While a portion of the seven million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

      Liberty Respiratory

      Our Liberty Respiratory segment operates similarly to our Liberty Diabetes segment, as we deliver products to customers' homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain their supplies for respiratory disease treatment. As of December 31, 2002, we had approximately 59,000 active customers for our prescription respiratory medications and supplies. In the United States, there are approximately sixteen million people with COPD, including at least five million seniors.

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

      Continue growth in our Liberty Diabetes and Liberty Respiratory businesses by expanding our customer base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have expanded our active diabetes customers from approximately 17,000 at the time of our acquisition of Liberty to approximately 522,000. In addition, we now have approximately 59,000 active customers for our prescription respiratory medications and supplies. We also use radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually expanding and upgrading our operations, information systems, and regulatory compliance activities.

      As a result of the expansion of our customer base, and emerging ability to leverage the value of our customer base by marketing a range of products to our customers, including those that are newly acquired, we are considering a number of new marketing initiatives. These initiatives may include the use of broad-based advertising that may not qualify as direct-response advertising and, therefore, would be expensed as incurred.

      Expand non-Medicare initiatives. During fiscal year 2002 we leveraged our core business expertise and technology base with the launch of Liberty's non-Medicare operation, Liberty Medical Supply Pharmacy ("LMSP"). LMSP, which is part of our Pharmaceuticals segment, offers prescription oral medications not covered by Medicare to existing Liberty customers.

      Continue adding complementary products and businesses. New business initiatives, in various stages of development, include the creation of a new clinical laboratory that offers a glycohemoglobin ("HbA1c") test, the results of which tell the patient and/or physician what the patient's blood glucose level has averaged over the previous two or three months and offering therapeutic footwear for diabetics deemed at risk for developing lower extremity complications. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines or new business initiatives underway. In selecting and evaluating acquisition candidates, we examine the potential market opportunities for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in sales, marketing and distribution. We also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchises.

STATUS OF CHIEF EXECUTIVE OFFICER SEARCH

      Following the retirement of our former Chief Executive Officer, Steven J. Lee, effective August 4, 2002, we retained the executive recruitment firm of Heidrick & Struggles to assist our Board in its search for a new chief executive officer. We have several well-qualified candidates who are in the final stages of the search process.

      Samuel L. Shanaman, Lead Director, is performing the functions of the chief executive officer on an interim basis until a successor is named. As compensation for his services as Interim Chief Executive Officer, we pay Mr. Shanaman minimum wage in cash in addition to his vesting in 80 shares of restricted common stock for every day Mr. Shanaman works. The fair value of the shares (approximately $25 per share on the restricted stock date of grant) and the cash, is recorded as a selling, general and administrative expense in PolyMedica's consolidated statements of operations, as the income is earned by Mr. Shanaman.

OTHER

      Advertising rates may fluctuate during the year, which may affect our acquisition of new customers. We may purchase less advertising when rates are higher, which generally occurs in November and December. As a result, our acquisition of new customers during this period is generally reduced and our net revenues may fluctuate accordingly.

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

      The following summaries of our critical accounting policies should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2002. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, accounts receivable and the allowance for doubtful accounts, inventories, goodwill, advertising, accruals for Medicare adjustments, and uncertainties.

      Revenue Recognition

      We recognize revenue related to product sales to customers who have placed orders upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition is complex and sometimes subjective and therefore may require management's interpretation. Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. Changes in these factors could affect the timing and amount of revenue and costs recognized.

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

      Goodwill

      Subsequent to the transitional impairment test, as prescribed under SFAS No. 142, we are required to perform impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. Step one of the impairment test is performed to determine whether an impairment exists, step two of the impairment test is performed to determine the amount of the charge to be recorded as a result of the impairment. See Note 4 to the consolidated financial statements. In performing impairment tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, estimates of the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist.

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

      Non-direct - response advertising, promotional, and marketing costs are charged to earnings in the period in which they are incurred.

      Accruals for Medicare Adjustments

      The government's Medicare regulations are complex and sometimes subjective and therefore may require management's interpretation. Accruals for Medicare adjustments are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

      Uncertainties

      Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney's Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of health care fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent in excess of $9.0 million on legal and accounting fees primarily preparing for and responding to, the investigations and the two lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors which was established to oversee our response to the investigations and the related litigation.

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

      In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

      We have certain contingent liabilities that arise in the ordinary course of our business activities, in addition to those described above.

      We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

COMPLIANCE AND REGULATORY AFFAIRS

      We have a Compliance and Regulatory Affairs Department that is comprised of five groups: monitoring, investigations and special projects, internal reviews, contracts and licensing and external communications. Although each group is distinct, the Vice President of Regulatory Affairs coordinates activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to our businesses. We have continued to expand the size and capabilities of our compliance and regulatory affairs department.

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

      The investigations and special projects and internal reviews groups are responsible for conducting a variety of internal reviews of operations to ensure compliance with healthcare program requirements and applicable laws.

      The contracts and licensing group monitors compliance with provider contracting and licensing requirements, which includes random, internal onsite inspections.

      As appropriate, we also use external audit resources to supplement our internal auditing and monitoring activities.

      The external communications group monitors communications with third parties to ensure timely responses to document and other requests and oversees the receipt and timely dissemination of supplier bulletin information.

CORPORATE GOVERNANCE

      In August 2001, our Board established an Oversight Committee, a special Board committee of three non-employee directors, to oversee our response to the investigations and the related litigation described in Item 1 of Part II, Legal Proceedings of this Form 10-Q. The Oversight Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Oversight Committee will continue to play an active role as these investigations proceed. Its authority includes monitoring the Compliance and Regulatory Affairs Department and that Department's compliance program to ensure compliance with Medicare and internal Company policies.

      Over the past year, we have expanded and strengthened our Board through the addition of four new directors. We have also recently established the position of Lead Director, to be elected annually by our non-employee directors. Samuel Shanaman, Interim Chief Executive Officer, currently holds that position. The role of the Lead Director is to chair regular meetings of the non-employee directors, providing a strong focal point for both the Board and our shareholders.

      During the past several months, the Corporate Governance Committee has drafted a set of documents intended to codify our corporate governance principles and practices and to aid in our compliance with the Sarbanes-Oxley Act of 2002 (the "Act") and regulations promulgated by the Commission pursuant to the Act. In November 2002, the Corporate Governance Committee presented drafts of these documents to the full Board for review. In January 2003, the Board approved the following documents:

      -     Board Guidelines on Significant Corporate Governance Issues;

      - Charters for the Compensation, Corporate Governance and Executive Committees;

      -     a revised Charter for the Audit Committee;

      - an Insider Trading Policy applicable to all employees, officers and directors of PolyMedica; and

      - a Code of Conduct and Ethics, applicable to all employees, officers and directors of PolyMedica.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

            The following table presents consolidated statements of operations expressed as a percentage of net revenues:

                                                Three months ended

                                        Dec. 31,                   Dec. 31,
                                         2002                        2001
                                         -----                       ----
Net revenues:
   Liberty Diabetes                        66.9 %                     73.2 %
   Liberty Respiratory                     22.0                       18.7
   Pharmaceuticals                         11.1                        8.1
                                           ----                       ----
     Total Net Revenues                   100.0                      100.0

Cost of sales                              35.2                       35.1
                                           ----                       ----
Gross margin                               64.8                       64.9

Selling, general and
administrative expenses
                                           45.6                       45.7
                                           ----                       ----
Income from operations                     19.2 %                     19.2 %
                                           ====                       ====


            Total net revenues increased 23.7% to $89.92 million in the three months ended December 31, 2002, as compared with $72.70 million in the three months ended December 31, 2001. This increase was the result of the growth in sales in each of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

            Net revenues in the Liberty Diabetes segment increased 12.9% to $60.12 million in the three months ended December 31, 2002, as compared with $53.24 million in the three months ended December 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Diabetes segment. The rate of revenue growth during the quarter slowed as a result of reduced advertising spending, reductions in net revenues for estimated refund obligations to Medicare and others, and the 3.28% incremental cost of living adjustment that existed in the third quarter of fiscal year 2002, but not the third quarter of fiscal year 2003. The incremental cost of living adjustment effective January 1, 2001, implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, went into effect late on July 1, 2001. The late implementation added an incremental reimbursement of 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarter ended December 31, 2001 that was not present in the quarter ended December 31, 2002.

            Net revenues in the Liberty Respiratory segment increased 45.6% to $19.77 million in the three months ended December 31, 2002, as compared with $13.57 million in the three months ended December 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Liberty Diabetes segment, we currently expect our advertising spending to continue in order to further the expansion of our Liberty Respiratory segment.

            Net revenues in the Pharmaceuticals segment increased 70.6% to $10.03 million in the three months ended December 31, 2002, as compared with $5.88 million in the three months ended December 31, 2001, due to the growth in sales of Liberty's prescription oral medications, not covered by Medicare. Sales of these products represented 55.8% and 29.9% of total Pharmaceutical segment net revenues in the three months ended December 31, 2002 and 2001, respectively. We expect this trend of increasing sales from Liberty's prescription oral medications business to continue. The current customer base for these products consists primarily of existing Liberty Diabetes customers.

            As a percentage of total net revenues, overall gross margins were consistent at 64.8% in the three months ended December 31, 2002, as compared with 64.9% in the three months ended December 31, 2001. This minor decrease was due to the late implementation of the January 1, 2001 cost of living adjustment described above and adjustments to net revenues relating to previously billed amounts offset by increased sales in Liberty Respiratory, which has gross margins that are higher than our corporate average.

            As a percentage of total net revenues, selling, general and administrative expenses were 45.6% in the three months ended December 31, 2002, as compared with 45.7% in the three months ended December 31, 2001. Selling, general and administrative expenses increased 23.3% in the three months ended December 31, 2002 to $41.00 million, as compared with $33.26 million in the three months ended December 31, 2001. This increase of 23.3% is the result of additional costs required to support our 23.7% increase in net revenues for the quarter ended December 31, 2002, as compared with the quarter ended December 31, 2001.

            Investment income decreased 27.7% to $160,000 in the three months ended December 31, 2002, as compared with $221,000 in the three months ended December 31, 2001, due primarily to lower interest rates in the quarter ended December 31, 2002, as compared with the quarter ended December 31, 2001. Interest expense increased 3.5% to $41,000 in the three months ended December 31, 2002, as compared with $40,000 in the three months ended December 31, 2001.

            Net income increased 22.0% to $10.40 million for the quarter ended December 31, 2002, as compared with $8.53 million for the quarter ended December 31, 2001. The increase in our net income was primarily attributable to a 23.7% increase in net revenues offset by a higher quarterly tax rate in the three months ended December 31, 2002, as compared with the three months ended December 31, 2001, which was 40.0% and 38.4%, respectively, in addition to the factors discussed above regarding gross margin and selling, general and administrative expenses. As a result of the tax rate adjustment made in the quarter ended December 31, 2002, the effective tax rate for the nine months ended December 31, 2002 was 38.6%, as compared with 38.4% for the nine months ended December 31, 2001.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

            The following table presents consolidated statements of operations expressed as a percentage of net revenues:

                                                                 Nine months ended

                                                          Dec. 31,                Dec. 31,
                                                           2002                     2001
                                                           -----                    ----
Net revenues:
   Liberty Diabetes                                          69.2 %                  74.1 %
   Liberty Respiratory                                       21.2                    18.4
   Pharmaceuticals                                            9.6                     7.5
                                                            -----                   -----
     Total Net Revenues                                     100.0                   100.0

Cost of sales                                                35.4                    34.4
                                                            -----                   -----
Gross margin                                                 64.6                    65.6

Selling, general and administrative expenses
                                                             46.2                    48.5
                                                            -----                   -----
Income from operations                                       18.4 %                  17.1 %
                                                            =====                   =====

            Total net revenues increased 26.9% to $259.53 million in the nine months ended December 31, 2002, as compared with $204.57 million in the nine months ended December 31, 2001. This increase was primarily the result of the growth in sales in each of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

            Net revenues in the Liberty Diabetes segment increased 18.4% to $179.60 million in the nine months ended December 31, 2002, as compared with $151.70 million in the nine months ended December 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. We currently expect our promotional and direct-response advertising spending to continue in order to further the expansion of our Liberty Diabetes segment. Net revenues in the fiscal 2002 second and third quarters benefited from an incremental 3.28% cost of living adjustment that did not exist in the fiscal 2003 second and third quarters. The incremental cost of living adjustment effective January 1, 2001, implemented by the government for certain durable medical equipment products and services under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, went into effect late on July 1, 2001. The late implementation added an incremental reimbursement of 3.28% to the revenues of many of our Liberty Diabetes segment products in the quarters ended September 30 and December 31, 2001 that was not present in the quarters ended September 30 and December 31, 2002.

            Net revenues in the Liberty Respiratory segment increased 46.1% to $54.95 million in the nine months ended December 31, 2002, as compared with $37.61 million in the nine months ended December 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending. As with our Liberty Diabetes segment, we currently expect our advertising spending to continue in order to further the expansion of our Liberty Respiratory segment.

            Net revenues in the Pharmaceuticals segment increased 63.7% to $24.98 million in the nine months ended December 31, 2002, as compared with $15.26 million in the nine months ended December 31, 2001, due to the growth in sales of our prescription oral medications, not covered by Medicare. Sales of these products represented 52.8% and 22.6% of total Pharmaceutical segment net revenues in the nine months ended December 31, 2002 and 2001, respectively. We expect this trend of increasing sales from Liberty's prescription oral medications business to continue. The current customer base for these products consists primarily of existing Liberty Diabetes customers.

            As a percentage of total net revenues, overall gross margins were 64.6% in the nine months ended December 31, 2002, and 65.6% in the nine months ended December 31, 2001. This decrease was due primarily to the late implementation of the January 1, 2001 cost of living adjustment described above. Increasing sales from new business initiatives that have lower margins than our corporate average also contributed to the gross margin decline. Partially offsetting this decline was the existence of a 3.7% cost of living adjustment which added 3.7% to the revenues of many of our Liberty Diabetes segment products for the full nine months ended December 31, 2002, as compared with only six months of the nine months ended December 31, 2001.

            As a percentage of total net revenues, selling, general and administrative expenses were 46.2% in the nine months ended December 31, 2002, as compared with 48.5% in the nine months ended December 31, 2001. Selling, general and administrative expenses increased 20.9% in the nine months ended December 31, 2002 to $120.00 million, as compared with $99.22 million in the nine months ended December 31, 2001. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to an additional $5.03 million of selling, general and administrative expenses in the nine months ended December 31, 2001 in the Liberty Respiratory segment related to the establishment of the certain amounts due to Medicare and others liability, coupled with a $2.22 million decrease in selling, general and administrative expenses in the nine months ended December 31, 2002 in the Liberty Respiratory segment related to a reduction in this liability based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. The $2.22 million benefit reported in the nine months ended December 31, 2002 was partially offset by a $1.30 million one-time charge to selling, general and administrative expenses related to the retirement of the Company's former Chief Executive Officer.

            Investment income decreased 80.7% to $191,000 in the nine months ended December 31, 2002, as compared with $995,000 in the nine months ended December 31, 2001, due primarily to a lower average cash balance and lower interest rates in the nine months ended December 31, 2002, as compared with the nine months ended December 31, 2001. Interest expense decreased 12.3% to $111,000 in the nine months ended December 31, 2002, as compared with $127,000 in the nine months ended December 31, 2001.

            Pretax income before the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, was $47.83 million in the nine months ended December 31, 2002, a 34.8% increase as compared with $35.47 million in the nine months ended December 31, 2001.

            Income before the cumulative effect of a change in accounting principle increased 34.4% to $29.37 million for the nine months ended December 31, 2002, as compared with $21.85 million for the nine months ended December 31, 2001. Our increase in income before the cumulative effect of a change in accounting principle was primarily attributable to additional earnings as a result of increased net revenues, a $3.60 million charge (net of taxes) included in the nine months ended December 31, 2001 related to the establishment of the certain amounts due to Medicare and others liability and a $1.36 million benefit (net of taxes) included in the nine months ended December 31, 2002. The reduction in this liability was based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations in our Liberty Respiratory segment was proper.

            Net income decreased 32.5% to $14.76 million for the nine months ended December 31, 2002, as compared with $21.85 million for the nine months ended December 31, 2001. This decrease was primarily attributable to the $14.62 million cumulative effect of a change in accounting principle, net of taxes, in addition to the reasons discussed earlier for the changes in income before the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents a $23.80 million goodwill impairment loss, net of taxes of $9.19 million, recorded retroactive to April 1, 2002 in accordance with SFAS No. 142.

Liquidity and Capital Resources

            Our business and its sustained growth is currently funded through cash flow from operations. We have generated positive cash flow from operations in each of the last four fiscal years, with $22.90 million, $14.62 million, $10.08 million, and $539,000 generated in the fiscal years ended March 31, 2002, 2001, 2000, and 1999, respectively. Our cash and cash equivalents balance increased $4.03 million to $31.92 million as of December 31, 2002, as compared with $27.88 million as of March 31, 2002, due primarily to cash flows generated from operations. Cash flows from operations of $20.40 million for the nine months ended December 31, 2002 were generated by income before the cumulative effect of a change in accounting principle of $29.37 million, offset by cash used to fund certain areas of our operations, such as an increase in spending for direct-response advertising of $2.48 million to $34.06 million in the nine months ended December 31, 2002, as compared with $31.58 million in the nine months ended December 31, 2001, to further expand our customer base.

            Our contractual obligations for future annual minimum lease and rental commitments as of December 31, 2002, were not materially different from those as of March 31, 2002, disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

            In the nine months ended December 31, 2002 and 2001, we used $15.71 million and $9.95 million of cash for investing activities, respectively. The $5.76 million increase in total cash used for investing activities was due to an increase in capital expenditures of $5.74 million in the nine months ended December 31, 2002, as compared with the nine months ended December 31, 2001. Property, plant and equipment purchases totaled $15.71 million and $9.98 million for the nine months ended December 31, 2002 and 2001, respectively. Higher spending in the current fiscal year for capital expenditures is related to the recently completed construction of two new facilities in Port St. Lucie, Florida to meet our expansion needs.

            In the nine months ended December 31, 2002, we used $653,000 of cash for financing activities, which consisted of $1.32 million set aside for executive deferred compensation plans, $659,000 used to repurchase 25,000 shares of our common stock at an average repurchase price of $26.37 per share, and $571,000 used to repay capital lease and note payable obligations, offset by $1.90 million of proceeds recognized from the issuance of PolyMedica common stock. From June

2000 to February 14, 2003, 1,271,000 shares of the 2,000,000 shares originally authorized by the Board, had been repurchased for $25.30 million at an average repurchase price of $19.91 per share.

            On January 28, 2003, we purchased a 120,000 square foot building located in Port St. Lucie, Florida for a purchase price, excluding legal fees and associated acquisition costs, of $3.26 million, for the purpose of supporting the growth in our Florida businesses. We commenced renovation of the facility in February 2003.

            In January 2003 our Board declared a cash dividend of $0.25 per share of PolyMedica's common stock to shareholders of record at the close of business on February 3, 2003, payable on February 13, 2003. We intend to pay this dividend on a quarterly basis. We expect the quarterly cash dividend payment to average $3.0 million.

            In November 2000, we filed an amendment to a shelf registration statement we originally filed in April 2000, to enable us to offer, from time to time, shares of our common stock having an aggregate value of up to $100 million. The SEC declared the shelf registration statement effective during the quarter ended December 31, 2000. No shares of common stock had been sold under this shelf registration statement as of February 14, 2003.

            We believe that our cash and cash equivalents balance as of December 31, 2002 of $31.92 million and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively impact our liquidity include the payment of dividends to shareholders, a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products.

            We hold certain investments related to executive deferred compensation plans, see Note 6 to the consolidated financial statements, which are accounted for pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments related to the executive deferred compensation plans, which have been classified as trading, are included in other assets and are recorded at fair value. As of December 31, 2002, the fair value of these investments was not materially different from cost.

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

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We will comply with the disclosure requirements of SFAS No. 148.

            In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 in the quarter ended December 31, 2002 and will comply with the new disclosure requirements, as applicable.

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

            Competitive Bidding

            In the 2002 legislative session, the United States House of Representatives (the "House") passed a bill (HR4954) (the "Bill") that would have required certain durable medical equipment and inhalation drugs to be competitively bid unless such bidding would not be competitive because of low population in a particular geographic region or because it would not result in significant savings when compared to the current fee schedule reimbursement. The Bill required multiple winners in each area of the country and would have required that the plan be implemented over a three-year period beginning in 2004. Because the United States Senate (the "Senate") did not act on its version of the Bill, the Bill did not become law during the 2002 legislative session. We believe that it is likely that legislation similar to the Bill will be re-introduced to the House and Senate during the 2003 legislative session.

            If enacted, these proposals could apply to us; if so, we would begin the process of understanding the bidding requirements and working with appropriate officials in preparing bids for products that are covered. These proposals are part of a larger Medicare bill that would increase reimbursement for certain providers and authorize certain regulatory relief in the administrative processes of the Medicare claims and payment rules. It is uncertain at this time whether such legislation will be enacted and become law.

            Inherent reasonableness

            Final regulations have been implemented by the Centers for Medicare and Medicaid Services

("CMS") that develop a process for identifying whether a payment may be reduced or increased for a category of items or services if it is determined that such payment is grossly deficient or excessive. The process set forth in these regulations could affect the payment for the items and services that we provide.

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

            In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

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

The profitability of our Liberty Diabetes and Liberty Respiratory segments will decrease if we do not receive recurring orders from customers

            We generally incur losses and negative cash flow with respect to the first order from a new customer for Liberty Diabetes and Liberty Respiratory supplies, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification. Accordingly, the profitability of these segments depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

We could experience significantly reduced profits from our Liberty Diabetes segment if improved technologies that eliminate the need for consumable testing supplies are developed for glucose monitoring

            The majority of our Liberty Diabetes net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less invasive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Liberty Diabetes segment.

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

We could have difficulty selling our pharmaceutical products if we cannot maintain and expand our sales to distributors

            We rely on third party distributors to market and sell our over-the-counter female urinary discomfort products and prescription urology and suppository products. Future sales of these products depend in part on our maintaining and expanding marketing and distribution relationships with pharmaceutical, medical device, personal care and other distributors and on the success of those distributors in marketing and selling our products.

Shortening or eliminating the amortization period of our direct-response advertising costs could adversely affect our operating results

            Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes business and two years for our respiratory business, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising, could result in accelerated charges against our earnings.

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

      - the timing of the introduction or acceptance of new products and services offered by us or our competitors; and

      -     changes in the mix and costs of our products.

            - Product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

A reduction in working capital or another business change could prevent us from paying dividends to shareholders

            A significant decline in our cash balances or another business change could cause us to reduce, suspend, or eliminate the quarterly payment of dividends to shareholders.

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

We may issue preferred stock with rights senior to the common stock

            Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock without any further stockholder approval. The shares may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board in its sole discretion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We own certain money market funds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounted for under SFAS No. 115, "Accounting for certain investments in Debt and Equity Securities." The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

ITEM 4.  CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures. Based on their evaluation of PolyMedica's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, PolyMedica's Principal Executive Officer and Principal Financial Officer have concluded that PolyMedica's disclosure controls and procedures are (a) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) operating in an effective manner.

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

            On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named two additional officer defendants. The Complaint alleges that the directors and officers breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty . The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. The defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. After briefing and a hearing on the motion, the court entered an order denying the motion to dismiss on July 16, 2002. On August 8, 2002, defendants filed a motion for reconsideration of the order denying defendants' motion to dismiss, or, in the alternative, to report the case to the Appeals Court and stay the proceeding. The Court issued an order on September 16, 2002 in which it refused to reconsider its decision, but reported the case to the Appeals Court and granted defendants' motion to stay the action. On January 23, 2003, the Appeals court docketed the case under the caption Roberta Casden v. Daniel S. Bernstein and others; No. 2003-P-01070. The directors and defendants believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

            A shareholder derivative complaint, Minasian v. Bernstein et. al., Civ. Act. No. 01-11485REK, was filed against our Board of Directors in United States District Court for the District of Massachusetts on August 17, 2001. The Complaint alleged that the directors breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty, and sought unspecified damages, the return of director compensation, and other injunctive relief. On November 16, 2001, plaintiff filed an assented-to motion to dismiss the complaint without prejudice, and the case was closed on November 21, 2001.

            In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney's Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of "depth shoes and inserts." Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

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

                              PolyMedica Corporation
                              -------------------------
                              (registrant)


                              /s/ Samuel L. Shanaman
                              -------------------------
                              Samuel L. Shanaman

                              Lead Director and Interim Chief Executive Officer (Principal Executive Officer)



                              /s/ Stephen C. Farrell
                              -------------------------
                              Stephen C. Farrell
                              Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Dated: February 14, 2003

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

                              /s/ Samuel L. Shanaman
                              ----------------------
                              Dated:  February 14, 2003
                              Samuel L. Shanaman
                              Lead Director and Interim Chief Executive Officer (Principal Executive Officer)

I, Stephen C. Farrell, certify that:

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

                                                  /s/ Stephen C. Farrell
                                                  -----------------------
                                                  Dated: February 14, 2003
                                                  Stephen C. Farrell
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                  Exhibit Index

Exhibit                        Description
-------                        -----------
10.61 -   Letter Agreement amendment to Employment Agreement by and between the
          Registrant and Stephen C. Farrell dated February 5, 2003.

99.1  -   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.