Form 10-K
period 2003-03-31
POLYMEDICA CORP
filed 2003-06-30
CIK 878748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 0-19842

PolyMedica Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3033368 (I.R.S. Employer Identification No.)

11 State Street, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

Registrant’s telephone number, including area code	(781) 933-2020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of class)

Preferred Stock Purchase Rights

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $271,693,000 based on the closing price of the Common Stock as reported by The Nasdaq Stock Market on September 30, 2002.

     As of June 27, 2003, there were 12,350,632 shares of the registrant’s Common Stock outstanding and an additional 964,350 held in treasury.

     Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on September 5, 2003. The information required in response to Items 10 – 13 of Part III of this Form 10-K is hereby incorporated by reference to such proxy statement.

PART I

ITEM 1. BUSINESS

General

     PolyMedica is a leading provider of direct-to-consumer medical products, conducting business through its Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. Through our Liberty Diabetes segment we provide direct-to-consumer diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes and related chronic diseases. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

Liberty Diabetes

     As of March 31, 2003, we had approximately 545,000 active diabetes customers, as compared to approximately 440,000 as of March 31, 2002. Many of these customers also suffer from other chronic diseases. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. We deliver products to customers’ homes and bill Medicare and private insurance companies (if applicable) directly for those supplies that are reimbursable. We meet the needs of customers suffering from diabetes by:

-	providing mail order delivery of supplies directly to our customers’ homes;

-	billing Medicare and/or private insurance companies directly for those supplies that are reimbursable;

-	providing 24-hour telephone support to customers; and

-	using sophisticated software and advanced order fulfillment systems to provide products.

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

Liberty Respiratory

     Our Liberty Respiratory segment operates similarly to our Liberty Diabetes segment, as we deliver products to customers’ homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain their supplies for respiratory disease treatment. As of March 31, 2003, we had approximately 63,000 active customers for our prescription respiratory medications and supplies, compared to approximately 46,000 as of March 31, 2002. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. In the United States, there are approximately sixteen million people with COPD, including approximately four million seniors.

Pharmaceuticals

     Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits. We sell our female urinary discomfort products and home medical diagnostic kits under our AZO brand name through a network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States. Our line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

Business Strategies

     Our principal strategy is to leverage our operating platform and compliance management protocol to expand our business.

This strategy includes the following elements:

     Continue growth in our direct to consumer businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical Supply, Inc. (“Liberty”), we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have expanded our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty’s acquisition to approximately 545,000 customers. In addition, we now have approximately 63,000 active customers for our prescription respiratory medications and supplies. We also use radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually improving our operations, information systems, and regulatory compliance activities.

     As a result of the expansion of our customer base, and emerging ability to leverage the value of our customer base by marketing a range of products to our customers, including those that are newly acquired, we are considering a number of new marketing initiatives. These initiatives may include the use of broad-based advertising that may not qualify as direct-response advertising and therefore, would be expensed as incurred. We are also considering expanding our customer base by purchasing businesses that provide products to consumers that are complementary to our existing products.

     Continue growth in our non-Medicare initiatives. During fiscal year 2003, we continued the growth of Liberty Medical Supply Pharmacy (“Liberty Pharmacy”), which is part of our Pharmaceuticals segment, and which offers prescription oral medications not covered by Medicare directly to consumers. We expect to continue to grow Liberty Pharmacy during fiscal year 2004.

     Continue adding complementary products and businesses. New business initiatives, in various stages of development, include a new clinical laboratory that offers a glycohemoglobin (“HbA1c”) test, the results of which tell the patient or physician what the patient’s blood glucose level has averaged over the previous two or three months, and a medical office building pharmacy, to open in fiscal year 2004, which will provide retail pharmacy services within office buildings occupied by physician groups and other medical professionals. We expect to open additional pharmacies in fiscal year 2004. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines and new business initiatives. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in sales, marketing and distribution. We also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

Status of Chief Executive Officer Search

     On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, retired as Chief Executive Officer, effective as of that date. Mr. Lee continued to serve as Chairman and a director through December 31, 2002. In connection with Mr. Lee’s termination of employment agreement, we incurred a one-time selling, general and administrative expense of approximately $1.30 million in the fiscal year ended March 31, 2003. Pursuant to this agreement, these amounts will generally be paid in cash over a twenty-four month period. We continue to work with the executive recruitment firm of Heidrick & Struggles, which is assisting our Board in its search for a new chief executive officer.

     Samuel L. Shanaman, Lead Director, is performing the functions of the chief executive officer on an interim basis until a successor is named. As compensation for his services as Interim Chief Executive Officer, we pay Mr. Shanaman a nominal salary in cash in addition to his vesting in a fixed number of shares (currently 67 shares) of restricted common stock for every day Mr. Shanaman works. The fair value of the shares ($29.69 per share on the restricted stock date of grant under his current agreement dated March 14, 2003) and the cash, is recorded as a selling, general and administrative expense in our consolidated statements of operations, as the income is earned by Mr. Shanaman. Mr. Shanaman became fully vested in the 8,345 restricted shares awarded under his first agreement entered into in October 2002, during the quarter ended March 31, 2003. We then entered into the March 14, 2003 agreement, which awarded an additional 3,600 restricted shares to be earned going forward.

Major Customers

     For the fiscal years ended March 31, 2003, 2002, and 2001, no customer represented more than 10% of our consolidated revenues. As of March 31, 2003 and 2002, the amounts included in billed accounts receivable due from Medicare were $28.15 million and $19.40 million, respectively.

Major Products

     For the fiscal years ended March 31, 2003, 2002, and 2001, sales of diabetes test strips and related products represented more than 10% of our consolidated net revenues, amounting to $234.55 million, $201.01 million, and $165.50 million, respectively, or 65.8%, 71.9%, and 75.2%, respectively, of our consolidated net revenues.

Trade Secrets

     We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production.

Trademarks

     URISED and AZO STANDARD, referenced in this Annual Report on Form 10-K are registered trademarks of PolyMedica Corporation.

Manufacturing

     We use state-of-the-art automated machinery to manufacture and package in-house many of our over-the-counter and prescription urology products included in our Pharmaceuticals segment. Sales of these products represented 4.6%, 5.1% and 8.1% of our consolidated net revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Government Regulation

     Medicare

     Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursed by Medicare, and are therefore subject to extensive regulation. Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate, among other things, that quarterly orders of diabetes supplies to existing customers be verified with the customers before shipment and that all doctor’s orders for supplies be re-validated every twelve months prior to billing.

     We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our customers. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to customers.

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services, the Department of Justice (“DOJ”), and the Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and Department of Health & Human Services’ Office of Inspector General (“OIG”), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”). Both civil and criminal investigations are being conducted. We are cooperating with the investigations.

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

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

Compliance and Regulatory Affairs

     We have a Compliance and Regulatory Affairs Department that is comprised of five groups: monitoring, investigations and special projects, internal reviews, contracts and licensing, and external communications. Although each group is distinct, the Senior Vice President of Regulatory Affairs and Chief Compliance Officer coordinate activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to our businesses. We have continued to expand the size and capabilities of our compliance and regulatory affairs department.

     Our compliance program is designed to prevent violations of applicable fraud and abuse laws and, if such violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. As a condition of employment, all personnel are required to attend corporate compliance certification classes annually. In addition, each employee receives a compliance manual that has been developed to communicate standards of conduct and compliance policies and procedures.

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

     The external communications group monitors communications with third parties to ensure timely responses to requests for documents and other requests and oversees the receipt and timely dissemination of supplier bulletin information.

Corporate Governance

     In August 2001, our Board established an Oversight Committee, a special Board committee now consisting of three outside directors, to oversee our response to the investigations and the related litigation described in Item 3 of Part I, Legal Proceedings of this Annual Report on Form 10-K. The Oversight Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Oversight Committee will continue to play an active role as these investigations proceed. Its authority includes monitoring the Compliance and Regulatory Affairs Department and that department’s compliance program to ensure compliance with Medicare and internal Company policies.

     Over the past eighteen months, we have expanded and strengthened our Board through the addition of four new directors. We have also established the position of Lead Director, to be elected annually by our outside directors. Samuel Shanaman, Interim Chief Executive Officer, currently holds this position. The role of the Lead Director is to chair regular meetings of the outside directors, providing a strong focal point for both the Board and our shareholders.

     During the past several months, the Corporate Governance Committee has drafted a set of documents intended to codify our corporate governance principles and practices and to aid in our compliance with the Sarbanes-Oxley Act of 2002 (the “Act”) and regulations promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Act. In November 2002, the Corporate Governance Committee presented drafts of these documents to the full Board for review. In January 2003, the Board approved the following documents:

-	Board Guidelines on Significant Corporate Governance Issues;

-	Charters for the Compensation, Corporate Governance and Executive Committees;

-	a revised Charter for the Audit Committee;

-	an Insider Trading Policy applicable to all employees, officers and directors of PolyMedica and its subsidiaries; and

-	a Code of Conduct and Ethics, applicable to all employees, officers and directors of PolyMedica and its subsidiaries.

Pharmacy Licensing

     In general, our pharmacy operations are regulated by the State of Florida Board of Pharmacy and the statutes of the State of Florida where we are licensed to do business as a pharmacy. Many of the states into which we deliver prescription pharmaceuticals have laws and regulations governing our activities, although they generally permit our pharmaceutical activities so long as they are permitted under the laws and regulations of Florida. Nevertheless, as of June 2, 2003 we had applied for and been granted licenses in forty-three states. An additional seven states do not require non-resident pharmacy licenses. We believe that we are in material compliance with the laws and regulations governing pharmaceutical activities in states in which we deliver prescription pharmaceuticals.

General

     Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration (“DEA”) regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. In addition, labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant. In addition, our manufacturing facility is subject to the Good Manufacturing Practices regulations of the FDA. The FDA enforces these regulations through its plant inspection program. In addition, our drug products are subject to the requirements of the Food, Drug and Cosmetics Act and related regulations.

Competition

     The markets we participate in are highly competitive. Many of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

-	retail pharmacies;

-	healthcare product distributors;

-	disease management companies; and

-	pharmacy benefit management companies.

     We believe that the principal competitive factors in the Liberty Diabetes, Liberty Respiratory and Pharmaceuticals markets include attracting new customers, identifying and responding to customer needs, the quality and breadth of product offerings, and expertise with respect to the reimbursement process. We believe that we compete effectively in all of these areas because of:

-	Liberty’s brand recognition, supported by a national television advertising campaign;

-	Our expertise in the Medicare reimbursement and compliance process; and

-	Our significant investment in employee training, computer systems and order processing systems to assure high quality customer service, cost-effective order processing, and regulatory compliance.

     In the urinary discomfort category, our AZO STANDARD® urinary analgesic, available over-the-counter, holds a leading position. Competitors include a number of major pharmaceutical companies. In the prescription urology and suppository market, URISED®, a prescription urinary analgesic and anti-spasmodic, is our leading seller. Numerous pharmaceutical companies develop and market prescription products that compete with URISED® and our other prescription urology and suppository products on a branded and generic basis.

Employees

     As of March 31, 2003, we had 1,679 full-time employees. We expect to employ additional personnel as we expand our operations. We believe that employee relations are good.

Available Information

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are made available free of charge on or through our website at www.polymedica.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 2. PROPERTIES

     Our facilities are located in Woburn, Massachusetts and Port St. Lucie, Palm City and Stuart, Florida. Our corporate headquarters are located in Woburn in a 60,000 square foot facility, which we own. We also own three buildings located in Port St. Lucie, Florida, a 72,000 square foot diabetes supplies facility, a 59,000 square foot distribution center and a 64,000 square foot respiratory supplies facility. On January 28, 2003, we purchased a 120,000 square foot building also located in Port St. Lucie, Florida for a purchase price, excluding legal fees and associated acquisition costs, of $3.26 million, for the purpose of supporting the growth in our Florida businesses. We commenced renovation of this facility in February 2003. These facilities place all of our Florida-based businesses in close proximity.

     We believe that our existing facilities and those either currently under construction or lease are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

U.S. Attorney’s Office

     The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

Class Action Lawsuit

     On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica and Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, on behalf of himself and purchasers of common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. At least one virtually identical lawsuit was subsequently filed in the United States District Court for the District of Massachusetts against PolyMedica. On July 30, 2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK.

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Eric G. Walters, an Executive Vice President and Clerk of PolyMedica, and Keith Trowbridge, President of Liberty and a Senior Vice President of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint. The case is currently in discovery.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

Derivative Complaint

     On August 9, 2001, Roberta Casden filed a purported derivative action in Massachusetts Superior Court for Middlesex County against our Board. At least three virtually identical derivative actions were subsequently filed in Massachusetts Superior Court. On October 11, 2001, the Court granted plaintiffs’ motion to consolidate the derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Action No. 01-3446.

     On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named as defendants PolyMedica, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Arthur A. Siciliano, President, Eric G. Walters, Executive Vice President and Clerk, and five of our directors: Herbert A. Denton, Thomas S. Soltys, Frank LoGerfo, Marcia J. Hooper, and Daniel S. Bernstein. The Complaint alleges that the defendants breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty. The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. Defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs filed an opposition to the motion on March 22, 2002 and defendants filed a reply memorandum on April 19, 2002. The Court heard argument on the motion to dismiss on April 30, 2002. On July 16, 2002, the Court entered an order denying the motion to dismiss.

     On August 8, 2002, defendants filed a motion for reconsideration of the order denying defendants’ motion to dismiss, or, in the alternative, to report the case to the Appeals Court and stay the proceeding. After hearing oral argument, the Court issued an order, on September 16, 2002, in which it refused to reconsider its decision, but reported the case to the Appeals Court and granted defendants’ motion to stay the action. On September 25, 2002, plaintiffs filed a motion for reconsideration of the order staying the proceedings, which they subsequently withdrew on December 26, 2002. On January 23, 2003, the Appeals Court docketed the case under the caption Roberta Casden v. Daniel S. Bernstein and others, No. 2003-P-0107.

     On January 29, 2003, defendants, with plaintiffs’ assent, filed a motion requesting the Appeals Court to grant leave to allow the trial court to correct the docket by adding omitted parties and requesting a stay of appellate proceedings. On January 30, 2003, the Appeals Court granted leave and stayed appellate proceedings until March 3, 2003. On February 3, 2003, defendants and plaintiffs filed a joint motion in the Massachusetts Superior Court for Middlesex County requesting correction of the docket. On February 4, 2003, the Superior Court granted the joint motion to correct the docket. By joint motions of all parties, filed on April 2, 2003 and May 16, 2003, the Appeals Court stayed all appellate proceedings until June 19, 2003.

     The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers are as follows:

Name	Age	Position

Samuel L. Shanaman	62	Lead Director and Interim Chief Executive Officer
John K.P. Stone, III	70	Director, Vice Chairman, General Counsel, and Senior Vice President
Arthur A. Siciliano, Ph.D.	60	President; President, PolyMedica Pharmaceuticals (U.S.A.), Inc.
Eric G. Walters	51	Executive Vice President and Clerk
Warren K. Trowbridge	51	Senior Vice President; President, Liberty Medical Supply, Inc.
Stephen C. Farrell	38	Senior Vice President and Chief Financial Officer

     Mr. Shanaman has been Lead Director and Interim Chief Executive Officer of PolyMedica since August 2002 and has served as a director since November 2001. As well as serving on PolyMedica’s Board, Mr. Shanaman is Managing Director of Logan Enterprises, a private investment venture, and also serves on the Board of Directors of The J. Jill Group, Inc. Mr. Shanaman held a number of positions with The J. Jill Group and its predecessor, DM Management, including President and Chief Executive Officer. Previously Mr. Shanaman was Vice President of Marketing and Field Operations and Chief Financial Officer of Infinet, Inc., a manufacturer and marketer of data communications products and systems utilized in large online networks. Earlier in his career, he was Chief Financial Officer of Nixdorf Computer Corporation and a member of the staff at Arthur Andersen & Company.

     Mr. Stone joined PolyMedica in March 2002 and was appointed a Director, Vice Chairman, General Counsel, and Senior Vice President of PolyMedica in June 2002. Prior to joining PolyMedica, Mr. Stone was a senior partner at Hale and Dorr LLP, a leading Boston based law firm. His corporate law practice focused on emerging companies primarily in the high technology and medical fields and the private and public financing, mergers, acquisitions and strategic relationships of such companies. In his practice, he also assisted companies in structuring, establishing and financing their operations. Mr. Stone has lectured and written on numerous tax, corporate, and international subjects, and is a member of the American and Massachusetts Bar Associations. In addition to serving on PolyMedica’s Board, he currently serves on the Board of Directors of FlexiInternational Software, Inc.

     Dr. Siciliano has been President of PolyMedica since June 1996. Formerly, he served as Executive Vice President from July 1994 to June 1996, as Senior Vice President from January 1993 to July 1994, as Vice President, Pharmaceuticals from July 1991 to January 1993, and as Vice President, Manufacturing from June 1990 to July 1991. From PolyMedica’s inception until June 1990, he served as Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

     Mr. Walters who currently serves as Executive Vice President and Clerk and who formerly served as Chief Financial Officer, has announced his intention to resign from PolyMedica effective August 15, 2003.

     Mr. Trowbridge joined PolyMedica in February 1999 as Chief Operating Officer of Liberty. On May 1, 1999, he was appointed President of Liberty and was also elected Vice President of PolyMedica. Effective May 15, 2002, he was promoted to Senior Vice President of PolyMedica. From December 1997 to February 1999, he served as President, and from November 1994 to December 1997 he served as Executive Vice President of U.S. Operations, for Transworld Healthcare, Inc. an international healthcare company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and Chief Executive Officer of Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

     Mr. Farrell is PolyMedica’s Chief Financial Officer and Senior Vice President, having joined PolyMedica as Treasurer in August 1999. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers, LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of March 31, 2003, our Common Stock was held by 927 holders of record. We believe that the actual number of beneficial owners of our Common Stock is significantly greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in “street name”. Our Common Stock is traded on the Nasdaq National Market under the symbol “PLMD”.

     The following table sets forth the high and low closing sales price per share of Common Stock on the Nasdaq National Market:

	Fiscal Year 2003

	High	Low

4th Quarter	$32.00	$26.65
3rd Quarter	34.00	26.09
2nd Quarter	32.72	23.13
1st Quarter	42.35	23.70

	Fiscal Year 2002

	High	Low

4th Quarter	$25.95	$17.16
3rd Quarter	24.36	14.81
2nd Quarter	48.43	11.25
1st Quarter	40.80	23.31

     On February 13, 2003, we paid a $0.25 per share cash dividend on 12,353,120 common shares outstanding for a total payment of $3.09 million to our common shareholders of record as of the close of business on February 3, 2003. The current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2003 and 2002 and the statements of operations data for the three years ended March 31, 2003 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2001, 2000, and 1999 and the statements of operations data for the two years ended March 31, 2000 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K.

	(In thousands, except per share data)
Year Ended March 31,	2003	2002	2001	2000	1999

Statements of Operations Data:
Net revenues	$356,185	$279,661	$220,046	$156,920	$104,825
Net income	25,632	30,411	22,734	15,119	7,644
Net income per weighted average share, basic	2.09	2.43	1.73	1.37	.86
Net income per weighted average share, diluted	$2.04	$2.38	$1.67	$1.27	$.78
Weighted average shares, basic	12,241	12,506	13,176	11,049	8,898
Weighted average shares, diluted	12,546	12,780	13,596	11,876	9,786

Year Ended March 31,	2003	2002	2001	2000	1999

Pro forma amounts assuming retroactive application of SAB 101(before cumulative effect of changes in accounting principle):
Income before cumulative effect of change in accounting principle	$40,247	$30,411	$29,660	$13,371	$6,185
Income before cumulative effect of change in accounting principle per weighted average share, basic	3.29	2.43	2.26	1.21	.70
Income before cumulative effect of change in accounting principle per weighted average share, diluted	3.21	2.38	2.18	1.13	.63
Cash dividend per share	$0.25	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$27,162	$27,884	$39,571	$40,687	$10,191
Total assets	250,969	224,392	201,564	175,596	112,939
Total liabilities and minority interest	54,294	50,809	42,914	39,446	49,894
Total debt and obligations	4,187	2,227	3,164	3,332	24,666
Shareholders’ equity	$196,675	$173,583	$158,650	$136,150	$63,045

     During the third quarter of fiscal 2003, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), retroactive to April 1, 2002. Effective April 1, 2002, we recorded a goodwill impairment charge of $14.62 million, net of related taxes, or $1.17 per diluted weighted average share, as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. Net income for the fiscal year ended March 31, 2003 included this charge. See Note F to the consolidated financial statements.

     During the fourth quarter of fiscal year 2001, we implemented Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, retroactive to April 1, 2000. Effective April 1, 2000, we recorded a cumulative effect of change in accounting principle of $6.93 million, net of related taxes, or $0.51 per diluted weighted average share, for the adoption of SAB 101. Net income for the fiscal year ended March 31, 2001 included this charge. See Note C to the consolidated financial statements.

     In the fiscal year ended March 31, 2000, net income included a $1.34 million loss, net of related taxes, or $0.12 per diluted weighted average share, related to the loss on retirement of debt.

     On February 13, 2003, we paid a $0.25 per share cash dividend on 12,353,120 common shares outstanding for a total payment of $3.09 million to our common shareholders of record as of the close of business on February 3, 2003. The current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Operating Results

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below in the section titled “Factors Affecting Future Operating Results” in this Annual Report on Form 10-K.

Overview

Business

     PolyMedica is a leading provider of direct-to-consumer medical products, conducting business through its Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. Through our Liberty Diabetes segment we provide diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes and related chronic diseases. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

     PolyMedica’s significant accounting policies are presented within Note B to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, accounts receivable and the allowance for doubtful accounts, inventories, goodwill, advertising, accruals for Medicare adjustments, and uncertainties.

     Revenue Recognition

     We recognize revenue related to product sales to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition is complex and sometimes subjective and therefore may require management’s interpretation. Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. Changes in these factors could affect the timing and amount of revenue and costs recognized.

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

     Inventories

     Inventories are carried at the lower of cost or market value. Market value or the net realizable value to PolyMedica is impacted by the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers of $2.57 million and $3.77 million as of March 31, 2003 and 2002, respectively, is based upon historical experience of collection of documents required to bill Medicare, other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

     Goodwill

     Subsequent to the transitional impairment test, as prescribed under SFAS No. 142, we are required to perform impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. Step one of the impairment test is performed to determine whether an impairment exists, step two of the impairment test is performed to determine the amount of the charge to be recorded as a result of the impairment. See Note F to the consolidated financial statements. In performing impairment tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, estimates of the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist.

     Advertising

     In accordance with Statement of Position 93-7(“SOP 93-7”) we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements, among other things. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies and two years for our respiratory supplies. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For recent developments regarding the application of SOP 93-7, please see Note U to the consolidated financial statements.

     Non-direct response advertising, promotional and marketing costs are charged to earnings in the period in which they are incurred.

     Accruals for Medicare Adjustments

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for Medicare adjustments occur in the normal course of business and are recorded when, based upon our assessment of the facts and circumstance, we believe that the amounts due are probable and estimable.

     Uncertainties

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $9.82 million on legal and accounting fees primarily preparing for and responding to the investigations and the two lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors, which was established to oversee our response to the investigations and the related litigation.

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

     Polymedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 3 of Part I, Legal Proceedings, for a more complete description of these claims.

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

     In addition to those described above, we have certain contingent liabilities, including but not limited to, litigation that arises in the ordinary course of business. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Recent Transactions

     On February 28, 2003, we repurchased 100,000 shares of common stock for $2.90 million or an average price of $29.04 per share. Of the 2,000,000 shares originally authorized by the Board, 629,000 shares remained authorized for repurchase as of March 31, 2003.

     On February 13, 2003, we paid a $0.25 per share cash dividend on 12,353,120 common shares outstanding for a total payment of $3.09 million to our common shareholders of record as of the close of business on February 3, 2003. The current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

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

     We operate from manufacturing and distribution facilities located in Massachusetts and Florida, respectively. Virtually all of our product sales are denominated in U.S. dollars.

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

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

     The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	2003	2002

Net revenues:
Liberty Diabetes	68.7%	74.1%
Liberty Respiratory	21.1	18.7
Pharmaceuticals	10.2	7.2

Total net revenues	100.0	100.0
Cost of sales	35.6	34.9

Gross margin	64.4	65.1
Selling, general and administrative expenses	46.0	47.8

Income from operations	18.4%	17.3%

     Total net revenues increased 27.4% to $356.19 million in the fiscal year ended March 31, 2003, as compared with $279.66 million in the fiscal year ended March 31, 2002. This increase was primarily the result of the growth in revenues from our Liberty Diabetes and Liberty Respiratory segments which increased 18.1% and 43.5%, respectively, in the fiscal year ended March 31, 2003, as compared with the fiscal year ended March 31, 2002.

     Net revenues in the Liberty Diabetes segment increased to $244.68 million in the fiscal year ended March 31, 2003, as compared with $207.26 million in the fiscal year ended March 31, 2002. This growth was due primarily to the growth in our customer base, which grew 23.9% to approximately 545,000 active customers as of March 31, 2003, from approximately 440,000 as of March 31, 2002, primarily as a result of our direct-response advertising spending. Fluctuations in the order volume, order frequency and mix of product for new and existing customers, including those with Type II diabetes, also contributed to the change in net revenues from fiscal 2002 to fiscal 2003.

     Net revenues from our Liberty Respiratory segment increased to $75.13 million in the fiscal year ended March 31, 2003, as compared with $52.36 million in the fiscal year ended March 31, 2002. This increase was due primarily to the growth in our customer base, which grew 37.0% to approximately 63,000 active customers as of March 31, 2003, from approximately 46,000 as of March 31, 2002, as a result of our direct-response advertising spending. Fluctuations in the order volume, order frequency and mix of product for new and existing customers also contributed to the change in net revenues from fiscal 2002 to fiscal 2003.

     Net revenues from our Pharmaceuticals segment increased to $36.38 million in the fiscal year ended March 31, 2003, as compared with $20.04 million in the fiscal year ended March 31, 2002, due primarily to the growth in Liberty Pharmacy sales of prescription oral medications not covered by Medicare. Sales of these products represented 55.3% and 29.1% of total Pharmaceuticals segment net revenues in the fiscal years ended March 31, 2003 and 2002, respectively. We expect this trend of increasing sales from Liberty Pharmacy to continue. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers, and their spouses.

     As a percentage of total net revenues, overall gross margins were 64.4% in the fiscal year ended March 31, 2003 and 65.1% in the fiscal year ended March 31, 2002. Gross margins in the fiscal year ended March 31, 2003 decreased primarily as a result of the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses. As a result, future consolidated earnings growth is projected to be less than future consolidated revenue growth.

     As a percentage of total net revenues, selling, general and administrative expenses were 46.0% in the fiscal year ended March 31, 2003, as compared with 47.8% in the fiscal year ended March 31, 2002. Selling, general and administrative expenses increased by 22.6% in the fiscal year ended March 31, 2003 to $163.77 million, as compared with $133.61 million in the fiscal year ended March 31, 2002. This decrease in selling, general and administrative expense as a percentage of net revenues was primarily attributable to an additional $5.03 million of selling, general and administrative expenses in the fiscal year ended March 31, 2002 in the Liberty Respiratory segment related to the establishment of a reserve for Medicare overpayments, coupled with a $2.32 million decrease in selling, general and administrative expenses in the fiscal year ended March 31, 2003 in the Liberty Respiratory segment related to a reduction in this reserve based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. Other factors that contributed to the change in selling, general and administrative expenses as a percentage of net revenues included approximately $1.17 million more of consolidated legal and related expenses, $1.96 million for termination of employment charges related to the termination of certain executive officers, and $6.15 million more of direct-response advertising amortization in the fiscal year ended March 31, 2003, as compared with the fiscal year ended March 31, 2002. These increases were offset by $1.54 million of goodwill amortization recorded in the fiscal year ended March 31, 2002, that was not recorded in the fiscal year ended March 31, 2003.

     Investment income decreased 77.6% to $247,000 in the fiscal year ended March 31, 2003, as compared with $1.11 million in the fiscal year ended March 31, 2002, due to a lower average cash balance and lower interest rates. Interest expense decreased 12.0% to $146,000 in the fiscal year ended March 31, 2003, as compared with $166,000 in the fiscal year ended March 31, 2002.

     The provision for income taxes was $25.30 million and $18.48 million in the fiscal years ended March 31, 2003 and 2002, respectively, which resulted in an effective tax rate of 38.6% and 37.8% in fiscal years 2003 and 2002, respectively. The effective tax rates in fiscal years 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. We anticipate that the effective tax rate for fiscal year 2004 will be at or near the fiscal 2003 effective tax rate. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying country, state, or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

     The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	2002	2001

Net revenues:
Liberty Diabetes	74.1%	75.8%
Liberty Respiratory	18.7	16.1
Pharmaceuticals	7.2	8.1

Total net revenues	100.0	100.0
Cost of sales	34.9	35.0

Gross margin	65.1	65.0
Selling, general and administrative expenses	47.8	44.3

Income from operations	17.3%	20.7%

     Total net revenues increased by 27.1% to $279.66 million in the fiscal year ended March 31, 2002, as compared with $220.05 million in the fiscal year ended March 31, 2001. This increase was primarily the result of the growth in revenues from our Liberty Diabetes and Liberty Respiratory segments which increased 24.3% and 47.4%, respectively, in the fiscal year ended March 31, 2002, as compared with the fiscal year ended March 31, 2001.

     Net revenues in the Liberty Diabetes segment increased by 24.3% to $207.26 million in the fiscal year ended March 31, 2002, as compared with $166.77 million in the fiscal year ended March 31, 2001. This growth was due primarily to the growth in our customer base as a result of our direct-response advertising spending. Revenue growth was aided by a cost of living adjustment implemented by the government for certain durable medical equipment products, including diabetes test strips, under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which added 3.7% to the revenue of many of our Liberty Diabetes segment products beginning July 1, 2001. In addition, due to the late implementation by the government of the January 1, 2001 cost of living adjustment, which went into effect July 1, 2001, an incremental 3.28% cost of living adjustment was recorded from July 1, 2001 to December 31, 2001. This incremental 3.28% cost of living adjustment ended on December 31, 2001.

     Net revenues from our Liberty Respiratory segment increased 47.4% to $52.36 million in the fiscal year ended March 31, 2002, as compared with $35.52 million in the fiscal year ended March 31, 2001. This increase was due primarily to the growth in our customer base as a result of our direct-response advertising spending.

     Net revenues from our Pharmaceuticals segment increased 12.9% to $20.04 million in the fiscal year ended March 31, 2002, as compared with $17.76 million in the fiscal year ended March 31, 2001, due primarily to the launch of Liberty’s non-Medicare operation, Liberty Pharmacy. Liberty Pharmacy sales represented 29.1% of Pharmaceutical segment net revenues in the fiscal year ended March 31, 2002. This increase in net revenues generated from Liberty Pharmacy was offset by a reduction in net revenues due to the sale of certain assets of our thermometry business in September 2000.

     As a percentage of total net revenues, overall gross margins were 65.1% in the fiscal year ended March 31, 2002 and 65.0% in the fiscal year ended March 31, 2001. Gross margins in the fiscal year ended March 31, 2002 increased slightly due primarily to a cost of living adjustment described above, and increased sales in our higher margin Liberty Respiratory segment, partially offset by a change in the interpretation of the reimbursement formula for albuterol and ipratropium combinations (see Note G to the consolidated financial statements for more details), increasing sales from new business initiatives that have lower margins than our average and a change in the product mix for our Liberty Diabetes and Liberty Respiratory segments.

     As a percentage of total net revenues, selling, general and administrative expenses were 47.8% for the fiscal year ended March 31, 2002, as compared with 44.3% for the fiscal year ended March 31, 2001. Selling, general and administrative expenses increased by 37.0% in the fiscal year ended March 31, 2002 to $133.61 million, as compared with $97.55 million in the fiscal year ended March 31, 2001. This increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to legal and related expenses of $5.06 million pertaining to the previously reported investigations of Liberty and Liberty Home Pharmacy, and a charge of $5.03 million for the establishment of a reserve for Medicare overpayments related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment, in the fiscal year ended March 31, 2002. See Note G to the consolidated financial statements for more information. Selling, general and administrative expenses further increased due to an increase in direct-response advertising amortization of $10.70 million to $30.31 million in the fiscal year ended March 31, 2002, from $19.60 million in the fiscal year ended March 31, 2001. Amortization increased as a result of the growth in the direct-response advertising asset value. See Note B to the consolidated financial statements for more information.

     Investment income decreased 61.5% to $1.11 million in the fiscal year ended March 31, 2002, as compared with $2.87 million in the fiscal year ended March 31, 2001, due to a lower average cash balance and lower interest rates. Interest expense decreased 41.3% to $166,000 in the fiscal year ended March 31, 2002, as compared with $282,000 in the fiscal year ended March 31, 2001, due primarily to the elimination of interest expense on Liberty’s Port St. Lucie facility mortgage as a result of the $1.36 million repayment in December 2000.

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

Liquidity and Capital Resources

     Our business and its sustained growth is currently funded through cash flow from operations. Our cash and cash equivalents balance decreased $722,000 to $27.16 million as of March 31, 2003, due primarily to cash flows generated from operations less cash outflows such as the purchase of property, plant and equipment and investments, the repurchase of our common stock and the payment of cash dividends. Cash flows from operations of $29.45 million for the fiscal year ended March 31, 2003, were generated by income before the cumulative effect of a change in accounting principle of $40.25 million, offset by cash used to fund certain areas of our operations, including an increase in spending for direct-response advertising of $5.93 million to $48.41 million in the fiscal year ended March 31, 2003, as compared with $42.48 million in the fiscal year ended March 31, 2002, to further expand our customer base. An increase in our net accounts receivable balance of $17.11 million to $61.17 million as of March 31, 2003, as compared with $44.06 million as of March 31, 2002, also offset cash flows generated by income before the cumulative effect of a change in accounting principle.

     In the fiscal years ended March 31, 2003 and 2002, we used $23.52 million and $15.23 million of cash for investing activities, respectively. The $8.29 million increase in total cash used for investing activities in the fiscal year ended March 31, 2003, as compared with the fiscal year ended March 31, 2002, was primarily due to the purchase of $1.44 million of investments and a $6.82 million increase in property, plant and equipment purchases related to the construction of two new facilities and the purchase of a building in Port St. Lucie, Florida.

     In the fiscal years ended March 31, 2003 and 2002, we used $6.65 million and $19.36 million of cash for financing activities, respectively. The $12.71 million decrease in total cash used for financing activities in the fiscal year ended March 31, 2003, as compared with the fiscal year ended March 31, 2002, was primarily due to fewer share repurchases. In the fiscal year ended March 31, 2003, we used $3.56 million to repurchase 125,000 shares of our common stock at an average repurchase price of $28.50 per share, as compared with $18.00 million used to repurchase 1,009,000 shares of our common stock at an average repurchase price of $17.84 per share in the fiscal year ended March 31, 2002. This decrease was offset primarily by $3.09 million of cash dividends paid to shareholders of record as of February 3, 2003, in the fiscal year ended March 31, 2003. The current intention of our Board is to pay a cash dividend to shareholders of record on a quarterly basis for the foreseeable future. We expect the quarterly cash dividend payment to average approximately $3.00 million. As of March 31, 2003, 629,000 shares remained authorized for repurchase under the August 2001 authorized share repurchase program. Other financing activities included the payment of capital lease and note payable obligations, amounts set aside for executive deferred compensation plans and proceeds from the issuance of common stock.

     We believe that our cash and cash equivalents balance as of March 31, 2003 of $27.16 million, and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products.

     We have various contractual obligations that affect our liquidity. The following represents our contractual obligations for future annual minimum lease, note payable and rental commitments as of March 31, 2003, under all of our leases, capital and operating and our note payable:

	Capital	Operating	Note
(In thousands)	Leases	Leases	Payable

2004	$513	$1,141	$1,893
2005	298	753	—
2006	202	334	—
2007	165	164	—
2008 and thereafter	54	72	—

Total minimum payments	$1,232	$2,464	$1,893

Advertising

     We have committed to purchasing approximately $5.50 and $4.21 million in the fiscal years ending March 31, 2004 and 2005, respectively, in advertising spots from various television networks. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new customers.

Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value, provided other criteria are met. We have complied with the disclosure requirements of SFAS No. 148.

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 in the quarter ended December 31, 2002 and have complied with the new disclosure requirements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement has not had a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will be adopted, as required, on April 1, 2003. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

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

     Medicare reform proposals

     The United States House of Representatives (“House”) and Senate (“Senate”) are considering Medicare reform and coverage of outpatient prescription drug legislation that include proposals to freeze durable medical equipment (“DME”) payments through 2010, reduce payments for covered outpatient drugs to 85 percent of the average wholesale price (“AWP”) of such drugs, require certain DME to be competitively bid, and implement a competitive acquisition program for outpatient drugs and biologics. If this legislation is enacted, it will likely include one or more of these changes.

     If enacted, these proposals could apply to us. If competitive bidding for DME is enacted, we would begin the process of understanding the bidding requirements and working with the appropriate officials in preparing bids for products that are covered. The other proposals could result in payment reductions for certain products. This legislation is also likely to authorize certain regulatory relief in the administrative process of the Medicare claims and payment rules. It is uncertain at this time whether such legislation will be enacted and become law.

     Inherent reasonableness

     Final regulations have been implemented by the Centers for Medicare and Medicaid Services (“CMS”) that develop a process for identifying whether a payment may be reduced or increased for a category of items or services if it is determined that such payment is grossly deficient or excessive. The process set forth in these regulations could affect the payment for the items that we provide.

Litigation may materially adversely affect us

     PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 3 of Part I, Legal Proceedings, for a more complete description of these claims.

We could experience significantly reduced profits as the result of an unfavorable outcome to current governmental investigations

     The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

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

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

Geopolitical events may reduce our ability to obtain favorable advertising rates for our direct-response advertising efforts, which may adversely affect our operating results

     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage on the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new customers. Such geopolitical events may continue in the foreseeable future and may have a negative impact on our results of operations.

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our respiratory supplies, could result in accelerated charges against our earnings. For recent developments regarding the accounting treatment of our advertising costs, please see Note U to our consolidated financial statements. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

Our stock price could be volatile

     The trading price of our common stock has been volatile and is likely to continue to be volatile. The stock market in general, and the market for healthcare-related companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. Investors may not be able to sell their common stock at or above the price at which they purchased the stock. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors’ perceptions of us and general economic, industry and market conditions.

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

We could experience a charge to earnings as a result of an impairment of our goodwill

     We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The valuation of our goodwill is based upon the results of these impairment tests. Changes in assumptions used and forecasted results of operations of the reporting unit carrying goodwill, could affect the quantification of an impairment value, should one exist.

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

We could lose customers and revenues to new or existing competitors

     Competition from other sellers of products offered through our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.

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

We could have difficulty selling our pharmaceuticals products if we cannot maintain and expand our sales to distributors

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

-	changes in reimbursement guidelines and amounts;

-	changes in regulations affecting the healthcare industry;

-	the timing of customer orders;

-	the timing and cost of our advertising campaigns;

-	the timing of the introduction or acceptance of new products offered by us or our competitors; and

-	changes in the mix and costs of our products.

-	Product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

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

We may issue preferred stock with rights senior to the common stock

     Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock without shareholder approval. The shares may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board in its sole discretion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own certain money market funds, commercial bonds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

		Page

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	Report of Independent Accountants	26

	Consolidated Balance Sheets as of March 31, 2003 and 2002	27

	Consolidated Statements of Operations for the years ended March 31, 2003, 2002, and 2001	28

	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2003, 2002, and 2001	29

	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001	30

	Notes to Consolidated Financial Statements	31

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

	The following consolidated financial statement schedule is included in Item 16(d):

	Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PolyMedica Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(a)(2) presents fairly, in all material respects, the information set forth therein read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note F to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002. As discussed in Note C to the consolidated financial statements, during the year ended March 31, 2001 the Company changed its method of recognizing revenue.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 21, 2003, except for Note U as to
which the date is June 20, 2003

PolyMedica Corporation
(In thousands, except share and per share amounts)

Consolidated Balance Sheets

	March 31,	March 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$27,162	$27,884
Investments	1,442	—
Accounts receivable (net of allowances of $22,556 and $15,539 as of March 31, 2003 and 2002, respectively)	61,168	44,059
Inventories	18,850	21,663
Deferred income taxes (Note N)	13,960	10,622
Prepaid expenses and other current assets	3,438	1,727

Total current assets	126,020	105,955
Property, plant, and equipment, net	53,304	34,603
Goodwill (Note F)	5,946	29,748
Intangible assets, net	108	698
Direct response advertising, net	64,061	52,112
Other assets	1,530	1,276

Total assets	$250,969	$224,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,576	$10,270
Accrued expenses (Note G)	17,003	17,788
Current portion, capital lease obligations and note payable (Note I)	2,310	742

Total current liabilities	31,889	28,800
Long-term note payable, capital lease and other obligations (Note I)	1,877	1,485
Deferred income taxes (Note N)	20,528	20,524

Total liabilities	54,294	50,809
Commitments and contingencies (Note I)
Shareholders’ equity (Note M):
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 13,314,982 and 13,300,477 shares issued as of March 31, 2003 and 2002, respectively	133	133
Treasury stock, at cost (1,029,393 and 1,143,158 shares as of March 31, 2003 and 2002, respectively)	(21,067)	(22,185)
Deferred compensation	(54)	—
Additional paid-in capital	119,375	119,891
Retained earnings	98,288	75,744

Total shareholders’ equity	196,675	173,583

Total liabilities and shareholders’ equity	$250,969	$224,392

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
(In thousands, except per share amounts)

Consolidated Statements of Operations

Year Ended March 31,	2003	2002	2001

Net revenues	$356,185	$279,661	$220,046
Cost of sales	126,844	97,519	76,973

Gross margin	229,341	182,142	143,073
Selling, general and administrative expenses	163,768	133,609	97,554

Income from operations	65,573	48,533	45,519
Other income and expense:
Investment income	247	1,105	2,867
Interest and other expense	(272)	(180)	(348)
Minority interest	—	(564)	(733)

	(25)	361	1,786
Income before income taxes	65,548	48,894	47,305
Income tax provision	25,301	18,483	17,645

Income before cumulative effect of change in accounting principle	40,247	30,411	29,660
Cumulative effect of change in accounting principle, net of taxes of $9,187 and $4,121	(14,615)	—	(6,926)

Net income	$25,632	$30,411	$22,734

Income per weighted average share before cumulative effect of change in accounting principle:
Basic	$3.29	$2.43	$2.26
Diluted	$3.21	$2.38	$2.18
Cumulative effect of change in accounting principle:
Basic	$(1.20)	$—	$(.53)
Diluted	$(1.17)	$—	$(.51)
Net income per weighted average share:
Basic	$2.09	$2.43	$1.73

Diluted	$2.04	$2.38	$1.67

Weighted average shares, basic	12,241	12,506	13,176
Weighted average shares, diluted	12,546	12,780	13,596

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Shareholders’ Equity
for the years ended March 31, 2001, 2002, and 2003
(Dollars in thousands)

	Common stock		Treasury stock

	Number of		Number of
	shares	Amount	shares	Amount

Balance at March 31, 2000	13,108,667	$131	(2,203)	$(68)
Exercise of stock options	155,476	2	33,878	1,183
Repurchase of common stock			(237,000)	(6,641)
Tax benefit from stock options exercised
Issuance of common stock under the 1992 Employee Stock Purchase Plan	11,850
Net income

Balance at March 31, 2001	13,275,993	133	(205,325)	(5,526)
Exercise of stock options, net of receipt of 19,242 shares for exercises			71,167	1,343
Repurchase of common stock			(1,009,000)	(18,002)
Tax benefit from stock options exercised
Issuance of common stock under the 1992 Employee Stock Purchase Plan	24,484
Contribution of minority interests
Net income

Balance at March 31, 2002	13,300,477	133	(1,143,158)	(22,185)
Exercise of stock options			217,640	4,266
Repurchase of common stock			(125,000)	(3,563)
Tax benefit from stock options exercised
Issuance of common stock under the 1992 Employee Stock Purchase Plan	14,505		11,005	215
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan			10,120	200
Dividends declared and paid out on common stock (Note M)
Net income

Balance at March 31, 2003	13,314,982	$133	(1,029,393)	$(21,067)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional			Total
	paid - in	Deferred	Retained	shareholders’
	capital	compensation	earnings	equity

Balance at March 31, 2000	$113,488		$22,599	136,150
Exercise of stock options	808			1,993
Repurchase of common stock				(6,641)
Tax benefit from stock options exercised	4,087			4,087
Issuance of common stock under the 1992 Employee Stock Purchase Plan	327			327
Net income			22,734	22,734

Balance at March 31, 2001	118,710		45,333	158,650
Exercise of stock options, net of receipt of 19,242 shares for exercises	(1,231)			112
Repurchase of common stock				(18,002)
Tax benefit from stock options exercised	620			620
Issuance of common stock under the 1992 Employee Stock Purchase Plan	423			423
Contribution of minority interests	1,369			1,369
Net income			30,411	30,411

Balance at March 31, 2002	119,891		75,744	173,583
Exercise of stock options	(2,452)			1,814
Repurchase of common stock				(3,563)
Tax benefit from stock options exercised	1,562			1,562
Issuance of common stock under the 1992 Employee Stock Purchase Plan	253			468
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan	121	(54)		267
Dividends declared and paid out on common stock (Note M)			(3,088)	(3,088)
Net income			25,632	25,632

Balance at March 31, 2003	$119,375	$(54)	$98,288	$196,675

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
(In thousands)

Consolidated Statements of Cash Flows

Year Ended March 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$25,632	$30,411	$22,734
Adjustments to reconcile net income to net cash flows:
Impairment of goodwill, net	14,615	—	—
Depreciation and amortization	6,250	5,733	5,214
Amortization of direct-response advertising	36,460	30,306	19,604
Direct-response advertising expenditures	(48,409)	(42,478)	(31,467)
Minority interest	—	564	662
Deferred income taxes	5,853	1,909	(1,533)
Tax benefit from stock options exercised	1,562	620	4,087
Provision for bad debts	25,901	21,000	15,530
Provision for sales allowances/returns	16,775	12,525	11,899
Stock-based compensation	267	—	—
Other	126	32	674
Changes in assets and liabilities:
Accounts receivable	(59,785)	(45,615)	(19,635)
Inventories	2,813	1,128	(15,209)
Prepaid expenses and other assets	(1,553)	(997)	604
Accounts payable	2,306	(2,848)	(969)
Accrued expenses and other liabilities	636	10,609	2,429

Total adjustments	3,817	(7,512)	(8,110)

Net cash flows from operating activities	29,449	22,899	14,624

Cash flows from investing activities:
Purchase of investments	(1,442)	(5,499)	(20,300)
Proceeds from the sale of investments	—	5,499	20,300
Proceeds from sale of certain assets	—	—	1,300
Investment in other assets	—	—	(200)
Purchase of property, plant, and equipment	(22,076)	(15,251)	(8,912)
Proceeds from sale of equipment	1	22	72

Net cash flows from investing activities	(23,517)	(15,229)	(7,740)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,282	532	2,320
Repurchase of common stock	(3,563)	(18,002)	(6,641)
Contributions to deferred compensation plans	(1,384)	(1,125)	(1,768)
Payment of dividends declared on common stock	(3,088)	—	—
Payment of obligations under capital leases and note payable	(901)	(762)	(1,911)

Net cash flows from financing activities	(6,654)	(19,357)	(8,000)

Net decrease in cash and cash equivalents	(722)	(11,687)	(1,116)
Cash and cash equivalents at beginning of year	27,884	39,571	40,687

Cash and cash equivalents at end of year	$27,162	$27,884	$39,571

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$146	$166	$293
Income taxes paid	19,763	17,677	9,617
Assets purchased under capital lease or note payable	2,452	642	116
Disposal of equipment	346	135	523

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements

A.          Nature of Business:

     PolyMedica Corporation (“PolyMedica”) was incorporated as Emerging Sciences, Inc. in Massachusetts on November 16, 1988, and commenced commercial operations in October 1989. In July 1990, PolyMedica changed its name to PolyMedica Industries, Inc. and in August 1996, purchased Liberty, a diabetes supply company. In July 1997, PolyMedica sold certain assets of its U.S. and U.K. professional wound care operations and in September 1997, changed its name to PolyMedica Corporation. PolyMedica and its subsidiaries operate from manufacturing, distribution, and laboratory facilities located in Massachusetts and Florida.

     Through our Liberty Diabetes segment we provide direct-to-consumer diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes and related chronic diseases. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

B.          Summary of Significant Accounting Policies:

Basis of Consolidation

     The consolidated financial statements include the accounts of PolyMedica and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2003, all of PolyMedica’s subsidiaries were wholly owned.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowance for doubtful accounts and sales returns, valuation of inventory, goodwill, direct-response advertising, accrued expenses, accruals for Medicare adjustments, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates.

Uncertainties

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $9.82 million on legal and accounting fees primarily preparing for and responding to the investigations and the two lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors, which was established to oversee our response to the investigations and the related litigation.

     Polymedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations.

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

PolyMedica Corporation
Notes to Consolidated Financial Statements

determination could have a material effect on our financial position and results of operations. At this time, we cannot accurately predict the outcome of these proceedings, and have therefore not recorded any charges relating to their outcome.

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

     In addition to those described above, we have certain contingent liabilities, including but not limited to, litigation that arises in the ordinary course of business. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Cash and Cash Equivalents and Investments

     Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), we have classified short-term investments as available for sale, with any difference between amortized cost and fair value, net of tax effect, shown as a separate component of shareholders’ equity. We consider all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. We place our cash and cash equivalents and investments with high-credit-quality financial institutions. We invested primarily in commercial paper and bonds with initial maturities of less than 90 days and one year, respectively. All investments held as of March 31, 2003 and 2002, excluding investments held in our executive deferred compensation plans (“the Plans”), have been classified as cash equivalents or investments and are reported at amortized cost, which approximates fair value. Realized and unrealized gains on investments were not material for any period presented. The investments held in the Plans, which are accounted for pursuant to SFAS No. 115 have been classified as trading, are included in long-term other assets and are recorded at fair value. As of March 31, 2003 the fair value of these investments was not materially different from cost.

Accounts Receivable and Allowance for Doubtful Accounts

     The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers and our historical collection experience. Allowances are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. Estimates are based on historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category.

Inventories

     The gross value of inventories is based on the lower of cost (first-in, first-out method) or market. The carrying value of inventories is based on the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers is based upon historical experience of collection of documents required to bill Medicare, other third-party payers, and customers.

Other Assets

     Included in other assets are restricted investments of $1.28 million and $868,000 as of March 31, 2003 and 2002, respectively, which represent amounts set aside by PolyMedica under executive deferred compensation plans (the “Plans”). The related liability is included in long-term liabilities (“long-term note payable, capital lease and other obligations” as captioned on the balance sheet). Changes in the fair value of investments held in the Plans are recorded as investment income or loss (“investment income” as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities (“long-term note payable, capital lease and other obligations” as captioned on the balance sheet). As of March 31, 2003, the fair value of these investments was not materially different from cost. In the fiscal years ended March 31, 2003 and 2002, $854,000 and $1.88 million, respectively, was paid directly to certain beneficiaries from the Plans. Amounts set aside for the Plans in the fiscal years ended March 31, 2003 and 2002 totaled $1.38 million and $1.13 million, respectively.

     The investments held in the Plans, which are accounted for pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” have been classified as trading, are included in other assets, and are recorded at fair value.

Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets which is 30 years for buildings and ranges from five to twelve years for office equipment,

PolyMedica Corporation
Notes to Consolidated Financial Statements

furniture and fixtures, computer equipment and software, laboratory equipment, commercial vehicles, and manufacturing equipment. Amortization of leasehold improvements is computed using the straight-line method based on estimated useful lives or terms of the lease, whichever is shorter. Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not depreciated until placed in service.

Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. We expense in the period advertising that does not meet the capitalization requirements of SOP 93-7.

     Direct-response advertising and related costs for our respiratory supplies, included in the Liberty Respiratory segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two-year period.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented (in thousands):

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2003	2002	2001

Capitalized direct-response advertising	$48,409	$42,478	$31,466
Direct-response advertising amortization	36,460	30,306	19,604

Increase in direct-response advertising asset, net	$11,949	$12,172	$11,862
Beginning direct-response advertising asset, net	52,112	39,940	28,078

Ending direct-response advertising asset, net	$64,061	$52,112	$39,940

Intangible Assets

     We capitalize and include in intangible assets the costs of acquiring patents on our products, customer lists, covenants-not-to-compete, and goodwill, which is the cost in excess of the fair value of the net assets of acquired companies and product lines. All amortization is computed on a straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. Customer lists and covenants-not-to-compete are amortized over seven and ten years, respectively. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Ratable amortization of goodwill was replaced with tests of the goodwill’s impairment at various periods, specifically upon adoption of SFAS No. 142, annually, and as a result of a specific event or activity. Intangible assets other than goodwill are amortized over their useful lives.

Long-lived Assets

     Management’s policy is to evaluate the recoverability of its long-lived assets, including intangible assets, when the facts and circumstances suggest that these assets may be impaired. The test of such recoverability is a comparison of the book

PolyMedica Corporation
Notes to Consolidated Financial Statements

value of the asset to expected cumulative (undiscounted) operating cash flows resulting from the underlying asset over its remaining life. If the book value of the long-lived asset exceeds undiscounted cumulative operating cash flows, the write-down is computed as the excess of the asset over the present value of the operating cash flow discounted at our weighted average cost of capital over the remaining amortization period.

Revenue Recognition

          We recognize revenue related to product sales to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for product shipments for which we have not yet received the required written forms, until the period in which those documents are collected and verified.

          Revenue for Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. We exclude from revenue amounts billed in excess of the government-determined reimbursement prices. As a result, our contractual allowances are immaterial. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable supplies and we bill the remaining balance to either third-party payers or directly to customers.

          Approximately $246.21 million, $196.80 million and $151.42 million of net revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

          Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. During the fiscal years ended March 31, 2003, 2002 and 2001, we provided for sales allowances at a rate of approximately 4.5%, 4.3% and 5.4% of gross revenues, respectively.

Cost of Sales

          Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our facility and shipping and handling fees.

Marketing and Promotional Costs

          Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in which they are incurred, which amounted to $2.41 million, $2.16 million and $2.21 million in the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

Income Taxes

          We recognize deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

Earnings per Weighted Average Share

          Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. APB No. 25 does not require employee options to be expensed when granted with an exercise price equal to fair market value, provided other criteria are met.

     The following is a reconciliation of net income per weighted average share had we adopted SFAS No. 123 (table in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Net income	$25,632	$30,411	$22,734
Add back: Stock compensation costs, net of tax, on options granted below fair market value	158	—	—
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(5,079)	(6,110)	(5,407)

Adjusted net income	$20,711	$24,301	$17,327

Weighted average shares, basic	12,241	12,506	13,176
Weighted average shares, diluted	12,546	12,780	13,596
Net income per weighted average share, basic, as reported	$2.09	$2.43	$1.73
Net income per weighted average share, diluted, as reported	$2.04	$2.38	$1.67
Adjusted net income per weighted average share, basic	$1.69	$1.94	$1.32
Adjusted net income per weighted average share, diluted	$1.65	$1.90	$1.27

     The fair value of each option granted during fiscal years 2003, 2002, and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	2.91%	None	None
Expected volatility	89.73%	85.00%	85.00%
Risk-free interest rate	2.17%	4.30%	5.90%
Expected life	4.0	3.6	4.0

PolyMedica Corporation
Notes to Consolidated Financial Statements

Weighted-average fair value of options granted at fair value during:

2003	$15.39
2002	14.05
2001	26.86

Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We have complied with the disclosure requirements of SFAS No. 148.

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 in the quarter ended December 31, 2002 and have complied with the new disclosure requirements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement has not had a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-

PolyMedica Corporation
Notes to Consolidated Financial Statements

lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will be adopted, as required, on April 1, 2003. We do not expect adoption of this statement to have a material impact on our financial position or results of operations.

Reclassifications

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

C.          Adoption of SAB 101:

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, subsequently updated by SAB 101A and SAB 101B (“SAB 101”). SAB 101 summarizes certain areas of the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Historically, we recognized revenue upon receipt of a customer order and shipment of the related product, provided that the required verbal authorizations had been received. Under the new accounting method adopted retroactive to April 1, 2000, revenue related to product shipments to customers who have placed orders is recognized upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers.

     We delay revenue recognition for product shipments for which we have not yet received the required written forms until the period in which those documents are collected and verified. During the fourth quarter ended March 31, 2001, we implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $6.93 million (net of income taxes of $4.12 million), or $0.51 per diluted weighted average share, which was applied retroactively as of April 1, 2000 and is included in income for the fiscal year ended March 31, 2001.

D.          Inventories:

     (In thousands)

     Inventories consist of the following:

	March 31,	March 31,
	2003	2002

Raw materials	$1,453	$616
Work in process	480	832
Finished goods	16,917	20,215

	$18,850	$21,663

     Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers, and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of March 31, 2003 and 2002 is $2.57 million and $3.77 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the required written documents, if applicable, to bill Medicare, other third-party payers, and customers and recognize revenue.

PolyMedica Corporation
Notes to Consolidated Financial Statements

E.          Property, Plant, and Equipment:

     (In thousands)

     Property, plant, and equipment consists of the following:

	March 31,	March 31,
	2003	2002

Furniture, fixtures, and office equipment	$7,690	$3,933
Computer equipment and software	21,826	14,192
Buildings	21,201	9,330
Land	6,120	3,588
Manufacturing equipment	2,025	1,871
Leasehold improvements	1,876	1,426
Laboratory equipment	573	331
Commercial vehicles	60	55
Construction in process	7,140	9,603

	68,511	44,329
Less accumulated depreciation and amortization	(15,207)	(9,726)

	$53,304	$34,603

     Depreciation and amortization expense for property, plant, and equipment for the fiscal years ended March 31, 2003, 2002 and 2001 was approximately $5.66 million, $3.46 million, and $2.94 million, respectively. In the fiscal year ended March 31, 2003, we completed construction of a new distribution center and respiratory supplies facility and purchased a building in Port St. Lucie, Florida for the purpose of supporting the growth in our Florida businesses. In the fiscal years ended March 31, 2003 and 2002, $2.45 million and $642,000, respectively, of assets classified in computer equipment and software, furniture, fixtures and office equipment and laboratory equipment were acquired through capital lease obligations or a note payable.

F.          Goodwill and Other Intangible Assets:

     In July 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic impairment tests of the goodwill and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by PolyMedica on April 1, 2002.

     Effective April 1, 2002, in accordance with the provisions of SFAS No. 142, we ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. Under the first step, an entity’s net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step compares the carrying amount of the goodwill to the implied residual value of the goodwill. The implied residual value of goodwill is determined by allocating the estimated fair value of a reporting unit to the estimated fair value of the reporting unit’s assets and liabilities, including identifiable intangible assets, with the residual amount being the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill.

PolyMedica Corporation
Notes to Consolidated Financial Statements

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

     Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica’s acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of December 31, 2002 was $1.00 million. Including the amount of goodwill recorded in our Liberty Diabetes segment, which was not considered to be impaired under our transitional impairment test, PolyMedica’s total goodwill as of March 31, 2003 was $5.95 million.

     In performing the transitional impairment test, we made certain estimates and assumptions which included the allocation of certain assets and liabilities to our reporting units, estimates of our reporting units’ fair values and the related fair value of certain reporting units’ assets and liabilities. We estimated the fair value of our reporting units and certain intangible assets calculating the present value of expected future cash flows using a discount rate of approximately 15%.

     As a result of adopting SFAS No. 142 effective April 1, 2002, approximately $1.54 million of goodwill amortization was not recognized in the fiscal year ended March 31, 2003, where $1.54 million and $1.54 million were recognized in the fiscal years ended March 31, 2002 and 2001, respectively.

     Subsequent to the transitional impairment test, we are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     The following is a reconciliation of reported income before cumulative effect of change in accounting principle to adjusted income before cumulative effect of change in accounting principle and reported income per weighted average share before cumulative effect of change in accounting principle to adjusted income per weighted average share before cumulative effect of change in accounting principle had SFAS No. 142 been in effect for the fiscal years ended March 31, 2002 and 2001, respectively:

	Year Ended	Year Ended
(in thousands except per share amounts)	March 31, 2002	March 31, 2001

Income before cumulative effect of change in accounting principle	$30,411	$29,660
Add back: Impact of goodwill amortization, net of tax benefit of $583 and $575 for the fiscal years ended March 31, 2002 and 2001, respectively	959	967

Adjusted net income	$31,370	$30,627

Income before cumulative effect of change in accounting principle per share, basic	$2.43	$2.26
Add back: Impact of goodwill amortization, net of taxes	0.08	0.07

Adjusted income before cumulative effect of change in accounting principle per share, basic	$2.51	$2.33

Income before cumulative effect of change in accounting principle per share, diluted	$2.38	$2.18
Add back: Impact of goodwill amortization, net of taxes	0.08	0.07

Adjusted income before cumulative effect of change in accounting principle per share, diluted	$2.46	$2.25

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets as of March 31, 2003 and 2002, by reportable segment, were as follows:

	March 31,	March 31,
(in thousands)	2003	2002

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer list	$1,816	$1,816
Accumulated amortization	(1,708)	(1,448)

	$108	$368

Pharmaceuticals:
Goodwill	$995	$24,797

Covenant not to compete	$6,800	$6,800
Accumulated amortization	(6,800)	(6,470)

	$—	$330

Total consolidated goodwill	$5,946	$29,748

Total amortizable intangible assets	$8,616	$8,616
Total accumulated amortization	(8,508)	(7,918)

	$108	$698

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Amortization expense for intangible assets was approximately $590,000, $736,000 and $736,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. As of March 31, 2003, amortization expense on existing intangibles for the next five fiscal years is expected to be as follows (table in thousands):

Fiscal year 2004	$108
Fiscal year 2005	—
Fiscal year 2006	—
Fiscal year 2007	—
Fiscal year 2008	—

$108

G.          Accrued Expenses:
     (In thousands)

     Accrued expenses consist of the following:

	March 31,	March 31,
	2003	2002

Salaries and benefits	$8,641	$7,224
Inventory receipts	125	1,745
Property, plant and equipment purchases	185	1,539
Amounts reserved for overpayments by Medicare and others	4,941	4,798
Other	3,111	2,482

	$17,003	$17,788

     Amounts reserved for overpayments by Medicare and others represent amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries that arise in the normal course of business as well as those related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. When we established the reserve in the fiscal year ended March 31, 2002, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001. In the fiscal year ended March 31, 2003, we recorded a benefit of $2.32 million related to a reduction in this reserve following a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper.

H.          Long-Term Debt:

     Mortgage

     To support the growth of Liberty, in May 1999 we purchased a 72,000 square foot building in Port St. Lucie, Florida for $2.0 million, financed by a $1.4 million mortgage. In December 2000, we repaid all amounts owed under the mortgage, consisting of $1.34 million of principal and $15,000 of interest including the settlement of an interest rate swap.

I.          Commitments and Contingencies:

     Operating leases

     We lease our facilities and certain equipment under operating leases expiring through fiscal year 2008. Rental expense under these leases amounted to approximately $1.35 million, $1.40 million, and $1.41 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

     Capital leases

     We have various capital lease agreements for computer equipment and software, furniture, fixtures and office equipment and laboratory equipment. These obligations extend through fiscal

PolyMedica Corporation
Notes to Consolidated Financial Statements

year 2008. Most leases contain renewal options or options to purchase at fair market value and 18 contain bargain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

	March 31,	March 31,
(in thousands)	2003	2002

Computer equipment and software	$2,104	$2,143
Furniture, fixtures, and office equipment	1,137	757
Laboratory equipment	109	109

	3,350	3,009
Less accumulated depreciation	(1,932)	(1,370)

Net assets	$1,418	$1,639

     Future annual minimum lease and rental commitments as of March 31, 2003, under all of our leases, capital and operating, are:

	Capital	Operating
(In thousands)	Leases	Leases

2004	$513	$1,141
2005	298	753
2006	202	334
2007	165	164
2008 and thereafter	54	72

Total minimum payments	1,232	$2,464

Less amounts representing interest	(217)

Present value of net payments	1,015
Less current portion capital lease obligation	(417)

Long-term capital lease obligation	$598

     Note payable

     We have a $1.89 million note payable as of March 31, 2003 related to the purchase of $2.00 million of computer equipment and software. We are scheduled to repay this obligation in three quarterly installments of $631,000 in the first three quarters of fiscal 2004.

     Advertising

     We have committed to purchasing approximately $5.50 and $4.21 million in the fiscal years ending March 31, 2004 and 2005, respectively, in advertising spots from various television networks. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new customers.

     Contingencies

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $9.82 million on legal and accounting fees primarily preparing for and responding to the investigations and the two lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors, which was established to oversee our response to the investigations and the related litigation.

     Polymedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the

PolyMedica Corporation
Notes to Consolidated Financial Statements

actions in which it is a defendant and intends to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations.

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

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

     In addition to those described above, we have certain contingent liabilities, including but not limited to, litigation that arises in the ordinary course of business. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

J.          Minority Interest:

     Minority interest in the consolidated balance sheets of $805,000 as of March 31, 2001, represented the ownership interests in certain subsidiaries of PolyMedica purchased and held by certain Company executives. The minority interest amounts in the consolidated statements of operations of $564,000 and $733,000 for the fiscal years ended March 31, 2002 and 2001, respectively, represented the percentage of these subsidiaries’ results allocated to these minority interests. All outstanding minority interests in PolyMedica’s subsidiaries previously held by certain Company executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost on February 12, 2002 and were classified as additional paid in capital in the shareholders’ equity section of our consolidated balance sheets as of March 31, 2003 and 2002. As a result of these transactions, there were no outstanding minority interests in any of PolyMedica’s subsidiaries as of March 31, 2003 and 2002.

K.          Comprehensive Income:

     Our total net income and comprehensive income were $25.63 million, $30.41 million and $22.73 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

L.          Income before Cumulative Effect of Change in Accounting Principle per Share:

     Calculations of income before cumulative effect of change in accounting principle per weighted average share are as follows:

	Fiscal Year Ended March 31,

(In thousands except per share data)	2003	2002	2001

Income before cumulative effect of change in accounting principle	$40,247	$30,411	$29,660
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	12,241	12,506	13,176
Income before cumulative effect of change in accounting principle per weighted average share, basic	$3.29	$2.43	$2.26

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Fiscal Year Ended March 31,

(In thousands except per share data)	2003	2002	2001

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	12,241	12,506	13,176
Weighted average dilutive common stock equivalents	305	274	420

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock, end of period	12,546	12,780	13,596
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$3.21	$2.38	$2.18

     Options to purchase 727,927, 1,055,207, and 649,255 shares of common stock were outstanding as of March 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

M.          Shareholders’ Equity:

     On September 12, 2002, the Board adopted a shareholder rights plan (“the Plan”) declaring a dividend of one Right for each outstanding share of our common stock to stockholders of record at the close of business on September 24, 2002. The Plan provides our shareholders with the opportunity to vote to either remove the Plan or keep it in place at the first annual meeting following resolution of the current ongoing investigations discussed in Note I. The Plan is intended to protect and maximize the value of shareholders’ interests in the event of an unsolicited offer.

     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market, with any shares repurchased to be held in treasury. In August 2001, the Board authorized the repurchase of an additional 1,000,000 shares. In the fiscal years ended March 31, 2003, 2002, and 2001, 125,000 shares, 1,009,000 shares and 237,000 shares, respectively, were repurchased under this program for $3.56 million, $18.00 million and $6.64 million, respectively. The average price per share for these repurchases was $28.50, $17.84 and $28.02 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. The purpose of this repurchase program is, in part, to provide shares of common stock for issuance pursuant to the 1992 and 2001 Employee Stock Purchase Plans.

     On February 13, 2003, we paid a $0.25 per share cash dividend on 12,353,120 common shares outstanding for a total payment of $3.09 million to our common shareholders of record as of the close of business on February 3, 2003. The current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

N.          Income Taxes:

     Income before income taxes was generated as follows in the fiscal years ended March 31:

(In thousands)	2003	2002	2001

United States	$65,548	$48,894	$47,313
Foreign	—	—	(8)

	$65,548	$48,894	$47,305

PolyMedica Corporation
Notes to Consolidated Financial Statements

     The provision for income taxes consists of the following for the fiscal years ended March 31:

(In thousands)	2003	2002	2001

Federal - current	$16,932	$13,639	$16,753
- deferred	5,167	3,246	(1,056)

	22,099	16,885	15,697
State - current	2,171	1,552	2,425
- deferred	1,031	46	(477)

	3,202	1,598	1,948

Total Federal and State	$25,301	$18,483	$17,645

     A reconciliation between our effective tax rate for operations and the U.S. statutory rate is as follows:

	2003	2002	2001

U. S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S Federal Income Tax effect	3.22	2.1	2.7
Other	.38	.7	(.4)

Effective tax rate	38.6%	37.8%	37.3%

     The following is a summary of the significant components of our deferred tax assets and liabilities as of March 31, 2003 and 2002:

(In thousands)	2003	2002

Deferred tax assets (liabilities) – current:
Allowance for doubtful accounts	$6,842	$4,685
Inventory shipped to customers	3,031	4,132
Sales return reserve	1,455	1,317
Accrued expenses	1,262	293
Inventory reserves	728	384
Other	642	(189)

Net deferred tax asset – current	$13,960	$10,622

Deferred tax assets (liabilities) – long term:
Goodwill and intangible assets, net	$5,035	$(2,938)
Property, plant and equipment, net	(2,222)	(1,079)
Direct-response advertising, net	(23,658)	(19,245)
Accrued expenses	—	1,772
Other	317	966

Net deferred tax liability – long term	$(20,528)	$(20,524)

PolyMedica Corporation
Notes to Consolidated Financial Statements

O.          Major Customers:

     For the fiscal years ended March 31, 2003, 2002, and 2001, no customer represented more than 10% of our consolidated revenues. As of March 31, 2003 and 2002, the amounts included in billed accounts receivable due from Medicare were $28.15 million and $19.40 million, respectively.

P.          Stock Options:

     Effective September 2000, PolyMedica’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), which replaced the 1998 Stock Incentive Plan (the “1998 Plan”) (collectively, the “Plans”). The 2000 Plan provides for the grant to certain individuals of stock options to purchase up to 2,300,000 shares of our common stock. At the Annual Meeting of Stockholders held on September 12, 2002, an amendment was approved to increase the number of authorized shares of common stock available under the 2000 Plan to 2,300,000 shares from 1,800,000.

     Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, we derive a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, we derive a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. The tax benefit from these deductions is recognized as additional paid-in capital. Options are typically granted with ten-year lives subject to Board approval and vest over periods ranging from one to four years.

     Option activity under the Plans is as follows:

		Weighted Average
	Option Shares	Option Price

Outstanding, March 31, 2000	948,451	$11.29

Granted	667,700	41.38
Exercised	(189,354)	10.54
Cancelled	(15,484)	14.83

Outstanding, March 31, 2001	1,411,313	$25.59

Granted	620,750	23.54
Exercised	(90,409)	6.10
Cancelled	(10,903)	17.13

Outstanding, March 31, 2002	1,930,751	$25.89

Granted	428,489	26.98
Exercised	(227,760)	7.96
Cancelled	(23,249)	34.45

Outstanding, March 31, 2003	2,108,231	$27.96

PolyMedica Corporation
Notes to Consolidated Financial Statements

     As of March 31, 2003, 1,582,183 shares were exercisable and 526,048 will vest principally over three years under the Plans. There were 613,261 shares remaining as of March 31, 2003 that were authorized for future option grants under the 2000 Plan. The weighted-average price of exercisable shares as of March 31, 2003 was $28.03.

     As of March 31, 2002 and 2001, 1,416,609 and 936,168 shares, respectively, were exercisable under the Plans.

     Summarized information about stock options outstanding as of March 31, 2003, is as follows:

	Number of	Weighted Avg.		Number of Options	Weighted Avg.
Range of Exercise	Options	Remaining	Weighted Avg.	Outstanding -	Exercise - Price
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable
$3.88–4.64	17,267	3.65	$4.26	17,267	$4.26
$5.38–7.75	106,587	5.43	$7.41	106,587	$7.41
$8.63–11.88	120,690	4.65	$11.38	120,690	$11.38
$13.50–20.06	294,801	3.51	$18.21	219,237	$17.60
$21.13–30.45	917,140	8.54	$26.59	501,453	$25.41
$35.00–41.50	651,746	7.48	$41.34	616,949	$41.36

	2,108,231			1,582,183

     Employee Stock Purchase Plan

     Under PolyMedica’s 1992 and 2001 Employee Stock Purchase Plans (the “ESPP Plans”), an aggregate of 281,972 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. Those who have been employed by PolyMedica for six months prior to the beginning of an option period are eligible to enroll in the ESPP Plans. The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period.

Q.          401(k) Plan:

     The PolyMedica Corporation 401(k) Plan and Trust (the “401(k) Plan”) is a voluntary savings plan for all eligible employees which is intended to qualify under Section 401(k) of the Internal Revenue Code. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 60% of his or her salary, subject to statutory limitations. We may make matching contributions on behalf of participating employees of half of the dollar amount of each participating employee’s contribution, up to a maximum of 3% of an employee’s total cash compensation, subject to certain limitations.

     For the fiscal years ended March 31, 2003, 2002 and 2001, we accrued and paid matching contributions of $732,000, $502,000 and $394,000, respectively, for the 401(k) Plan participants.

R.          Segment Information:

     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. Effective for the quarter ended September 30, 2002, we changed the way we segment our business for reporting purposes, in order to reflect how management currently views operations. The new segments are as follows:

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Liberty Diabetes - Through our Liberty Diabetes segment, we provide diabetes testing supplies and related products to customers suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.

     Liberty Respiratory - Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to customers suffering from chronic obstructive pulmonary disease (“COPD”).

     Pharmaceuticals - Through our Pharmaceuticals segment, we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total revenue. Other expenses incurred by Liberty Diabetes that were incurred on behalf of all Florida businesses for shared services, were allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees. However, segment assets belonging to PolyMedica’s corporate headquarters, which included $17.40 million and $14.99 million of cash, cash equivalents and investments as of March 31, 2003 and 2002, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

	Fiscal Year Ended March 31,

(In thousands)	2003	2002	2001

Net Revenues:
Liberty Diabetes	$244,683	$207,262	$166,769
Liberty Respiratory	75,128	52,355	35,519
Pharmaceuticals	36,374	20,044	17,758

Total	$356,185	$279,661	$220,046

Depreciation and Amortization Expense:
Liberty Diabetes	$24,460	$19,167	$14,897
Liberty Respiratory	17,295	14,845	7,909
Pharmaceuticals	955	2,027	2,012

Total	$42,710	$36,039	$24,818

Income before Income Taxes:
Liberty Diabetes	$37,246	$37,897	$35,168
Liberty Respiratory	21,807	5,233	7,830
Pharmaceuticals	6,495	5,764	4,307

Total	$65,548	$48,894	$47,305

PolyMedica Corporation
Notes to Consolidated Financial Statements

	March 31, 2003	March 31, 2002

Segment Assets:
Liberty Diabetes	$152,457	$133,009
Liberty Respiratory	46,928	31,241
Pharmaceuticals	17,961	33,206
Corporate Headquarters	33,623	26,936

Total	$250,969	$224,392

S.          Interim Information (unaudited):

     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.

	Year Ended March 31, 2003

(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Net revenues	$81,601	$88,012	$89,917	$96,655
Gross margin	52,744	56,804	58,222	61,571
Income before cumulative effect of change in accounting principle	9,151	9,816	10,403	10,877
Net income / (loss)*	(5,464)	9,816	10,403	10,877
Income before cumulative effect of change in accounting principle per weighted average share, basic	$0.75	$0.81	$0.85	$0.88
Net income / (loss) per weighted average share, basic	($0.45)	$0.81	$0.85	$0.88
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$0.73	$0.79	$0.83	$0.86
Net income / (loss) per weighted average share, diluted*	($0.45)	$0.79	$0.83	$0.86

*     Includes $14,615,000 after-tax loss for a cumulative effect of a change in accounting principle ($1.17 per diluted share), recorded retroactive to April 1, 2002, in the quarter ended June 30, 2002 (Note F).

	Year Ended March 31, 2002

(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Net revenues	$63,021	$68,851	$72,696	$75,093
Gross margin	41,756	45,296	47,189	47,901
Net income	8,645	4,682	8,525	8,559
Net income per weighted average share, basic	$0.67	$0.37	$0.69	$0.71
Net income per weighted average share, diluted	$0.65	$0.36	$0.68	$0.69

PolyMedica Corporation
Notes to Consolidated Financial Statements

T.          Related Party Transactions:

     On February 12, 2002, all outstanding minority interests in our subsidiaries previously held by certain PolyMedica executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost and are classified as additional paid in capital in the shareholders’ equity section of our consolidated balance sheets as of March 31, 2003. As a result of these transactions, there were no outstanding minority interests in PolyMedica or any of its subsidiaries as of March 31, 2003 and 2002.

U.          Subsequent Events:

     On May 15, 2003, we paid a $0.25 per share cash dividend on 12,289,718 common shares outstanding for a total payment of $3.07 million, to our common shareholders of record as of the close of business on May 5, 2003. The current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

     On June 12, 2003, Eric G. Walters, Executive Vice President and Clerk of PolyMedica, announced his intention to resign from PolyMedica effective August 15, 2003.

     As discussed in Note B, since acquiring Liberty in August 1996, we have capitalized direct-response advertising costs in accordance with SOP 93-7. For several months, we have been discussing the appropriateness of this practice with the SEC. On June 20, 2003, the SEC informed us that it believes that our advertising costs do not qualify for capitalization under the direct-response advertising exception in SOP 93-7. We believe that our historical advertising is appropriate and that our advertising qualifies for capitalization. We are currently developing a response to the SEC that will be the basis for further discussion. If we are required to restate our financial statements, historical expensing of previously capitalized advertising costs would result in the following adjusted consolidated financial statement results:

	Fiscal Year Ended March 31,

	As Reported 2003	If Adjusted 2003	As Reported 2002	If Adjusted 2002	As Reported 2001	If Adjusted 2001

Income before income taxes	$65,548	$53,599	$48,894	$36,722	$47,305	$35,443
Income before cumulative effect of change in accounting principle	40,247	32,711	30,411	22,519	29,660	22,227
Net income	$25,632	$18,096	$30,411	$22,519	$22,734	$15,301
Income per weighted average share before cumulative effect of change in accounting principle:
Basic	$3.29	$2.68	$2.43	$1.80	$2.26	$1.69
Diluted	$3.21	$2.61	$2.38	$1.76	$2.18	$1.63
Net income per weighted average share:
Basic	$2.09	$1.48	$2.43	$1.80	$1.73	$1.16
Diluted	$2.04	$1.44	$2.38	$1.76	$1.67	$1.12

	March 31,

	As Reported 2003	If Adjusted 2003	As Reported 2002	If Adjusted 2002

Total assets	$250,969	$190,038	$224,392	$172,280
Long-term deferred tax liability	20,528	–	20,524	1,279
Retained earnings	98,288	57,885	75,744	42,877
Total liabilities and shareholders' equity	$250,969	$190,038	$224,392	$172,280

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2003. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures. Based on their evaluation of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, PolyMedica’s Principal Executive Officer and Principal Financial Officer have concluded that PolyMedica’s disclosure controls and procedures are (a) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) operating in an effective manner.

     (b)     Changes in internal controls. There were no significant changes in PolyMedica’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	CONSOLIDATED FINANCIAL STATEMENTS

		The consolidated financial statements listed in the index to consolidated financial statements on page 25 are filed as part of this report.

	2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

		The following consolidated financial statement schedule is included in Item 16(d):

		Schedule II – Valuation and Qualifying Accounts

		Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

	3.	LISTING OF EXHIBITS

		The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 58 of this report.

		REPORTS ON FORM 8-K

		PolyMedica filed a Current Report on Item 9 of Form 8-K, dated February 18, 2003, reporting the entrance by Dr. Siciliano and Mr. Walters into stock trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, and the sale of stock pursuant to those plans.

ITEM 16(d). FINANCIAL STATEMENT SCHEDULE

POLYMEDICA CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		ADDITIONS
	BALANCE	CHARGED
	AT	TO COST	CHARGED		BALANCE
	BEGINNING	AND	TO OTHER		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	EXPENSES	DEDUCTIONS	PERIOD

Valuation reserve deducted in the balance sheet from asset to which it applies:
Accounts receivable:
2003 Allowances for doubtful accounts and sales returns	$15,539	$42,676	$—	($35,659)	$22,556

2002 Allowances for doubtful accounts and sales returns	$13,729	$33,525	$—	($31,715)	$15,539

2001 Allowances for doubtful accounts and sales returns	$10,745	$27,429	$—	($24,445)	$13,729

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2003	PolyMedica Corporation

	By:	/s/ Samuel L. Shanaman

Samuel L. Shanaman Lead Director and Interim Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2003	/s/ Samuel L. Shanaman

Samuel L. Shanaman Lead Director and Interim Chief Executive Officer (Principal Executive Officer)

Dated: June 30, 2003	/s/ John K.P. Stone, III

John K.P. Stone, III Director, Vice Chairman, General Counsel and Senior V.P.

Dated: June 30, 2003	/s/ Stephen C. Farrell

Stephen C. Farrell Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 30, 2003	/s/ Frank W. LoGerfo

Frank W. LoGerfo Director

Dated: June 30, 2003	/s/ Daniel S. Bernstein

Daniel S. Bernstein Director

Dated: June 30, 2003	/s/ Marcia J. Hooper

Marcia J. Hooper Director

Dated: June 30, 2003	/s/ Thomas S. Soltys

Thomas S. Soltys Director

Dated: June 30, 2003	/s/ Herbert A. Denton

Herbert A. Denton Director

Dated: June 30, 2003	/s/ Edward A. Burkhardt

Edward A. Burkhardt Director

Dated: June 30, 2003	/s/ Walter R. Maupay, Jr.

Walter R. Maupay, Jr. Director

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Samuel L. Shanaman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of PolyMedica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Samuel L. Shanaman

Dated: June 30, 2003 Samuel L. Shanaman Lead Director and Interim Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Stephen C. Farrell, certify that:

1.	I have reviewed this Annual Report on Form 10-K of PolyMedica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephen C. Farrell

Dated: June 30, 2003 Stephen C. Farrell Senior Vice President and Chief Financial Officer

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3.1	-	Restated Articles of Organization of the Company, as amended. (13)

3.2	-	Restated By-Laws of the Company. (*)

4.1	-	Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)

4.2	-	Rights Agreement, between PolyMedica Corporation and Equiserve Trust Company, dated September 13, 2002. (19)

10.01	-	1990 Stock Option Plan, as amended. (2)

10.03	-	1992 Directors’ Stock Option Plan, as amended. (3)

10.04	-	2000 Stock Incentive Plan, as amended. (*)

10.18	-	Prepayment Agreement between Innovative Technologies Group plc and the Registrant dated June 30, 1998. (8)

10.20	-	Employment Agreement by and between the Registrant and Steven J. Lee dated September 1, 2000. (10) (11)

10.21	-	Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 2000. (10) (11)

10.22	-	Employment Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000. (10) (11)

10.23	-	Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 14, 2000. (10) (11)

10.24	-	Retention Agreement by and between the Registrant and Steven J. Lee dated September 1, 2000. (10) (11)

10.25	-	Retention Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 1, 2000. (10) (11)

10.26	-	Retention Agreement by and between the Registrant and Eric G. Walters dated September 1, 2000. (10) (11)

10.27	-	Retention Agreement by and between the Registrant and Warren K. Trowbridge dated September 1, 2000. (10) (11)

10.28	-	Amended Employment Agreement by and between the Registrant and Steven J. Lee dated April 1, 2001. (10) (12)

10.29	-	Amended Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated April 1, 2001. (10) (12)

10.30	-	Amended Employment Agreement by and between the Registrant and Eric G. Walters dated April 1, 2001. (10) (12)

10.31	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated December 14, 2000. (10) (12)

10.32	-	Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 1, 2000. (10) (12)

10.33	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated April 16, 2001. (10) (12)

10.34	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated April 2, 2001. (10) (12)

10.35	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Arthur A. Siciliano dated April 2, 2001. (10) (12)

10.36	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated April 2, 2001. (10) (12)

10.37	-	2000 Stock Incentive Plan. (12)

10.38	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated September 24, 2001. (10) (13)

10.39	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 24, 2001. (10) (13)

Exhibit
Number		Description

10.40	-	Amendment to Employment Agreement by and between the Registrant and Steven J. Lee dated September 25, 2001. (10) (13)

10.41	-	Amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated September 25, 2001. (10) (13)

10.42	-	Amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated September 25, 2001. (10) (13)

10.43	-	Amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated October 4, 2001. (10) (13)

10.44	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated October 12, 2001. (10) (13)

10.45	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated January 31, 2002. (10) (14)

10.46	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Steven J. Lee dated May 31, 2002. (10) (15)

10.47	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Dr. Arthur A. Siciliano dated May 31, 2002. (10) (15)

10.48	-	Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2002. (10) (15)

10.49	-	Retention Agreement by and between the Registrant and John K.P. Stone, III dated March 28, 2002. (10) (15)

10.50	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Eric G. Walters dated May 31, 2002. (10) (15)

10.51	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Warren K. Trowbridge dated May 31, 2002. (10) (15)

10.52	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Stephen C. Farrell dated May 31, 2002. (10) (15)

10.53	-	Retention Agreement by and between the Registrant and Stephen C. Farrell dated March 7, 2002. (10) (16)

10.54	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Arthur A. Siciliano dated July 15, 2002. (10) (16)

10.55	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Eric G. Walters dated July 15, 2002. (10) (16)

10.56	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated July 15, 2002. (10) (16)

10.57	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated July 15, 2002. (10) (16)

10.58	-	Termination of Employment Agreement by and between the Registrant and Steven J. Lee dated August 4, 2002. (10) (16)

10.59	-	Employment Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.60	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.61	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated February 5, 2003. (10) (18)

10.62	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2003. (10) *

10.63	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated March 14, 2003. (10)*

10.64	-	Termination of Employment Agreement by and between the Registrant and Eric G. Walters dated June 6, 2003. (10) *

Exhibit
Number		Description

21.1	-	Subsidiaries of the Registrant.*

23.1	-	Consent of PricewaterhouseCoopers LLP. *

99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

1	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45425).

2	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

3	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994.

4	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 13, 1992.

5	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996.

6	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997.

7	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97872).

8	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998.

9	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

11	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

12	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed June 25, 2001.

13	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

14	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

15	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed June 28, 2002.

16	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

17	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

18	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 14, 2003.

19	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 13, 2002.