Form 10-K/A
period 2003-03-31
POLYMEDICA CORP
filed 2003-07-29
CIK 878748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _______

Commission File No. 0-19842

PolyMedica Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 State Street, Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(781)933-2020

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

          As of June 27, 2003, there were 12,350,632 shares of the registrant’s Common Stock outstanding.

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities and Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on September 26, 2003.

EXPLANATORY NOTE

          PolyMedica Corporation (“PolyMedica” or the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, originally filed with the Securities and Exchange Commission on June 30, 2003 (the “Form 10-K”), for the purposes of amending and restating in their entirety Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13 of Part III of the Form 10-K, Certain Relationships and Related Transactions.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors

          Set forth below is biographical information for each of the Company’s directors.

Daniel S. Bernstein, M.D.

          Daniel S. Bernstein, M.D., age 76, has served as a director of PolyMedica since 1992. Dr. Bernstein has been a physician at Brigham Medical Associates, Boston, Massachusetts, since 1993; a lecturer at Harvard Medical School, Cambridge, Massachusetts, since 1993; and Clinical Professor of Medicine Emeritus, Boston University School of Medicine since 1973.

Edward A. Burkhardt

          Edward A. Burkhardt, age 65, has served as a director of PolyMedica since May 2002. Mr. Burkhardt serves as President of Rail World, Inc. a company he founded, and heads several other rail operations in the U.S., Estonia and Poland. Mr. Burkhardt also served as Chairman and Chief Executive Officer of Wisconsin Central Transportation Corporation and as Chairman and Chief Executive Officer of English Welsh and Scottish Railway Ltd where he led the investor group that purchased five railway operations from the British Railway Board. Mr. Burkhardt also served as Chairman of Tranz Rail Ltd. Mr. Burkhardt currently serves as a director of ICN Pharmaceuticals, Inc.

Herbert A. Denton

          Herbert A. Denton, age 56, has served as a director of PolyMedica since 2000. Mr. Denton has been the President of Providence Capital, Inc. since he founded it in 1991. Mr. Denton currently serves as a director of Mesa Air Group, Inc.

Marcia J. Hooper

          Marcia J. Hooper, age 49, has served as a director of PolyMedica since 1991. Ms. Hooper has been a partner at Castile Ventures since 2002. From 1996 to 2002, she was a Vice President and Partner of Advent International Corporation. Ms. Hooper also served as General Partner of Viking Partners Capital Limited Partnership from 1994 to 1996 and as a General Partner of three venture capital funds of Ampersand Ventures from 1985 to 1993.

Frank W. LoGerfo, M.D.

          Frank W. LoGerfo, M.D., age 62, has served as a director of PolyMedica since 1994. Dr. LoGerfo is Chief, Division of Vascular Surgery, Beth Israel Deaconess Medical Center. Dr. LoGerfo has served as William V. McDermott Professor of Surgery at Harvard Medical School since 1991.

Walter R. Maupay, Jr.

          Walter R. Maupay, Jr., age 64, has served as a director of PolyMedica since May 2002. Mr. Maupay also served as a director of PolyMedica from 1990 through March 1995. Mr. Maupay was President of Merck & Co., Inc.’s (“Merck”) Calgon Vestal Laboratories division from 1988 to 1994, culminating a 33-year career as an executive at Merck. He continued as President of Calgon Vestal after its sale to Bristol-Myers Squibb in 1994 where he directed Calgon Vestal’s transition and integration teams prior to retiring in 1995. Mr. Maupay currently serves as a director of Life Medical Sciences, Inc., Kensey Nash Corporation and Cubist Pharmaceuticals, Inc.

Samuel L. Shanaman

          Samuel L. Shanaman, age 62, has been Lead Director and Interim Chief Executive Officer since August 2002 and has served as a director of PolyMedica since November 2001. He is the Managing Director of Logan Enterprises, a private investment venture and also serves on the Board of Directors of The J. Jill Group, Inc. Mr. Shanaman served in various roles at The J. Jill Group, Inc. including President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, from 1990 to 1998.

Thomas S. Soltys

          Thomas S. Soltys, age 55, has served as a director of PolyMedica since 1996. Mr. Soltys has served as President of Boston Special Risks Insurance Agency, Inc. since 1988 and has been its sole owner since 1994.

John K.P. Stone, III.

          John K. P. Stone, III., age 70, has served as a director of PolyMedica since June 2002. Mr. Stone joined PolyMedica in March 2002 and was appointed a Director, Vice Chairman, General Counsel, and Senior Vice President of PolyMedica in June 2002. Prior to joining PolyMedica, Mr. Stone was a senior partner at Hale and Dorr, LLP, a leading Boston-based law firm. His corporate law practice focused on emerging companies primarily in the high technology and medical fields and the private and public financing, mergers, acquisitions and strategic relationships of such companies. Mr. Stone currently serves as a director of FlexiInternational Software, Inc.

          Executive Officers

          The following table provides information concerning our executive officers as of June 30, 2003:

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

          Set forth below is biographical information for each of our officers. Messrs. Shanaman and Stone are members of the Company’s board of directors and their respective biographical information is set forth above under the heading “Directors.”

Arthur A. Siciliano, Ph.D.

          Dr. Siciliano has been President of PolyMedica since June 1996. From PolyMedica’s inception until June 1996, he served in various roles in the Company, including Chief Operating Officer. From 1984 to 1986, Dr. Siciliano served as President of Microfluidics Corporation, a high technology equipment manufacturer and a subsidiary of the Biotechnology Development Corporation and then helped found a subsidiary, MediControl Corporation, and served as its President from 1986 to 1989. He served as President of the Heico Chemicals Division of the Whittaker Corporation from 1982 to 1984, as General Manager of Reheis Chemicals (Ireland), Ltd. during 1981 and as Technical Director for Reheis Chemical Co., a division of Revlon Inc., from 1975 to 1982. Dr. Siciliano also served as Director of Corporate Research for Kolmar Laboratories, Inc. from 1973 to 1975 and as Senior Scientist for The Gillette Company from 1969 to 1973.

Eric G. Walters

          Mr. Walters who currently serves as Executive Vice President and who formerly served as Chief Financial Officer, has announced his intention to resign from PolyMedica effective August 15, 2003.

Warren K. Trowbridge

          Mr. Trowbridge is a Senior Vice President of PolyMedica and President of Liberty Medical Supply, Inc. (“Liberty”), having joined PolyMedica in February 1999 as Chief Operating Officer of Liberty. From December 1997 to February 1999, he served as President, and from November 1994 to December 1997 he served as Executive Vice President of U.S. Operations, for Transworld Healthcare, Inc. an international healthcare company, where he was responsible for three domestic operating units including MK Diabetes Support Services. From August 1991 to October 1994, Mr. Trowbridge served as Chairman and Chief Executive Officer of Medical Associates of America, a national integrated network of physician owned pharmacies. Mr. Trowbridge also served as Executive Vice President of T2 Medical from January 1988 to August 1991.

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

          Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities and Exchange Act of 1934, as amended (“Section 16(a)”) requires PolyMedica’s directors, executive officers and persons who own more than ten percent of any registered class of PolyMedica’s equity securities (“reporting persons”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of PolyMedica. Reporting persons are required by SEC regulations to furnish PolyMedica with copies of all Section 16(a) reports they file.

          Based solely on its review of copies of reports filed by reporting persons of PolyMedica under Section 16(a), and written representations from such reporting persons, PolyMedica believes that, except as follows, all filings required to be made by reporting persons of PolyMedica were timely filed for the year ended March 31, 2003 in accordance with Section 16(a). On December 17, 2002, each of Drs. Bernstein and LoGerfo, Ms. Hooper and Messrs. Burkhardt, Denton, Maupay, and Soltys, directors of PolyMedica, filed a report on Form 4 that was due to be filed by September 14, 2002, reporting one transaction. On December 31, 2002, Mr. Shanaman, Lead Director and Interim CEO, filed a report on Form 4 that was due to be filed by October 9, 2002, reporting one transaction. On January 24, 2003, Mr. Stone, Vice Chairman, General Counsel and Senior Vice President, filed a report on Form 4 that was due to be filed by January 19, 2003, reporting one transaction. On January 27, 2003, each of Messrs. Farrell, Trowbridge and Walters and Dr. Siciliano, executive officers of PolyMedica, filed a report on Form 4 that was due to be filed by January 19, 2003, reporting one transaction. On February 19, 2003, Dr. LoGerfo, director of PolyMedica, filed a report on Form 4 that was due to be filed by February 1, 2003, reporting two transactions. On July 29, 2003, Mr. Denton filed a report on Form 5 reporting an aggregate of 10 transactions that occurred on December 10, 2001 (two transactions), July 10, 2002 (two transactions), July 26, 2002 (two transactions), November 22, 2002 (two transactions), January 21, 2003 and February 3, 2003, respectively.

Item 11. EXECUTIVE COMPENSATION

          Directors’ Compensation

          Non-employee directors receive quarterly payments of $7,500 for attending board meetings and $1,000 for each committee meeting attended in addition to reimbursement for travel expenses to and from board and committee meetings. Members of the Search Committee receive $8,000 per month until a new Chief Executive Officer is hired; in addition, Mr. Maupay is reimbursed $500 for each instance of travel to a Search Committee meeting. Directors who are officers or employees of PolyMedica do not receive any additional compensation for their services as directors.

          Non-employee directors are also entitled to participate in PolyMedica’s 2000 Stock Incentive Plan (the “2000 Plan”), which, among other things, provides for discretionary grants of non-qualified stock options to non-employee members of the Board. The following stock option grants were made pursuant to the 2000 Plan to members of PolyMedica’s Board during the fiscal year ended March 31, 2003:

•	Messrs. Burkhardt and Maupay each was granted an option to purchase 2,500 shares of Common Stock, at an exercise price of $35.00 per share, on May 13, 2002; and

•	Ms. Hooper, Messrs. Burkhardt, Denton, Lee, Maupay and Soltys and Drs. Bernstein and LoGerfo each was granted an option to purchase 7,500 shares of Common Stock, at an exercise price of $24.22 per share, on September 12, 2002.

          Compensation of Executive Officers

          Summary Compensation Table. The following table sets forth certain information with respect to the annual and long-term compensation for each of the last three fiscal years of PolyMedica’s Interim Chief Executive Officer and former Chairman and Chief Executive Officer, PolyMedica’s five other most highly compensated executive officers who were serving as executive officers on March 31, 2003 and one former executive officer who served in such capacity during fiscal 2003 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Long Term Compensation

		Annual Compensation (1)			Securities	All Other
				Restricted Stock	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Awards (3)	Options (#) (4)	($) (5)

Samuel L. Shanaman	2003	$8,880	$—	$315,390	—	$—
Interim Chief Executive Officer	2002	—	—	—	7,500	—
and Lead Director	2001	—	—	—	—	—
Steven J. Lee (6)	2003	662,700	282,145	—	7,500	64,929
Former Chief Executive Officer and	2002	438,462	650,000	—	87,500	982,016
Chairman	2001	397,460	1,160,000	—	125,000	389,058
Arthur A. Siciliano, Ph.D.	2003	414,923	397,841	—	22,000	84,857
President	2002	361,731	350,000	—	60,000	769,082
	2001	328,244	800,000	—	90,000	334,934
John K. P. Stone, III	2003	285,646	343,460	—	75,000	43,271
Vice Chairman, General Counsel	2002	—	295,000	—	25,000	—
and Senior Vice President	2001	—	—	—	—	—
Eric G. Walters (7)	2003	268,500	234,177	—	21,000	40,192
Executive Vice President	2002	230,192	200,000	—	35,000	300,870
	2001	208,823	385,000	—	50,000	180,298
Warren K. Trowbridge	2003	354,200	326,495	—	15,000	38,066
Senior Vice President; President,	2002	289,888	334,000	—	25,000	81,533
Liberty Medical Supply, Inc	2001	254,231	435,000	—	35,000	15,816
Stephen C. Farrell	2003	234,846	225,504	—	22,000	21,950
Senior Vice President and	2002	161,077	210,000	—	15,000	3,975
Chief Financial Officer	2001	143,000	60,000	—	10,000	3,306

(1)	In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total salary and bonus for each Named Executive Officer for such fiscal year.

(2)	These amounts were either paid or accrued for the year shown.

(3)	Represents restricted stock awards of an aggregate of 11,945 shares on October 7, 2002 and March 14, 2003, having an aggregate fair market value on the date of grant of $315,390, which represents the then fair market value of the Company’s unrestricted Common Stock on NASDAQ less the aggregate purchase price of the shares. As of March 31, 2003, the Company’s fiscal year end, Mr. Shanaman’s restricted stock holdings had a value of $363,606, as calculated pursuant to Item 402(b)(2)(iv)(A) of Regulation S-K. These shares of restricted Common Stock are entitled to receive dividends as, if and when declared by the Board with respect to shares of the Company’s Common Stock unless such shares have been repurchased by the Company pursuant to the restricted stock agreement evidencing their grant. More information with respect to these grants of restricted stock may be found under the caption “Employment Agreements.”

(4)	Represents options to purchase Common Stock granted under the Company’s 2000 Plan.

(5)	Represents PolyMedica’s matching cash contribution paid and/or accrued under PolyMedica’s 401(k) Plan, amounts paid by PolyMedica for group term life insurance, amounts paid by PolyMedica for auto allowances, and amounts credited to the individual’s account with the deferred compensation plan, other than voluntary deferrals from salary and bonus. Mr. Lee received $2,954, $3,046, and $5,100 in 401(k) matching contributions in 2003, 2002, and 2001, respectively, $4,463, $1,684, and $1,450 in group term life benefits in 2003, 2002, and 2001, respectively, $17,357, $25,449 and $19,122 for an auto allowance in 2003, 2002 and 2001, respectively, and $40,155, $951,837 and $363,386 in deferred compensation credits in 2003, 2002, and 2001, respectively. Dr. Siciliano received $6,374, $2,513, and $7,826 in 401(k) matching contributions in 2003, 2002, and 2001, respectively, $4,558, $2,552 and $2,208 in group term life benefits in 2003, 2002, and 2001, respectively, $18,476, $17,571 and $10,497 for an auto allowance in 2003, 2002 and 2001, respectively, and $55,449, $746,446 and $314,403 in deferred compensation credits in 2003, 2002, and 2001, respectively. Mr. Stone received $2,492 in 401(k) matching contributions, $12,113 in group term life benefits, $3,081 for an auto allowance and $25,585 in deferred compensation credits in 2003 only. Mr. Walters received $6,270, $1,599 and $8,613 in 401(k) matching contributions in 2003, 2002, and 2001, respectively, $980, $534 and $457 in group term life benefits in 2003, 2002, and 2001, respectively, and $32,942, $298,737 and $171,228 in deferred compensation credits in 2003, 2002 and 2001, respectively. Mr. Trowbridge received $3,556, $1,944 and $8,995 in 401(k) matching contributions in 2003, 2002, and 2001, respectively, $1,208, $1,153 and $450 in group term life benefits in 2003, 2002, and 2001, respectively, $11,452, $13,436 and $6,371 for an auto allowance in 2003, 2002 and 2001, respectively, and $21,850, $65,000 and $0 in deferred compensation credits in 2003, 2002 and 2001, respectively. Mr. Farrell received $6,154, $3,766 and $3,135 in 401(k) matching contributions in 2003, 2002, and 2001, respectively, $333, $209 and $171 in group term life benefits in 2003, 2002, and 2001, respectively, and $15,463 in deferred compensation credits in 2003 only.

(6)	Mr. Lee resigned as Chief Executive Officer on August 4, 2002 and as Chairman of the Board on January 1, 2003.

(7)	Mr. Walters, who currently serves as Executive Vice President and who formerly served as Chief Financial Officer, has announced his intention to resign from PolyMedica effective August 15, 2003.

          Option Grants. The following table sets forth certain information regarding options to purchase PolyMedica’s Common Stock granted during the fiscal year ended March 31, 2003 by PolyMedica to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

			Percent of			Potential Realizable Value
	Number of		Total Options			at Assumed Annual Rates of
	Securities		Granted to	Exercise		Stock Price Appreciation for
	Underlying		Employees in	Price	Expiration	Option Term (3)
Name	Options (#)(1)		Fiscal Year	($/Sh) (2)	Date	5%	10%

Samuel L. Shanaman	—		—	—	—		—
Steven J. Lee	7,500	(4)	1.79%	$24.22	03/31/03	$9,083	$18,165
Arthur A. Siciliano, Ph.D	16,500	(5)	3.94%	27.50	01/17/13	285,361	723,161
	5,500	(6)	1.31%	30.45	03/31/13	105,324	266,912
John K. P. Stone, III	56,250	(7)	13.45%	27.50	01/17/13	972,821	2,465,320
	18,750	(6)	4.48%	30.45	03/31/13	359,060	909,927
Eric G. Walters	15,750	(5)	3.76%	27.50	01/17/13	272,390	690,290
	5,250	(6)	1.25%	30.45	03/31/13	100,537	254,780
Warren K. Trowbridge	15,000	(5)	3.59%	27.50	01/17/13	259,419	657,419
Stephen C. Farrell	16,500	(5)	3.94%	27.50	01/17/13	285,361	723,161
	5,500	(6)	1.31%	30.45	03/31/13	105,324	266,912

(1)	Each option granted contains standard change-of-control and acceleration provisions pursuant to the 2000 Plan, as modified by any executive retention agreement entered into between PolyMedica and the recipient. See “Employment Agreements” below for further information.

(2)	The exercise price of each option was equal to the fair market value per share of PolyMedica’s Common Stock on the date of grant as determined by the Board on the date of grant.

(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted to their expiration date and are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock, the option holder’s continued employment through the option period, and the date on which the options are exercised.

(4)	This option was fully vested and exercisable on the grant date.

(5)	This option vests and becomes exercisable as to 25% of such shares five months from the grant date and the remaining 75% of such shares vest in twelve equal quarterly installments following the first vesting date.

(6)	This option vests and become exercisable as to 25% of such shares one year from the grant date and the remaining 75% of such shares vest over twelve equal quarterly installments following the first vesting date.

(7)	This option vests over twelve equal quarterly installments following the date of grant.

          Fiscal Year-End Option Values. The following table sets forth the number and value of stock options exercised during the fiscal year ended March 31, 2003 by each of the Named Executive Officers and the number of unexercised options held by each Named Executive Officer on March 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised Options		In-The-Money Options
	Acquired		at Fiscal Year End		at Fiscal Year End (2)
	on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	(1)

Samuel L. Shanaman	—	$—	7,500	—	$100,875	$—
Steven J. Lee	153,649	3,226,457	284,899	—	1,464,811	—
Arthur A. Siciliano, Ph.D.	—	—	233,008	33,250	1,975,534	70,575
John K. P. Stone, III	—	—	29,687	70,313	138,827	152,111
Eric G. Walters	24,563	604,827	143,159	27,250	1,302,104	58,630
Warren K. Trowbridge	—	—	77,625	19,375	538,607	52,768
Stephen C. Farrell	—	—	42,502	29,501	157,676	105,793

(1)	Based upon the fair market value of PolyMedica’s Common Stock on the exercise date less the aggregate exercise price of the option.

(2)	Based on the difference between the last sales price of PolyMedica’s Common Stock on the Nasdaq Stock Market on March 31, 2003 ($30.45 per share) and the option exercise price, multiplied by the number of shares underlying such options.

Employment Agreements

          PolyMedica has entered into an employment agreement, dated October 7, 2002 and amended on July 11, 2003 and three restricted stock agreements with Mr. Shanaman. Pursuant to the employment agreement, during the course of Mr. Shanaman’s employment as Interim Chief Executive Officer (which may be terminated at any time by vote of the Board of Directors), he is paid $600 bi-weekly and receives a per diem amount of $2000 for each day of service to the Company in his capacity as Chief Executive Officer. Mr. Shanaman is paid this per diem amount in shares of Polymedica Common Stock. Pursuant to a Restricted Stock Agreement, dated as of October 7, 2002 (the “October Agreement”), Mr. Shanaman purchased 8,345 shares of restricted stock of PolyMedica for $0.01 per share, of which he was immediately vested in 2,345 shares for services previously provided and, on the 30th of each month, vested in additional shares at the rate of 80 shares per day worked since the previous vesting date. As of February 20, 2003, Mr. Shanaman was vested in all 8,345 shares pursuant to the October Agreement. Pursuant to a second Restricted Stock Agreement, dated as of March 14, 2003 (the “March Agreement”), Mr. Shanaman purchased 3,600 shares of restricted stock of PolyMedica for $0.01 per share, of which he was immediately vested in 1,039 shares for services previously provided and not paid under the October Agreement and, on the 30th of each month, vested in additional shares at the rate of 67 shares per day worked since the previous vesting date. As of May 23, Mr. Shanaman was vested in all 3,600 shares under the March Agreement. Pursuant to a third Restricted Stock Agreement, dated as of July 11, 2003 (the “July Agreement”), Mr. Shanaman purchased 5,000 shares of restricted stock of PolyMedica for $0.01 per share, of which he was immediately vested in 1,671 shares for services previously provided and not paid under the March Agreement and, on the last calendar day of each month, vested in additional shares at the rate of 51 shares per day worked since the previous vesting date. If Mr. Shanaman’s employment agreement is terminated prior to December 31, 2003, PolyMedica may repurchase any shares that have not vested under the July Agreement for $0.01 per share.

          PolyMedica has entered into an employment agreement and an executive retention agreement with each of Dr. Siciliano and Messrs. Farrell, Stone and Trowbridge. Pursuant to the terms of the employment agreements, each officer receives a base salary which is reviewed annually by the Compensation Committee. Each officer is also entitled to receive an annual bonus payment in an amount, if any, to be determined by the Compensation Committee. Mr. Stone also received a signing bonus of $295,000 and a fully-vested option to purchase 25,000 shares of PolyMedica’s Common Stock at a per share exercise price of $25.45 following the effective date of his employment, March 27, 2002. The employment agreements, as amended to date, extend to February 28, 2004 for Dr. Siciliano and August 31, 2003 for Messrs. Farrell, Stone and Trowbridge. The term of each employment agreement will also be deemed to continue on a month-to-month basis while the officer remains employed by PolyMedica, unless expressly agreed otherwise. Pursuant to the employment agreements, each of Dr. Siciliano and Messrs. Farrell, Stone and Trowbridge currently receives a base salary of $417,000, $260,000, $360,000 and $325,000, respectively.

          Both the officer and PolyMedica have the right to terminate these employment agreements at any time with or without cause upon 30 days’ prior written notice. Notwithstanding the foregoing, if at any time during the term of an employment agreement the officer’s employment is terminated without cause, PolyMedica shall continue to pay the officer at his then current base salary for the greater of the remainder of the employment term or 18 months, in the case of Dr. Siciliano, and 12 months in the case of Messrs. Farrell, Stone and Trowbridge.

          Pursuant to the terms of the executive retention agreements, upon the occurrence of a change in control of PolyMedica, all outstanding stock options held by Dr. Siciliano and Messrs. Farrell, Stone and Trowbridge shall become exercisable in full. In addition, if the officer’s employment is terminated by PolyMedica without cause or by the officer for good reason within 24 months following such change in control (or in anticipation of a change in control), in addition to any other post-termination benefits which the officer is eligible to receive under any plan or program of PolyMedica (i) Dr. Siciliano shall receive a lump sum payment equal to two times the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination, (ii) Mr. Trowbridge shall receive a lump sum payment equal to the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 9-month period following employment termination, and (iii) each of Messrs. Farrell and Stone shall receive a lump sum payment equal to the sum of his highest base salary and highest bonus during the three-year period prior to the change in control and a continuation of all employee benefits during the 12-month period following employment termination. The executive retention agreements provide, in the case of Dr. Siciliano, that PolyMedica shall make a “gross-up” payment to Dr. Siciliano such that his net after-tax severance benefits are equal to what he would have received absent any penalty tax imposed by the Internal Revenue Code of 1986, as amended (the “Code”) in connection with such severance payments, and, in the case of Messrs. Farrell, Stone and Trowbridge, that the amount of severance benefits payable to such officers shall be reduced by an amount necessary to avoid triggering such penalty taxes. The severance payments under the executive retention agreements are in lieu of any severance provided for in the employment agreements.

          Each of Dr. Siciliano and Messrs. Farrell, Stone and Trowbridge has also agreed not to compete with PolyMedica for one year following termination of his employment.

Termination of Employment Agreements

          On August 4, 2002, PolyMedica entered into an agreement with Mr. Lee pursuant to which Mr. Lee resigned as Chief Executive Officer effective on that date. Under the terms of this agreement, Mr. Lee was nominated by the Board as a Director in the 2002 Proxy Statement, and Mr. Lee agreed that, if elected at PolyMedica’s 2002 Annual Meeting, he would retire as Chairman and as a member of the Board as of January 1, 2003. Mr. Lee was so elected at the 2002 Annual Meeting and did so retire as of January 1, 2003. Mr. Lee also agreed not to compete with Polymedica for one year from the date of termination.

          Pursuant to this agreement, PolyMedica agreed to: (i) pay Mr. Lee at his salary prior to retirement of $610,000 through July 2004; (ii) pay Mr. Lee 33.33% of the bonus to which he would have been entitled for fiscal year 2003, which amounted to $282,145; (iii) pay Mr. Lee the amount due to him in unused accrued vacation time; (iv) for eighteen months (or until Mr. Lee is otherwise employed on a full-time basis), offer Mr. Lee continued health and dental insurance and reimburse him for the cost of that coverage; (v) for twenty-four months (or until Mr. Lee is otherwise employed on a full-time basis), continue to provide at the Company’s expense life insurance on the life of Mr. Lee; (vi) for eighteen months (or until Mr. Lee is otherwise employed on a full-time basis), reimburse Mr. Lee for secretarial assistance up to 10 hours per week; (vii) until the current lease term expires (or until Mr. Lee is otherwise employed on a full-time basis), continue to pay the lease payments and all related expenses for Mr. Lee’s automobile; and (viii) grant Mr. Lee ownership of the two computers he was using at the time of his retirement. Pursuant to this agreement, all outstanding unvested or unexercisable stock options owned by Mr. Lee vested and became fully exercisable as of December 31, 2002.

          On June 6, 2003, PolyMedica entered into an agreement with Mr. Walters pursuant to which Mr. Walters resigned as Clerk, Disclosure Committee Member and Chief Compliance Officer as of that date and as Executive Vice President and other positions held in various PolyMedica subsidiaries as of August 15, 2003. Mr. Walters also agreed not to compete with Polymedica for one year from the date of termination.

          Pursuant to this agreement, PolyMedica will: (i) pay Mr. Walters at his current base salary of $270,000 for eighteen months; (ii) pay Mr. Walters his accrued unpaid bonus for fiscal year 2004 of $33,750; (iii) pay Mr. Walters the amount due him in unused accrued vacation time; (iv) for eighteen months (or until Mr. Walters is otherwise employed on a full-time basis), offer Mr. Walters continued health and dental coverage and reimburse him for the cost of that coverage; (v) for eighteen months (or until Mr. Walters is otherwise employed on a full-time basis), continue to provide at PolyMedica’s expense life insurance on the life of Mr. Walters; (vi) cause the full amount in Mr. Walters’ deferred compensation plan to be paid to him; (vii) reimburse Mr. Walters for up to $25,000 of outplacement services provided by an outplacement consultant of his choice and (viii) grant Mr. Walters ownership of the fax machine he currently uses in his home office.

Deferred Compensation Plan

          During the fiscal year ended March 31, 2003, PolyMedica maintained an un-funded, non-qualified deferred compensation plan for the benefit of Messrs. Farrell, Lee, Stone, Trowbridge and Walters and Dr. Siciliano. Under the terms of the plan, the executives participating in the plan may defer up to 50% of their annual compensation. Amounts deferred by an executive are credited to a bookkeeping account for his benefit. PolyMedica also provided additional credits to the executive’s accounts. First, each executive receives a credit for each calendar year equal to 6.2% of the excess of (i) his compensation for such calendar year before any deferral over (ii) the Social Security Wage Base for such calendar year ($80,400 for 2001, $84,900 for 2002 and $87,000 for 2003). Second, each executive receives a credit equal to 50% of any compensation deferred in a calendar year, but this credit cannot exceed 3% of the amount by which the executive’s pre-deferral compensation for such calendar year exceeds the compensation limit imposed by PolyMedica’s 401(k) plan ($170,000 for 2001 and $200,000 for 2002 and 2003). In addition to the above credits, PolyMedica made discretionary credits to the accounts of Dr. Siciliano and Messrs. Lee, Trowbridge and Walters in fiscal 2002 and to the accounts of Dr. Siciliano and Messrs. Lee and Walters in fiscal 2001. PolyMedica did not make any discretionary credits in fiscal 2003.

          The account of each executive is credited with earnings and losses as though the accounts were invested in the investment choices available under PolyMedica’s 401(k) plan as selected by each executive. The amounts credited to an executive’s account are paid to the executive upon termination of employment in a lump sum or in installments over 15 or fewer years. In addition, an executive may receive a distribution while employed. If the distribution is other than for the alleviation of an unforeseeable financial emergency, the executive’s account will be charged a withdrawal penalty of 10% of the amount withdrawn. Finally, an executive may elect in advance to receive the entire balance to his credit upon the occurrence of a change in control of PolyMedica. An executive may not assign or pledge his rights to payment under the plan.

          Payment of benefits under the plan is made from PolyMedica’s general assets. PolyMedica has set funds aside in a grantor trust for the purpose of satisfying its obligations under the plan. The assets of this trust are subject to the claims of PolyMedica’s creditors. No executive has any rights under the plan greater than the rights of an unsecured general creditor of PolyMedica.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Stock Ownership of Certain Beneficial Owners and Management

          The following table sets forth the beneficial ownership of PolyMedica’s Common Stock as of June 30, 2003:

•	by each person who is known by PolyMedica to own beneficially more than 5% of the outstanding shares of Common Stock;

•	by each director and nominee for director;

•	by each of the Named Executive Officers; and

•	by all current directors and executive officers of PolyMedica as a group.

          The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after June 30, 2003 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to stock options refers only to stock options that are so exercisable. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares which that person or entity has the right to acquire within 60 days after June 30, 2003, are deemed to be outstanding with respect to such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of June 30, 2003, there were 12,350,632 shares of Common Stock issued and outstanding.

	Number of Shares	Percentage of
	Common Stock	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

Wellington Management Company LLP (1) 75 State Street Boston, MA 02109	1,662,075	13.5%
SAFECO Common Stock Trust, SAFECO Resource Series Trust, SAFECO Asset Management Company and SAFECO Corporation (2)	1,557,400	12.6%
4854 154th Place NE Redmond, WA, 98502 (SAFECO Common Stock Trust and SAFECO Resource Series Trust)

SAFECO Plaza Seattle, WA 98185 (SAFECO Corporation)

601 Union Street, Suite 2500 Seattle, WA 98101 (SAFECO Asset Management Company)
M. A. Weatherbie & Co., Inc. (3) 265 Franklin Street, Suite 1601 Boston, MA 02110	999,997	8.1%
Gruber & McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold (4) 50 Osgood Place, Penthouse San Francisco, CA 94133	914,200	7.4%
David L. Babson & Company, Inc. (5) One Memorial Drive Cambridge, MA 02142-1300	716,150	5.8%
Arthur A. Siciliano, Ph.D. (6)	355,883	2.8%
Steven J. Lee (7)	327,415	2.6%
Eric G. Walters (8)	220,756	1.8%
Thomas S. Soltys (9)	195,800	1.6%
Warren K. Trowbridge (10)	86,382	*
Marcia J. Hooper (11)	66,288	*
Stephen C. Farrell (12)	49,933	*
Daniel S. Bernstein, M.D. (13)	44,759	*
Frank W. LoGerfo, M.D. (14)	41,200	*
John K.P. Stone, III. (15)	36,474	*
Herbert A. Denton (16)	26,000	*

	Number of Shares	Percentage of
	Common Stock	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

Walter R. Maupay, Jr. (17)	27,500	*
Samuel L. Shanaman (18)	22,817	*
Edward A. Burkhardt (19)	10,000	*
All current directors and executive officers as a group (13 persons) (20)	1,183,792	9.0%

*	Represents holdings of less than one percent.

(1)	Based solely upon a Schedule 13G/A filed by Wellington Management Company LLP (“Wellington”) on February 12, 2003 pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder (the “Exchange Act”). Wellington shares power to vote or to direct the vote with respect to 1,374,375 shares and shares power to dispose or to direct the disposal of 1,662,075 shares.

(2)	Based solely upon a Schedule 13G/A jointly filed by SAFECO Common Stock Trust, SAFECO Resource Series Trust, SAFECO Asset Management Company and SAFECO Corporation on February 13, 2003 pursuant to the Exchange Act. SAFECO Common Stock Trust claims beneficial ownership of 1,025,600 shares, with respect to all of which it shares voting and dispositive power. SAFECO Recourse Series Trust claims beneficial ownership of 524,300 shares, with respect to all of which it shares voting and dispositive power. SAFECO Asset Management Company and SAFECO Corporation disclaim any beneficial ownership of 1,549,900 of the 1,557,400 shares reported, which are owned beneficially by registered investment companies for which SAFECO Asset Management Company, a subsidiary of SAFECO Corporation, serves as the advisor, and include the shares beneficially owned by SAFECO Common Stock Trust and SAFECO Resource Series Trust. SAFECO Resource Series Trust ceased to be a reporting person as of December 31, 2002, because it no longer owned 5% of the outstanding shares of PolyMedica Corporation.

(3)	Based solely upon a Schedule 13G/A filed by M.A. Weatherbie & Co., Inc. (“Weatherbie”) on February 25, 2003 pursuant to the Exchange Act. Weatherbie disclaims beneficial ownership of all 999,997 shares, which are owned by several accounts managed by Weatherbie, which has discretion to purchase or sell such shares.

(4)	Based solely upon a Schedule 13G/A jointly filed by Gruber & McBaine Capital Management, LLC (“GMCM”), Jon D. Gruber (“Gruber”), J. Patterson McBaine (“McBaine”) and Eric B. Swergold (“Swergold”) on March 31, 2003 pursuant to the Exchange Act. GMCM, Gruber, McBaine and Swergold share voting and dispositive power with respect to 843,750 shares. Gruber holds sole voting and dispositive power with respect to 70,450 shares and McBaine holds sole voting and dispositive power with respect to 49,500 shares.

(5)	Based solely upon a Schedule 13G filed by David L. Babson & Company Inc. (“Babson”) on February 10, 2003 pursuant to the Exchange Act. Babson, in its capacity as investment advisor, may be deemed beneficial owner of 716,150 shares owned by its clients, of which it shares voting power with respect to 43,450 shares.

(6)	Includes 242,758 shares issuable upon exercise of outstanding stock options held by Dr. Siciliano that are exercisable within 60 days after June 30, 2003.

(7)	Includes 16,577 shares held by a family trust for which Mr. Lee, his spouse and family are beneficiaries and 284,899 shares issuable upon exercise of outstanding stock options held by Mr. Lee that are exercisable within 60 days after June 30, 2003. Mr. Lee retired as the Company’s Chief Executive Officer effective August 4, 2002 and as Chairman of the Board effective January 1, 2003.

(8)	Includes 150,221 shares issuable upon exercise of outstanding stock options held by Mr. Walters that are exercisable within 60 days after June 30, 2003.

(9)	Includes 85,000 shares held by a family trust for which Mr. Soltys, his spouse and family are beneficiaries and 50,125 shares issuable upon exercise of outstanding stock options held by Mr. Soltys that are exercisable within 60 days after June 30, 2003.

(10)	Includes 83,563 shares issuable upon exercise of outstanding stock options held by Mr. Trowbridge that are exercisable within 60 days after June 30, 2003.

(11)	Includes 62,875 shares issuable upon exercise of outstanding stock options held by Ms. Hooper that are exercisable within 60 days after June 30, 2003.

(12)	Includes 48,711 shares issuable upon exercise of outstanding stock options held by Mr. Farrell that are exercisable within 60 days after June 30, 2003.

(13)	Includes 40,000 shares issuable upon exercise of outstanding stock options held by Dr. Bernstein that are exercisable within 60 days after June 30, 2003.

(14)	Includes 40,000 shares issuable upon exercise of outstanding stock options held by Dr. LoGerfo that are exercisable within 60 days after June 30, 2003.

(15)	Includes 34,374 shares issuable upon exercise of outstanding stock options held by Mr. Stone that are exercisable within 60 days after June 30, 2003.

(16)	Includes 1,000 shares held by a limited liability company for which Mr. Denton is the managing member and 25,000 shares issuable upon exercise of outstanding stock options held by Mr. Denton that are exercisable within 60 days after June 30, 2003.

(17)	Includes 10,000 shares issuable upon exercise of outstanding stock options held by Mr. Maupay that are exercisable within 60 days after June 30, 2003.

(18)	Includes 340 shares held by Mr. Shanaman’s spouse and 7,500 shares issuable upon exercise of outstanding stock options held by Mr. Shanaman that are exercisable within 60 days after June 30, 2003.

(19)	Consists of 10,000 shares issuable upon exercise of outstanding stock options held by Mr. Burkhardt that are exercisable within 60 days after June 30, 2003.

(20)	Includes 805,127 shares issuable upon exercise of outstanding stock options that are exercisable within 60 days after June 30, 2003.

          Equity Compensation Plan Information

          The following table provides information about the securities authorized for issuance under PolyMedica’s equity compensation plans as of March 31, 2003:

	(a)	(b)	(c)

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders (1)	2,108,231 (2)	$27.96 (2)	749,656	(2)(3)
Equity compensation plans not approved by security holders

Total	2,108,231	$27.96	749,656

(1)	Consists of the following Company equity compensation plans: 1990 Stock Option Plan, 1992 Employee Stock Purchase Plan (the “1992 ESPP”), 1992 Directors’ Stock Option Plan, 1998 Stock Incentive Plan, the 2000 Plan and the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). Shares of Common Stock are available for issuance only under the 1992 ESPP, the 2000 Plan, and the 2001 ESPP.

(2)	Excludes 136,395 shares issuable under the 1992 ESPP and the 2001 ESPP in connection with the current and future offering periods; such shares are included in column (c) of the table.

(3)	Includes 613,261 shares available for issuance pursuant to the 2000 Plan. The 2000 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock and unrestricted stock to PolyMedica’s employees, officers, directors, consultants and advisors. Also includes 136,395 shares issuable under the 1992 ESPP and the 2001 ESPP in connection with the current and future offering periods.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Boston Special Risks Insurance Agency, Inc. (“Boston Special Risks”) of which Mr. Soltys, a Director of PolyMedica, is President and Owner, is an agent for PolyMedica’s corporate insurance. In the fiscal year ended March 31, 2003, PolyMedica paid Mr. Soltys $446,820 in fees and commissions in connection with corporate insurance policies. Total premiums paid to Boston Special Risks in connection with corporate insurance policies totaled approximately $3.45 million. In the fiscal year ended March 31, 2003, PolyMedica also paid Mr. Soltys $137,547 in fees and commissions in connection with the provision of employee health and benefit insurance policies. Total premiums paid, including amounts contributed by employees, for employee health and benefit insurance policies totaled approximately $6.19 million.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Woburn, Massachusetts, on the 29th day of July, 2003.

Dated: July 29, 2003	POLYMEDICA CORPORATION

	By:	/s/ Samuel L. Shanaman Samuel L. Shanaman
Interim Chief Executive Officer

	By:	/s/ Stephen C. Farrell Stephen C. Farrell
Senior Vice President and Chief Financial Officer

Exhibit Index

The following exhibits are filed as part of this Form 10-K/A.

Exhibit
Number		Description

32	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.