Form 10-Q
period 2003-06-30
POLYMEDICA CORP
filed 2003-08-19
CIK 878748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-19842

PolyMedica Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 State Street, Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)

(781) 933-2020

(Registrant’s telephone number, including area code)

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

     As of August 18, 2003, there were 12,399,268 shares of the registrant’s Common Stock issued and outstanding and an additional 915,714 shares held in treasury.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,637	$27,162
Investments	7,007	1,442
Accounts receivable (net of allowances of $26,503 and $22,556 as of June 30 and March 31, 2003, respectively)	51,407	61,168
Inventories	16,464	18,850
Deferred income taxes	13,960	13,960
Prepaid expenses and other current assets	6,427	3,438

Total current assets	120,902	126,020
Property, plant and equipment, net	54,756	53,304
Goodwill (Note 4)	5,946	5,946
Intangible assets, net	43	108
Direct-response advertising, net (Notes 5 and 6)	67,559	64,061
Other assets	1,962	1,530

Total assets	$251,168	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,323	$12,576
Accrued expenses (Note 8)	16,544	17,003
Current portion, capital lease obligations and note payable	1,568	2,310

Total current liabilities	22,435	31,889
Long-term note payable, capital lease and other obligations	2,134	1,877
Deferred income taxes	20,528	20,528

Total liabilities	45,097	54,294
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 13,314,982 shares issued as of June 30 and March 31, 2003	133	133
Treasury stock, at cost (964,350 and 1,029,393 shares as of June 30 and March 31, 2003, respectively)	(19,736)	(21,067)
Deferred compensation	—	(54)
Additional paid-in capital	119,360	119,375
Retained earnings	106,314	98,288

Total shareholders’ equity	206,071	196,675

Total liabilities and shareholders’ equity	$251,168	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	June 30,	June 30,
	2003	2002

Net revenues	$98,937	$81,601
Cost of sales	35,769	28,857

Gross margin	63,168	52,744
Selling, general and administrative expenses	45,488	38,028

Income from operations	17,680	14,716
Other income and expense:
Investment income	223	44
Interest expense	(17)	(37)
Other expense	(43)	(11)

	163	(4)
Income before income taxes	17,843	14,712
Income tax provision	6,745	5,561

Income before cumulative effect of change in accounting principle	11,098	9,151
Cumulative effect of change in accounting principle, net of taxes of $9,187 (Note 4)	—	(14,615)

Net income (loss)	$11,098	$(5,464)

Income before cumulative effect of change in accounting principle per weighted average share:
Basic	$0.90	$0.75
Diluted	$0.88	$0.73
Cumulative effect of change in accounting principle per weighted average share:
Basic	$—	$(1.20)
Diluted	$—	$(1.17)
Net income (loss) per weighted average share:
Basic	$0.90	$(0.45)
Diluted	$0.88	$(0.45)
Cash dividend per share	$0.25	$—
Weighted average shares, basic	12,310	12,167
Weighted average shares, diluted	12,672	12,578
Weighted average shares, diluted, used in the calculation of net income (loss) per weighted average share	12,672	12,167

     The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$11,098	$(5,464)
Adjustments to reconcile net income (loss) to net cash flows:
Impairment of goodwill, net of taxes	—	14,615
Depreciation and amortization	1,889	1,332
Amortization of direct-response advertising	10,364	8,507
Direct-response advertising expenditures	(13,862)	(11,513)
Provision for bad debts	5,653	5,941
Provision for sales allowances/returns	5,219	3,715
Stock-based compensation	54	—
Loss on sale of equipment	43	11
Changes in assets and liabilities:
Accounts receivable	(1,111)	(12,885)
Inventories	2,386	(4,432)
Prepaid expenses and other assets	(3,126)	(1,297)
Accounts payable	(8,253)	9,022
Accrued expenses and other liabilities	(303)	(1,882)

Net cash flows from operating activities	10,051	5,670

Cash flows from investing activities:
Purchase of investments	(5,565)	—
Purchase of property, plant and equipment	(3,272)	(5,763)

Net cash flows used by investing activities	(8,837)	(5,763)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,315	330
Repurchase of common stock	—	(659)
Contributions to deferred compensation plans	(157)	(1,204)
Payment of dividends declared on common stock	(3,072)	—
Payment of obligations under capital leases and note payable	(825)	(183)

Net cash flows used by financing activities	(2,739)	(1,716)

Net decrease in cash and cash equivalents	(1,525)	(1,809)
Cash and cash equivalents at beginning of period	27,162	27,884

Cash and cash equivalents at end of period	$25,637	$26,075

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$46	$63
Disposal of equipment	312	29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     Company

     PolyMedica Corporation and its subsidiaries (“PolyMedica”) is a leading provider of direct-to-consumer medical products, conducting business through its Liberty Diabetes, Liberty Respiratory, and Pharmaceuticals segments.

     Accounting

     The unaudited consolidated financial statements included herein have been prepared by PolyMedica pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period Form 10-Q presentation.

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

     Approximately $67.95 million and $56.90 million of net revenues for the three months ended June 30, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

     Sales allowances are recorded for estimated product returns as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns. During the three months ended June 30, 2003 and 2002, we provided for sales allowances at a rate of approximately 5.0% and 4.4% of gross revenues, respectively.

3. Inventories

     Inventories consist of the following:

	June 30,	March 31,
(In thousands)	2003	2003

Raw materials	$1,605	$1,453
Work in process	396	480
Finished goods	14,463	16,917

	$16,464	$18,850

     Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of June 30 and March 31, 2003, is $2.00 million and $2.57 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the required written documents, if applicable, to bill Medicare, other third-party payers, and customers and recognize revenue.

4. Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic impairment tests of the goodwill and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and thus was adopted by PolyMedica on April 1, 2002.

     The first step of the transitional impairment test was completed in the quarter ended September 30, 2002, which resulted in the determination that the carrying value of the net assets related to our PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units, included in our Pharmaceuticals segment, exceeded their fair value. As a result, we performed the second step of the transitional impairment test in the quarter ended December 31, 2002, to measure the amount of the impairment loss, in which we compared the implied fair value of the goodwill in these two reporting units with the carrying amount of the goodwill. We determined that the carrying value of the goodwill for these reporting units exceeded the implied fair value of that goodwill by $23.80 million. We recorded a $23.80 million ($14.62 million net of taxes) impairment loss related to these reporting units as a cumulative effect of a change in accounting principle retroactive to April 1, 2002.

     Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica’s acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of June 30, 2003 was $1.00 million. Including the amount of goodwill recorded in our Liberty Diabetes segment, which was not considered to be impaired under our transitional impairment test, PolyMedica’s total goodwill as of June 30, 2003 was $5.95 million.

     We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable and record any impairment as a cost of continuing operations.

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of June 30 and March 31, 2003, by reportable segment, were as follows:

(in thousands)	June 30,	March 31,
	2003	2003

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer list	$1,816	$1,816
Accumulated amortization	(1,773)	(1,708)

	$43	$108

Pharmaceuticals:
Goodwill	$995	$995

Total consolidated goodwill	$5,946	$5,946

Total amortizable intangible assets	1,816	1,816
Total accumulated amortization	(1,773)	(1,708)

	$43	$108

     Amortization expense for intangible assets was approximately $65,000 and $184,000 for the three months ended June 30, 2003 and 2002, respectively. The remaining net value of the intangible assets as of June 30, 2003, $43,000, will be fully amortized in the fiscal year ending March 31, 2004.

5. Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment, for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. We expense in the period advertising that does not meet the capitalization requirements of SOP 93-7.

     Direct-response advertising and related costs for our respiratory supplies, included in the Liberty Respiratory segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two-year period.

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our respiratory supplies, could result in accelerated charges against our earnings. For recent developments regarding the accounting treatment of our advertising costs, please see Note 6. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended

	June 30,	June 30,
(in thousands)	2003	2002

Capitalized direct-response advertising	$13,862	$11,513
Direct-response advertising amortization	10,364	8,507

Increase in direct-response advertising asset, net	$3,498	$3,006

Beginning direct-response advertising asset, net	64,061	52,112

Ending direct-response advertising asset, net	$67,559	$55,118

     6.     Direct-Response Advertising – Recent Developments

     As discussed in Note 5, since acquiring Liberty in August 1996, we have capitalized direct-response advertising costs in accordance with SOP 93-7. For several months, we have been discussing the appropriateness of this practice with the SEC. On June 20, 2003, the SEC informed us that it believes that our advertising costs do not qualify for capitalization under the direct-response advertising exception in SOP 93-7. As we believe that our historical accounting for advertising costs is appropriate and that our advertising qualifies for capitalization, we responded to the SEC and have been engaged in ongoing discussions regarding SOP 93-7 and its application to us. If we restate our financial statements, historical expensing of previously capitalized advertising costs would result in the following adjusted consolidated financial statement results:

	Three Months Ended June 30,

	As Reported	If Adjusted	As Reported	If Adjusted
(in thousands, except per share data)	2003	2003	2002	2002

Income before income taxes	$17,843	$14,345	$14,712	$11,706
Income before cumulative effect of change in accounting principle	11,098	8,923	9,151	7,281
Net income (loss)	$11,098	$8,923	$(5,464)	$(7,334)
Income per weighted average share before cumulative effect of change in accounting principle:
Basic	$0.90	$0.72	$0.75	$0.60
Diluted	$0.88	$0.70	$0.73	$0.58
Net income (loss) per weighted average share:
Basic	$0.90	$0.72	$(0.45)	$(0.60)
Diluted	$0.88	$0.70	$(0.45)	$(0.60)

7. New Accounting Pronouncements

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

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and is effective for periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus was adopted, as required, on April 1, 2003. The adoption of this statement has not had a material impact on our financial position or results of operations.

8. Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2003	2003

Salaries and benefits	$5,882	$8,641
Income tax payable	1,581	(1,181)
Amounts reserved for overpayments by Medicare and others	4,941	4,941
Other	4,140	4,602

	$16,544	$17,003

     Amounts reserved for overpayments by Medicare and others represent amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries that arise in the normal course of business as well as those related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. When we established the reserve for albuterol and ipratropium combinations in the fiscal year ended March 31, 2002, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001. In the fiscal year ended March 31, 2003, we recorded a benefit of $2.32 million related to a reduction in this reserve following a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper.

9. Commitments and Contingencies

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the Department of Justice (“DOJ”), and the Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and Department of Health & Human Services’ Office of Inspector General (“OIG”), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $10.28 million on outside legal and accounting fees primarily preparing for and responding to the investigations and the lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors, which was established to oversee our response to the investigations and the related litigation.

     PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. In July 2003, new lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of direct-response advertising. In addition to PolyMedica, certain current or former officers of PolyMedica have been named as defendants in these lawsuits. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously.

     If any of these investigations or legal proceedings referred to above results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations. We do not consider an unfavorable outcome to the various claims probable and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations.

     In addition, the following recent events have occurred in In re: PolyMedica Corp. Shareholder Derivative Litigation, a proceeding described in Item 1 of Part II, Legal Proceedings. On June 26, 2003, the parties filed a motion to remand the proceeding to Middlesex Superior Court for the purpose of approving a potential settlement. The settlement agreement recites certain corporate governance changes made by PolyMedica, such as the addition of three new outside directors to its board since September 2001, the appointment of a lead director, and enhancements to PolyMedica’s compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. The settlement is subject to approval by the Middlesex Superior Court. We can provide no assurance that the settlement will be approved by the Court. We are unable to express an opinion as to the likely outcome of this litigation.

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

10. Segment Information

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

     Liberty Diabetes – Through our Liberty Diabetes segment, we provide diabetes testing supplies and related products to customers suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.

     Liberty Respiratory – Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to customers suffering from chronic obstructive pulmonary disease (“COPD”).

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription oral medications not covered by Medicare directly to existing Liberty customers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total revenue. Other expenses incurred by Liberty Diabetes that were incurred on behalf of all Florida businesses for shared services, were allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees. However, segment assets belonging to PolyMedica’s corporate headquarters, which included $24.56 million and $17.40 million of cash, cash equivalents and investments as of June 30 and March 31, 2003, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments, restated to reflect the way we currently segment our business, is as follows:

	Three months ended
	June 30,	June 30,
(In thousands)	2003	2002

Net Revenues:
Liberty Diabetes	$67,529	$58,514
Liberty Respiratory	19,867	16,580
Pharmaceuticals	11,541	6,507

Total	$98,937	$81,601

Depreciation and Amortization Expense:
Liberty Diabetes	$7,229	$5,516
Liberty Respiratory	4,850	4,065
Pharmaceuticals	174	258

Total	$12,253	$9,839

Income before Income Taxes:
Liberty Diabetes	$11,332	$10,246
Liberty Respiratory	5,261	3,890
Pharmaceuticals	1,250	576

Total	$17,843	$14,712

	June 30,	March 31,
	2003	2003

Segment assets:
Liberty Diabetes	$149,106	$152,457
Liberty Respiratory	43,253	46,928
Pharmaceuticals	15,959	17,961
Corporate Headquarters	42,850	33,623

Total	$251,168	$250,969

11. Accounting for Stock-Based Compensation

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

     The following is a reconciliation of net income (loss) per weighted average share had we adopted SFAS No. 123:

	Three Months Ended
(in thousands, except per share data)	June 30, 2003	June 30, 2002

Net income (loss)	$11,098	$(5,464)
Add back: Stock compensation costs, net of tax, on options granted below fair market value	64	—
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(1,462)	(1,672)

Adjusted net income (loss)	$9,700	$(7,136)

Weighted average shares, basic	12,310	12,167
Weighted average shares, diluted, used in the calculation of net income (loss) per weighted average share	12,672	12,167
Net income (loss) per weighted average share, basic, as reported	$0.90	$(0.45)
Net income (loss) per weighted average share, diluted, as reported	$0.88	$(0.45)
Adjusted net income (loss) per weighted average share, basic	$0.79	$(0.59)
Adjusted net income (loss) per weighted average share, diluted	$0.77	$(0.59)

     The fair value of each option granted during the three months ended June 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002

Dividend yield	2.35%	2.91%
Expected volatility	89.20%	89.73%
Risk-free interest rate	2.45%	3.81%
Expected life	5.0	4.0

     Weighted-average fair value of options granted at fair value during the three months ended June 30,:

2003	$26.27
2002	19.85

12. Stockholders’ Equity – Cash Dividends

     On May 15, 2003, we paid a $0.25 per share cash dividend on 12,289,718 common shares outstanding for a total payment of $3.07 million to our common shareholders of record as of the close of business on May 5, 2003. While a significant decline in our cash balances or another business change could cause us to reduce, suspend, or eliminate the quarterly payment of dividends to shareholders, the current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

13. Income Before Cumulative Effect of Change in Accounting Principle per Share

     Calculations of income before cumulative effect of change in accounting principle per weighted average share are as follows:

(In thousands, except per share data)	Three Months Ended
	June 30, 2003	June 30, 2002

Income before cumulative effect of change in accounting principle	$11,098	$9,151
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	12,310	12,167
Income before cumulative effect of change in accounting principle per weighted average share, basic	$0.90	$0.75

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	12,310	12,167
Weighted average dilutive common stock equivalents	362	411

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	12,672	12,578
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$0.88	$0.73

     Potentially Dilutive Stock Options

     Options to purchase 707,871 and 664,537 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

14. Comprehensive Income

     Our total comprehensive income is equal to our net income (loss) for the three months ended June 30, 2003 and 2002.

15. Subsequent Events

     On July 18, 2003 our Board declared a cash dividend of $0.25 per share of PolyMedica’s common stock to shareholders of record as of the close of business on August 5, 2003, paid on August 15, 2003. The current intention of the Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

     Effective July 11, 2003, we entered into a third Restricted Stock Agreement (the “July Agreement”) with Mr. Shanaman, Lead Director and Interim Chief Executive Officer, which awarded him an additional 5,000 restricted shares previously earned or to be earned going forward based upon his provision of services as Interim Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements including, without limitation, statements regarding expected future cash dividends and revenue, gross margin and operating margin trends. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth in the section titled “Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Business

     PolyMedica is a leading provider of direct-to-consumer medical products, conducting business through its Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. Through our Liberty Diabetes segment we provide direct-to-consumer diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes and related chronic diseases. Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products and home medical diagnostic kits.

     Liberty Diabetes

     As of June 30, 2003, we had approximately 563,000 active diabetes customers, as compared to approximately 473,000 as of June 30, 2002. Many of these customers also suffer from other chronic diseases. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. We meet the needs of customers suffering from diabetes by:

•	providing mail order delivery of supplies direct to our customers’ homes;

•	billing Medicare and/or private insurance companies directly for those supplies that are reimbursable;

•	providing 24-hour telephone support to customers; and

•	using sophisticated software and advanced order fulfillment systems to provide products.

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

     Liberty Respiratory

     Our Liberty Respiratory segment operates similarly to our Liberty Diabetes segment, as we deliver products to customers’ homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain their supplies for respiratory disease treatment. As of June 30, 2003, we had approximately 65,000 active customers for our prescription respiratory medications and supplies, compared to approximately 51,000 as of June 30, 2002. We define a person as an active customer if that person has placed an order and we have shipped supplies to that person in the past twelve months. In the United States, there are approximately sixteen million people with COPD, including approximately four million seniors.

Pharmaceuticals

     Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare directly to consumers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products and home medical diagnostic kits. We sell our female urinary discomfort products and home medical diagnostic kits under our AZO brand name through a network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States. Our line of prescription urology products includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories. Our primary customers for these urology products are large drug wholesalers in the United States.

     Business Strategies

     Our principal strategy is to leverage our operating platform and compliance management protocol to expand our business. This strategy includes the following elements:

     Continue growth in our direct to consumer businesses by expanding our customer base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have expanded our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty’s acquisition to approximately 563,000 customers. In addition, we now have approximately 65,000 active customers for our prescription respiratory medications and supplies. We also use radio and print advertising to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually improving our operations, information systems, and regulatory compliance activities.

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

     Continue growth in our non-Medicare initiatives. During the three months ended June 30, 2003, we continued the growth of Liberty Medical Supply Pharmacy (“Liberty Pharmacy”), which is part of our Pharmaceuticals segment, and which offers prescription oral medications not covered by Medicare directly to consumers. We expect to continue to grow Liberty Pharmacy through fiscal year 2004.

     Continue adding complementary products and businesses. New business initiatives, in various stages of development, include a new clinical laboratory that offers a glycohemoglobin (“HbA1c”) test, the results of which tell the patient or physician what the patient’s blood glucose level has averaged over the previous two or three months, and a medical office building pharmacy, which opened in the first quarter of fiscal year 2004, providing retail pharmacy services within office buildings occupied by physician groups and other medical professionals. We expect to open additional pharmacies in fiscal year 2004. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines and new business initiatives. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in sales, marketing and distribution. We also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

Status of Chief Executive Officer Search

     On August 4, 2002, Steven J. Lee, Chief Executive Officer, Chairman and a director of PolyMedica, retired as Chief Executive Officer, effective as of that date. Mr. Lee continued to serve as Chairman and a director through December 31, 2002. In connection with Mr. Lee’s retirement, we incurred a one-time selling, general and administrative expense of approximately $1.30 million in the fiscal year ended March 31, 2003. Pursuant to this agreement, these amounts will generally be paid in cash over a twenty-four month period. We continue to work with the executive recruitment firm of Heidrick & Struggles, which is assisting our Board in its search for a new chief executive officer.

     Samuel L. Shanaman, Lead Director, is performing the functions of the chief executive officer on an interim basis until a successor is named. As compensation for his services as Interim Chief Executive Officer, we pay Mr. Shanaman a nominal salary in cash in addition to his vesting in a fixed number of shares (currently 51 shares) of restricted common stock for every day Mr. Shanaman works. The fair value of the shares ($38.60 under his current agreement dated July 11, 2003) and the cash, is recorded as a selling, general and administrative expense in our consolidated statements of operations, as the income is earned by Mr. Shanaman. Mr. Shanaman became fully vested in the 8,345 restricted shares awarded under his first agreement entered into in October 2002, during the quarter ended March 31, 2003 and the 3,600 restricted shares awarded under his second agreement entered into in March 2003, during the quarter ended June 30, 2003. We then entered into the July 11, 2003 agreement, which awarded an additional 5,000 restricted shares previously earned or to be earned going forward based upon his provision of services as Interim Chief Executive Officer.

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

     Expense items include cost of sales and selling, general and administrative expenses.

•	Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our facility and shipping and handling fees.

•	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as legal and related expenses, allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

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

     The following summaries of our critical accounting policies should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, advertising, accounts receivable and the allowance for doubtful accounts, inventories, goodwill, accruals for Medicare adjustments, and uncertainties.

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

     Advertising

     In accordance with Statement of Position 93-7(“SOP 93-7”) we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements, among other things. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies and two years for our respiratory supplies. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For recent developments regarding the application of SOP 93-7, please see Note 6 to the consolidated financial statements.

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

     Inventories

     Inventories are carried at the lower of cost or market value. Market value or the net realizable value to PolyMedica is impacted by the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products that we provide, customers sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers of $2.00 million and $2.57 million as of June 30 and March 31, 2003, respectively, is based upon historical experience of collection of documents required to bill Medicare, other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

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

     Accruals for Medicare Adjustments

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for Medicare adjustments occur in the normal course of business and are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

     Uncertainties

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services, the DOJ, and the FDA. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $10.28 million on legal and accounting fees primarily preparing for and responding to, the investigations and lawsuits described below. This work has been conducted under the direction of legal counsel who report to the Oversight Committee, a special Board committee comprised of three outside directors which was established to oversee our response to the investigations and the related litigation.

     In June 2002, Liberty was served with an administrative subpoena from the U.S. Attorney’s Office for the Southern District of Illinois seeking documents relevant to an ongoing investigation of Medicare reimbursement of “depth shoes and inserts.” Liberty has been informed that it is not a target of that investigation. Liberty completed its response to the subpoena in November 2002.

     PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. In July 2003, new lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of direct-response advertising. In addition to PolyMedica, certain current or former officers of PolyMedica have been named as defendants in these lawsuits. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

     In addition, the following recent events have occurred in In re: PolyMedica Corp. Shareholder Derivative Litigation, a proceeding described in Item 1 of Part II, Legal Proceedings. On June 26, 2003, the parties filed a motion to remand the proceeding to Middlesex Superior Court for the purpose of approving a potential settlement. The settlement agreement recites certain corporate governance changes made by PolyMedica., such as the addition of three new outside directors to its board since September 2001, the appointment of a lead director, and enhancements to PolyMedica’s compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees in an amount to be determined by the Court and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. The settlement is subject to approval by the Middlesex Superior Court. We can provide no assurance that the settlement will be approved by the Court. We are unable to express an opinion as to the likely outcome of this litigation.

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

Compliance and Regulatory Affairs

     We have a Compliance and Regulatory Affairs Department that is comprised of five groups: monitoring, investigations and special projects, internal reviews, contracts and licensing and external communications. Although each group is distinct, the Senior Vice President of Regulatory Affairs and the Chief Compliance Officer coordinate activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to our businesses. We have continued to expand the size and capabilities of our Compliance and Regulatory Affairs Department.

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

Corporate Governance

     In August 2001, our Board established an Oversight Committee, a special Board committee now consisting of three non-employee directors, to oversee our response to the investigations and the related litigation described in Item 1 of Part II, Legal Proceedings of this Form 10-Q. The Oversight Committee is advised on legal matters by our legal counsel and other appropriate independent advisors. The Oversight Committee will continue to play an active role as these investigations proceed. Its authority includes monitoring the Compliance and Regulatory Affairs Department and that department’s compliance program to ensure compliance with Medicare and internal Company policies.

     Over the past two years, we have expanded and strengthened our Board through the addition of four new directors. We have also established the position of Lead Director, to be elected annually by our non-employee directors. Samuel Shanaman, Interim Chief Executive Officer, currently holds that position. The role of the Lead Director is to chair regular meetings of the non-employee directors, providing a strong focal point for both the Board and our shareholders.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	Three months ended

	June 30,	June 30,
	2003	2002

Net revenues:
Liberty Diabetes	68.3%	71.7%
Liberty Respiratory	20.1	20.3
Pharmaceuticals	11.6	8.0

Total net revenues	100.0	100.0
Cost of sales	36.2	35.4

Gross margin	63.8	64.6
Selling, general and administrative expenses	46.0	46.6

Income from operations	17.9%	18.0%

     Total net revenues increased 21.2% to $98.94 million in the three months ended June 30, 2003, as compared with $81.60 million in the three months ended June 30, 2002. This increase was the result of the growth in sales in each of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

     Net revenues from our Liberty Diabetes segment increased 15.4% to $67.53 million in the three months ended June 30, 2003, as compared with $58.51 million in the three months ended June 30, 2002. This increase was due primarily to the growth in our customer base, which grew 19.0% to approximately 563,000 active customers as of June 30, 2003, from approximately 473,000 as of June 30, 2002, primarily as a result of our advertising. Fluctuations in the order volume, order frequency and mix of product for new and existing customers, also contributed to the change in net revenues for the three months ended June 30, 2003, as compared with the three months ended June 30, 2002.

     Net revenues from our Liberty Respiratory segment increased 19.8% to $19.87 million in the three months ended June 30, 2003, as compared with $16.58 million in the three months ended June 30, 2002. This increase was due primarily to the growth in our customer base, which grew 27.5% to approximately 65,000 as of June 30, 2003, from approximately 51,000 as of June 30, 2002, primarily as a result of our advertising. Recent growth in our Liberty Respiratory segment has slowed as a result of lower than expected utilization and responses to our advertisements in the quarter ended June 30, 2003. Fluctuations in the order volume, order frequency and mix of product for new and existing customers, also contributed to the change in net revenues for the three months ended June 30, 2003, as compared with the three months ended June 30, 2002.

     Net revenues from our Pharmaceuticals segment increased 77.4% to $11.54 million in the three months ended June 30, 2003, as compared with $6.51 million in the three months ended June 30, 2002, due primarily to the growth in our Liberty Pharmacy sales of prescription oral medications, not covered by Medicare. Sales of these products represented 72.1% and 47.2% of total Pharmaceuticals segment net revenues in the three months ended June 30, 2003 and 2002, respectively. We expect this trend of increasing sales from Liberty Pharmacy to continue. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers, and their spouses.

     As a percentage of total net revenues, overall gross margins were 63.8% in the three months ended June 30, 2003, as compared with 64.6% in the three months ended June 30, 2002. Gross margins in the three months ended June 30, 2003 decreased primarily as a result of the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses. As a result, future consolidated earnings growth is projected to be less than future consolidated revenue growth.

     As a percentage of total net revenues, selling, general and administrative expenses were 46.0% in the three months ended June 30, 2003, as compared with 46.6% in the three months ended June 30, 2002. Selling, general and administrative expenses increased by 19.6% in the three months ended June 30, 2003 to $45.49 million, as compared with $38.03 million in the three months ended June 30, 2002. The slight decrease in selling, general and administrative expense as a percentage of net revenues was primarily attributable to a decrease in legal and related expenses of approximately $685,000 in the three months ended June 30, 2003, as compared with the three months ended June 30, 2002.

     Investment income increased 406.9% to $223,000 in the three months ended June 30, 2003 as compared with $44,000 in the three months ended June 30, 2002, due primarily to gains realized on investments held in the executive deferred compensation plans, which also serve to decrease compensation expense recorded as part of selling, general and administrative expenses, coupled with higher interest rates earned on approximately $7.01 million of short-term investments held during the quarter ended June 30, 2003. There were no short-term investments held during the quarter ended June 30, 2002. Interest expense decreased 54.4% to $17,000 in the three months ended June 30, 2003, as compared with $37,000 in the three months ended June 30, 2002.

     The provision for income taxes was $6.75 million and $5.56 million in the three months ended June 30, 2003 and 2002, respectively, which resulted in an effective tax rate of 37.8% in each of the three months ended June 30, 2003 and 2002. The effective tax rates in the three months ended June 30, 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying country, state, or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

     Our business is currently funded through cash flow from operations. Our cash and cash equivalents balance decreased $1.53 million to $25.64 million as of June 30, 2003, as compared with $27.16 million as of March 31, 2003, due primarily to the purchase of $5.57 million of short-term investments during the three months ended June 30, 2003, offset by cash flows generated from operations. Cash flows from operations of $10.05 million for the three months ended June 30, 2003, were generated by net income of $11.10 million, offset by cash used to fund certain areas of our operations, including a decrease in accounts payable in the quarter ended June 30, 2003 of $8.25 million to $4.32 million as of June 30, 2003, as compared with $12.58 million as of March 31, 2003.

     In the three months ended June 30, 2003 and 2002, we used $8.84 million and $5.76 million of cash for investing activities, respectively. The $3.07 million increase in total cash used for investing activities was due to $5.56 million used to purchase short-term investments net of a decrease in capital expenditures of $2.49 million in the three months ended June 30, 2003, as compared with the three months ended June 30, 2002. Property, plant and equipment purchases totaled $3.27 million and $5.76 million for the three months ended June 30, 2003 and 2002, respectively. Higher spending in the prior year first quarter for capital expenditures was related to the construction of a new 64,000 square foot respiratory supplies facility and a new 59,000 square foot distribution center, as compared with the renovation of an existing 120,000 square foot Port St. Lucie facility purchased in January 2003, in the current year first quarter.

     In the three months ended June 30, 2003, we used $2.74 million of cash for financing activities, which consisted of $157,000 set aside for executive deferred compensation plans, $825,000 used to repay capital lease and note payable obligations, and $3.07 million of cash dividends paid to shareholders of record as of May 5, 2003, offset by $1.31 million of proceeds recognized from the issuance of PolyMedica common stock.

     On July 18, 2003 our Board declared a cash dividend of $0.25 per share of PolyMedica’s common stock to shareholders of record as of the close of business on August 5, 2003, paid on August 15, 2003. While a significant decline in our cash balances or another business change could cause us to reduce, suspend, or eliminate the quarterly payment of dividends to shareholders, the current intention of the Board is to pay a cash dividend on a quarterly basis for the foreseeable future. We expect the quarterly cash dividend payment, if paid, to average $3.0 million.

     We believe that our cash and cash equivalents balance as of June 30, 2003 of $25.64 million and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations for the next twelve months. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products (see Uncertainties in Critical Accounting Policies).

     Our contractual obligations for future annual minimum lease, rental and advertising commitments as of June 30, 2003, were not materially different from those as of March 31, 2003, disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and is effective for periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The provisions of SFAS No. 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus was adopted, as required, on April 1, 2003. The adoption of this statement has not had a material impact on our financial position or results of operations.

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

•  Medicare reform proposals

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

•  Inherent reasonableness

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

Litigation may materially adversely affect us

     PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. In July 2003, new lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of direct-response advertising. In addition to PolyMedica, certain current or former officers of PolyMedica have been named as defendants in these lawsuits. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. Although we do not consider an unfavorable outcome to the various claims probable, we cannot accurately predict their ultimate disposition, and have therefore not recorded any charges related to their outcome. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

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

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our respiratory supplies, could result in accelerated charges against our earnings. For recent developments regarding the accounting treatment of our advertising costs, please see Note 6 to our consolidated financial statements. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

•	changes in reimbursement guidelines and amounts;

•	changes in regulations affecting the healthcare industry;

•	the timing of customer orders;

•	the timing and cost of our advertising campaigns;

•	the timing of the introduction or acceptance of new products offered by us or our competitors; and

•	changes in the mix and costs of our products.

•	Product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

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

We may make acquisitions that will strain our financial and operational resources

     We regularly review potential acquisitions of businesses and products. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

•	diversion of the attention of senior management from important business matters;

•	amortization of substantial intangible assets;

•	difficulty in retaining key personnel of an acquired business;

•	failure to assimilate operations of an acquired business;

•	possible operating losses and expenses of an acquired business;

•	exposure to legal claims for activities of an acquired business prior to acquisition; and

•	incurrence of debt and related interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We own certain money market funds, commercial bonds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounted for under SFAS No. 115, “Accounting for certain investments in Debt and Equity Securities.” The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

Item 4. Controls and Procedures

    (a)  Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Changes in internal controls. No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Keith Trowbridge, President of Liberty and a Senior Vice President of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint. The case is currently in discovery.

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

     On December 17, 2001, plaintiffs filed a consolidated derivative complaint. The consolidated complaint named as defendants PolyMedica, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Arthur A. Siciliano, President, Eric G. Walters, former Executive Vice President and Clerk, and five of our directors: Herbert A. Denton, Thomas S. Soltys, Frank LoGerfo, Marcia J. Hooper, and Daniel S. Bernstein. The Complaint alleges that the defendants breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty. The Complaint seeks unspecified damages, the return of compensation, and other relief, including injunctive relief. Defendants filed a motion to dismiss the consolidated complaint on January 31, 2002. Plaintiffs filed an opposition to the motion on March 22, 2002 and defendants filed a reply memorandum on April 19, 2002. The Court heard argument on the motion to dismiss on April 30, 2002. On July 16, 2002, the Court entered an order denying the motion to dismiss.

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

     In addition, the Appeals Court granted several joint motions made by the parties in the Spring of 2003 to stay the action while the parties conducted settlement discussions. On June 26, 2003, the parties filed a motion to remand the proceeding to Middlesex Superior Court for the purpose of approving a potential settlement. On July 1, 2003, the Appeals Court issued a notice that the motion to remand to Superior Court had been granted. On August 4, 2003, the parties filed a stipulated motion for dismissal of the appeal without prejudice. On August 5, 2003, in response to the motion to dismiss, the Court issued a notice further staying the appellate proceeding until September 3, 2003.

     The settlement is subject to approval by the Middlesex Superior Court. The settlement agreement recites certain corporate governance changes made by the Company, such as the addition of three new outside directors to its board since September 2001, the appointment of a lead director, and enhancements to the Company’s compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. Polymedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. We can provide no assurance that the settlement will be approved by the Court. The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and if the settlement is not approved, intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

Direct-Response Advertising Shareholder Litigation

     On July 3, 2003, Stanley Sved filed a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica, and the following current or former Company officers: Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Samuel L. Shanaman, Interim Chief Executive Officer and Lead Director, Arthur A. Siciliano, President, John K.P. Stone III, Director, Vice Chairman, General Counsel, and Senior Vice President, Stephen C. Farrell, Senior Vice President and Chief Financial Officer, Eric Walters, formerly Executive Vice President and Clerk, and Warren K. Trowbridge, Senior Vice President of PolyMedica and President of Liberty. The lawsuit was brought on behalf of Mr. Sved and other purchasers of PolyMedica’s common stock for a proposed class period of July 23, 2001 to June 30, 2003 and is captioned Sved v. PolyMedica Corp., Civ. Act. No. 03-11270 RCL. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to revenue and earnings based on PolyMedica’s accounting treatment of direct-response advertising. As of July 31, 2003, at least one virtually identical lawsuit had been filed in the United States District Court for the District of Massachusetts against the same defendants, Gourdh v. PolyMedica Corp., Civ. Act. No. 03-11393 RCL.

     We believe that we have meritorious defenses to the claims made in the consolidated complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation

Item 6. Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index immediately following this report, which is incorporated herein by reference. PolyMedica furnished a Current Report on Item 9 of Form 8-K, dated April 24, 2003, reporting its expectations for its fiscal 2004 first quarter earnings, pursuant to Item 12 of Form 8-K, and furnished a Current Report on Item 9 of Form 8-K, dated May 28, 2003, reporting its financial results for the quarter ended March 31, 2003 and the fiscal year ended March 31, 2003, pursuant to Item 12 of Form 8-K.

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
(Principal Executive Officer)

/s/ Stephen C. Farrell

Stephen C. Farrell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 18, 2003

Exhibit Index

Exhibit		Description

10.65	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003.
10.66	-	Amended Employment Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003.
31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.