Form 10-Q
period 2003-09-30
POLYMEDICA CORP
filed 2003-11-04
CIK 878748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of October 31, 2003, there were 25,556,171 shares of the registrant’s Common Stock issued and outstanding and an additional 320 shares held in treasury.

POLYMEDICA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$35,577	$27,162
Investments	7,381	1,442
Accounts receivable (net of allowances of $26,498 and $22,556 as of September 30 and March 31, 2003, respectively)	49,451	61,168
Inventories (Note 3)	16,905	18,850
Deferred income taxes	13,960	13,960
Prepaid expenses and other current assets	5,983	3,438

Total current assets	129,257	126,020
Property, plant and equipment, net	59,954	53,304
Goodwill (Note 4)	5,946	5,946
Intangible assets, net	207	108
Direct-response advertising, net (Note 5)	71,772	64,061
Other assets	1,990	1,530

Total assets	$269,126	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,449	$12,576
Accrued expenses (Note 7)	19,021	17,003
Current portion, capital lease obligations and note payable	872	2,310

Total current liabilities	23,342	31,889
Long-term capital lease and other obligations	2,284	1,877
Deferred income taxes	20,528	20,528

Total liabilities	46,154	54,294
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,359,056 and 24,920,488 issued as of September 30 and March 31, 2003, respectively	254	249
Treasury stock, at cost (1,340 and 349,310 shares as of September 30 and March 31, 2003, respectively)	(27)	(7,149)
Deferred compensation	(52)	(54)
Additional paid-in capital	107,483	105,341
Retained earnings	115,314	98,288

Total shareholders’ equity	222,972	196,675

Total liabilities and shareholders’ equity	$269,126	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Net revenues	$105,222	$88,012	$204,159	$169,613
Cost of sales	38,260	31,208	74,029	60,065

Gross margin	66,962	56,804	130,130	109,548
Selling, general and administrative expenses	47,583	40,977	93,071	79,005

Income from operations	19,379	15,827	37,059	30,543
Other income and expense:
Investment income/(loss)	104	(12)	327	32
Interest expense	(20)	(34)	(37)	(70)
Other expense	(10)	—	(53)	(12)

	74	(46)	237	(50)
Income before income taxes	19,453	15,781	37,296	30,493
Income tax provision	7,353	5,965	14,098	11,526

Income before cumulative effect of change in accounting principle	12,100	9,816	23,198	18,967
Cumulative effect of change in accounting principle, net of taxes of $9,187 (Note 4)	—	—	—	(14,615)

Net income	$12,100	$9,816	$23,198	$4,352

Income before cumulative effect of change in accounting principle per weighted average share:
Basic	$0.49	$0.40	$0.94	$0.78
Diluted	$0.47	$0.39	$0.91	$0.76
Cumulative effect of change in accounting principle per weighted average share:
Basic	$—	$—	$—	$(0.60)
Diluted	$—	$—	$—	$(0.59)
Net income per weighted average share:
Basic	$0.49	$0.40	$0.94	$0.18
Diluted	$0.47	$0.39	$0.91	$0.17
Cash dividend per share	$0.125	$—	$0.25	$—
Weighted average shares, basic	24,920	24,342	24,770	24,338
Weighted average shares, diluted	25,810	24,879	25,577	25,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income	$23,198	$4,352
Adjustments to reconcile net income to net cash flows:
Impairment of goodwill, net of taxes	—	14,615
Depreciation and amortization	3,909	2,791
Amortization of direct-response advertising	21,254	17,358
Direct-response advertising expenditures	(28,965)	(23,497)
Provision for bad debts	11,330	12,508
Provision for sales allowances/returns	9,909	8,202
Stock-based compensation	195	6
Loss on sale of equipment	45	—
Changes in assets and liabilities:
Accounts receivable	(9,522)	(22,689)
Inventories	1,945	1,019
Prepaid expenses and other assets	(2,534)	(1,716)
Accounts payable	(9,127)	(811)
Accrued expenses and other liabilities	2,326	468

Net cash flows from operating activities	23,963	12,606

Cash flows from investing activities:
Purchase of investments	(5,939)	—
Purchase of customer list	(212)	—
Purchase of property, plant and equipment	(10,407)	(12,077)

Net cash flows used by investing activities	(16,558)	(12,077)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,073	724
Repurchase of common stock	—	(659)
Contributions to deferred compensation plans	(308)	(1,274)
Payment of dividends declared on common stock	(6,171)	—
Payment of obligations under capital leases and note payable	(1,584)	(370)

Net cash flows from/(used by) financing activities	1,010	(1,579)

Net change in cash and cash equivalents	8,415	(1,050)
Cash and cash equivalents at beginning of period	27,162	27,884

Cash and cash equivalents at end of period	$35,577	$26,834

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$98	$281
Disposal of equipment	355	77

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

     The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2003.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowances for doubtful accounts and sales allowances, valuation of inventory, goodwill, direct-response advertising, accrued expenses, accruals for Medicare adjustments, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates.

     On September 5, 2003, PolyMedica’s Board of Directors (the “Board”) declared a two-for-one split of PolyMedica’s common stock, payable on September 29, 2003. The two-for-one stock split was effected in the form of a 100% stock dividend paid to shareholders of record as of the close of business on September 19, 2003. This resulted in the new issuance of 11.82 million shares of common stock plus the issuance of 854,000 shares held in treasury together with a decrease in additional paid-in capital and an increase in treasury stock equivalent to the cost value of the treasury shares issued and a decrease in additional paid-in capital equivalent to the par value of the newly issued shares. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for PolyMedica’s capitalization.

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period Form 10-Q presentation.

2.	Revenue Recognition and Accounts Receivable

     We recognize revenue related to product sales to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. As a result, our contractual allowances are immaterial. Revenue recognition is delayed for product shipments for which we have not yet received the required written forms, until the period in which those documents are collected and verified.

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

     Approximately $70.86 million and $60.56 million of net revenues for the three months ended September 30, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. Approximately $138.80 million and $117.46 million of net revenues for the six months ended September 30, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

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

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns and claim denials. During the three months ended September 30, 2003 and 2002, we provided for sales returns and allowances at a rate of approximately 4.3% and 4.9% of gross revenues, respectively. During each of the six months ended September 30, 2003 and 2002, we provided for sales returns and allowances at a rate of approximately 4.6% of gross revenues.

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming and complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 1 1/2 years from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended September 30, 2003 and 2002, we provided for allowances for doubtful accounts at a rate of approximately 5.4% and 7.5% of net revenues, respectively. During the six months ended September 30, 2003 and 2002, we provided for allowances for doubtful accounts at a rate of approximately 5.6% and 7.4% of net revenues, respectively.

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of September 30 and March 31, 2003, accounts receivable allowances were $26.50 million and $22.56 million, respectively, or 34.9% and 26.9% of gross accounts receivable, respectively.

3.	Inventories

     Inventories consist of the following:

	September 30,	March 31,
(in thousands)	2003	2003

Raw materials	$1,483	$1,453
Work in process	432	480
Finished goods	14,990	16,917

	$16,905	$18,850

     Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of September 30 and March 31, 2003, is $2.08 million and $2.57 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the required written documents, if applicable, to bill Medicare, other third-party payers, and customers and recognize revenue.

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

     Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica’s acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of September 30 and March 31, 2003 was $1.00 million. Including the amount of goodwill recorded in our Liberty Diabetes segment, which was not considered to be impaired under our transitional impairment test, PolyMedica’s total goodwill as of September 30 and March 31, 2003 was $5.95 million.

     We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable and record any impairment as a cost of continuing operations.

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty Medical”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of September 30 and March 31, 2003, by reportable segment, were as follows:

	September 30,	March 31,
(in thousands)	2003	2003

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer list	$2,028	$1,816
Accumulated amortization	(1,821)	(1,708)

	$207	$108

Pharmaceuticals:
Goodwill	$995	$995

Total consolidated goodwill	$5,946	$5,946

Total amortizable intangible assets	2,028	1,816
Total accumulated amortization	(1,821)	(1,708)

	$207	$108

     In the quarter ended September 30, 2003, we purchased a customer list, consisting primarily of diabetes patients, for approximately $212,000, from a small healthcare company. We purchased this list in an effort to expand our customer base through means other than direct-response advertising. We will amortize the cost of the customer list to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period, such that 55% of the cost is expensed after two years from the date of acquisition and the remaining 45% is expensed on a straight-line basis over the next two years, identical to our accounting treatment of direct-response advertising for our Liberty Diabetes segment.

     Amortization expense for intangible assets was approximately $48,000 and $184,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $113,000 and $368,000 for the six months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, amortization expense on existing intangibles for the remainder of fiscal 2004 and the next four fiscal years is as follows (table in thousands):

2004	$34
2005	57
2006	48
2007	48
2008	20

Total	$207

5.	Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment, for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

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

     On September 4, 2003, we announced that we had concluded discussions with the SEC regarding our capitalization of advertising costs under the direct-response advertising exception in SOP 93-7, and that we would continue to capitalize these costs related to the acquisition of new customers, rather than expensing these costs as incurred. Accordingly, we will not restate our historical financial statements, the possibility of which was discussed in previous SEC filings.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2003	2002	2003	2002

Capitalized direct-response advertising	$15,103	$11,984	$28,965	$23,497
Direct-response advertising amortization	10,890	8,851	21,254	17,358

Increase in direct-response advertising asset, net	$4,213	$3,133	$7,711	$6,139

Beginning direct-response advertising asset, net	67,559	55,118	64,061	52,112

Ending direct-response advertising asset, net	$71,772	$58,251	$71,772	$58,251

6.	New Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150, as required, on July 1, 2003. The adoption of this statement has not had a material impact on our financial position or results of operations.

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and is effective for periods beginning after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

7.	Accrued Expenses

     Accrued expenses consist of the following:

	September 30,	March 31,
(in thousands)	2003	2003

Salaries and benefits	$8,344	$8,641
Income tax payable	1,868	(1,181)
Amounts reserved for overpayments by Medicare and others	4,941	4,941
Other	3,868	4,602

	$19,021	$17,003

     Amounts reserved for overpayments by Medicare and others represent amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries that arise in the normal course of business as well as those related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. When we established the reserve for albuterol and ipratropium combinations in the fiscal year ended March 31, 2002, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001. In the quarter ended September 30, 2002, we recorded a benefit of $2.22 million related to a reduction in this reserve following a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

8.	Commitments and Contingencies

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United States Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty Medical and Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $10.58 million on outside legal and accounting fees primarily preparing for and responding to the investigations and the lawsuits described below. This work has been conducted under the overall direction of the Oversight Committee, a special Board committee comprised of three non-employee directors, which was established to oversee our response to the investigations and the related litigation.

     We are party to the following additional legal proceedings:

     –           Class Action Lawsuit. We are a defendant in a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica, Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Warren K. Trowbridge, President of Liberty Healthcare Group, Inc. and a Senior Vice President of PolyMedica, filed on behalf of purchasers of our common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. The complaint was originally filed November 27, 2000, and consolidated with a virtually identical later-filed complaint on July 30, 2001, under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. A consolidated amended complaint was filed on October 9, 2001, asserting claims on behalf of a putative class of purchasers of PolyMedica stock between October 26, 1998 and August 21, 2001. The Court denied the defendants’ motion to dismiss the consolidated complaint on May 10, 2002. On July 30, 2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. The case is currently in discovery. We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

     –           Derivative Complaint. On August 9, 2001, a plaintiff filed a purported derivative action in Massachusetts Superior Court for Middlesex County against our Board. At least three virtually identical derivative actions were subsequently filed in Massachusetts Superior Court. On October 11, 2001, the Court granted plaintiffs’ motion to consolidate the derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Action No. 01-3446 and the plaintiffs subsequently filed a consolidated derivative complaint, alleging that the defendants breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical. The consolidated complaint, filed on December 17, 2001, names as defendants PolyMedica, Steven J. Lee, Arthur A. Siciliano, President of PolyMedica, Eric G. Walters, and five members of PolyMedica’s Board of Directors: Herbert A. Denton, Thomas S. Soltys, Frank Logerfo, Marcia J. Hooper, and Daniel S. Bernstein. Defendants’ motion to dismiss the consolidated complaint was denied on July 16, 2002. On September 16, 2002, the Court granted defendants’ motions to report the case to the Appeals Court and stay the proceedings, but denied defendants’ motion to reconsider its denial of the motion to dismiss. On January 23, 2003, the Appeals Court docketed the case under the caption Roberta Casden v. Daniel S. Bernstein and others, No. 2003-P-0107. The case is currently stayed by the Appeals Court until November 4, 2003.

     On July 1, 2003, the Appeals Court granted a motion to remand the proceedings to Middlesex Superior Court for purposes of approving a potential settlement. A settlement agreement has been filed with the Superior Court, and recites certain corporate governance changes we have made and enhancements to our compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. The settlement is subject to approval by the Middlesex Superior Court. We can provide no assurance that the settlement will be approved by the Court. The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and if the settlement is not approved, intend to contest the claims vigorously.

     –           Litigation Relative to Direct Response Advertising. In July and August 2003, new lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of advertising costs. In addition to PolyMedica, Steven J. Lee, Samuel L. Shanaman, Interim Chief Executive Officer and Lead Director, Arthur A. Siciliano, John K.P. Stone, III, General Counsel and Senior Vice President, Stephen C. Farrell, Senior Vice President and Chief Financial Officer, Eric Walters and Warren K. Trowbridge were named as defendants in these lawsuits. The first complaint, Sved v. PolyMedica Corp., Civ. Act. No. 03-11270-RCL was filed July 3, 2003. Similar complaints, Gourdji v. PolyMedica Corp., Civ. Act. No. 03-CV-11393, and Thompson v. PolyMedica Corp., Civ. Act. No. 03-CV-11604 were filed in U.S. District Court for the District of Massachusetts on July 24, 2003 and August 27, 2003, respectively.

     Following our announcement on September 4, 2003 that we had concluded our discussions with the SEC concerning our capitalization of advertising costs under the direct-response advertising exception in SOP 93-7 and would not restate our historical financial statements, the parties filed, on September 23, 2003, a stipulated motion to dismiss, with prejudice, the Thompson complaint, and the Court granted the motion on September 25, 2003. On October 16, 2003, the parties filed a further motion and stipulation for order of dismissal without prejudice with respect to the remaining shareholder litigation pending in the U.S. District Court for the District of Massachusetts concerning PolyMedica’s accounting treatment of advertising costs. The court granted the motion on

October 23, 2003.

     If any of these investigations or legal proceedings referred to above results in a determination that we have failed to comply with the statutes or regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions (including exclusion from Medicare and other federal healthcare program participation). We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to these proceedings. An unfavorable outcome could have a material effect on our financial position and results of operations.

     In addition to those described above, we have certain contingent liabilities, including but not limited to, litigation that arises in the ordinary course of business. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

9.	Segment Information

     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. The segments are as follows:

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

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription oral medications not covered by Medicare directly to existing Liberty Medical customers and sell prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total revenue. Selling, general and administrative expenses incurred by Liberty Diabetes that were incurred on behalf of all Florida businesses for shared services, are allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees. However, segment assets belonging to PolyMedica’s corporate headquarters, which included $33.88 million and $17.40 million of cash, cash equivalents and investments as of September 30 and March 31, 2003, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments, restated to reflect the way we currently segment our business, is as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2003	2002	2003	2002

Net Revenues:
Liberty Diabetes	$70,764	$60,962	$138,293	$119,476
Liberty Respiratory	20,068	18,609	39,935	35,189
Pharmaceuticals	14,390	8,441	25,931	14,948

Total	$105,222	$88,012	$204,159	$169,613

Depreciation and Amortization Expense:
Liberty Diabetes	$7,658	$5,910	$14,887	$11,426
Liberty Respiratory	5,088	4,098	9,938	8,163
Pharmaceuticals	164	302	338	560

Total	$12,910	$10,310	$25,163	$20,149

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2003	2002	2003	2002

Income before Income Taxes:
Liberty Diabetes	$11,717	$8,324	$23,052	$18,547
Liberty Respiratory	5,495	6,881	10,758	10,778
Pharmaceuticals	2,241	576	3,486	1,168

Total	$19,453	$15,781	$37,296	$30,493

	September 30,	March 31,
	2003	2003

Segment assets:
Liberty Diabetes	$159,690	$152,457
Liberty Respiratory	41,223	46,928
Pharmaceuticals	16,836	17,961
Corporate Headquarters	51,377	33,623

Total	$269,126	$250,969

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters decreased $2.21 million and $2.00 million in the three and six months ended September 30, 2003, as compared with the three and six months ended September 30, 2002, respectively. Income before Income Taxes for our Liberty Respiratory segment for both the three and six months ended September 30, 2002, included a $2.22 million benefit for the reduction of accrued amounts due to Medicare and others, as discussed in Note 7.

10.	Accounting for Stock-Based Compensation

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

The following is a reconciliation of net income per weighted average share had we adopted SFAS No. 123:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2003	2002	2003	2002

Net income	$12,100	$9,816	$23,198	$4,352
Add back: Stock compensation costs, net of tax, on options granted below fair market value	58	35	122	35
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(1,106)	(1,082)	(2,499)	(2,741)

Adjusted net income	$11,052	$8,769	$20,821	$1,646

Weighted average shares, basic	24,920	24,342	24,770	24,338
Weighted average shares, diluted	25,810	24,879	25,577	25,018

	Three months ended		Six months ended

	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2003	2002	2003	2002

Net income per weighted average share, basic, as reported	$0.49	$0.40	$0.94	$0.18
Net income per weighted average share, diluted, as reported	$0.47	$0.39	$0.91	$0.17
Adjusted net income per weighted average share, basic	$0.44	$0.36	$0.84	$0.07
Adjusted net income per weighted average share, diluted	$0.43	$0.35	$0.81	$0.07

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Weighted-average fair value of options granted	$17.75	$13.52	$21.16	$14.01

     The fair value of each option granted during fiscal 2004 and fiscal 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Dividend yield	1.89%	2.91%	2.07%	2.91%
Expected volatility	98.47%	89.73%	94.76%	89.73%
Risk-free interest rate	2.95%	2.44%	2.75%	2.55%
Expected life	5.0	4.0	5.0	4.0

11.	Income Before Cumulative Effect of Change in Accounting Principle per Share

     Calculations of income before cumulative effect of change in accounting principle, referring to the April 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” discussed in Note 4, per weighted average share are as follows:

	Three months ended		Six months ended
(In thousands, except per share data)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Income before cumulative effect of change in accounting principle	$12,100	$9,816	$23,198	$18,967
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	24,920	24,342	24,770	24,338
Income before cumulative effect of change in accounting principle per weighted average share, basic	$0.49	$0.40	$0.94	$0.78

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	24,920	24,342	24,770	24,338
Weighted average dilutive common stock equivalents	890	537	807	680

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	25,810	24,879	25,577	25,018
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$0.47	$0.39	$0.91	$0.76

     Potentially Dilutive Stock Options

     Options to purchase 244,500 and 2,101,326 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. During the six months ended September 30, 2003 and 2002, options to purchase 1,374,470 and 1,321,908 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

     Our total comprehensive income is equal to our net income for the three and six months ended September 30, 2003 and 2002.

13.	Stockholders’ Equity – Cash Dividends

     On August 15, 2003, we paid a $0.125 per share cash dividend on 24,785,074 common shares outstanding for a total payment of $3.10 million to our common shareholders of record as of the close of business on August 5, 2003. For the six months ended September 30, 2003, we paid a total of $6.17 million in cash dividends to our common shareholders of record. On October 6, 2003 our Board declared a cash dividend of $0.15 per share of PolyMedica’s common stock to shareholders of record as of the close of business on November 5, 2003, payable on November 17, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including, without limitation, statements regarding expected future cash dividends, future marketing activities and earnings, revenue, gross margin and operating margin trends and potential business strategies. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements. These statements which give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of PolyMedica and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth in the section titled “Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q. Any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Business

     PolyMedica is a leading provider of direct-to-consumer medical products, conducting business through its Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain the needed direct-to-customer healthcare supplies and medications described below.

     Liberty Diabetes

     Through our Liberty Diabetes segment we provide direct-to-consumer diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes. As of September 30, 2003, our Liberty Diabetes segment, which consists primarily of Liberty Medical Supply, Inc. (“Liberty Medical”), had approximately 584,000 active diabetes customers, as compared to approximately 500,000 as of September 30, 2002. We consider a person to be an “active customer” if that person has placed an order and we have shipped supplies to that person in the past twelve months. We meet the needs of our diabetes customers by:

-	providing mail order delivery of diabetes related supplies direct to our customers’ homes;

-	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

-	providing 24-hour telephone support to customers; and

-	using sophisticated software and advanced order fulfillment systems to provide diabetes related products .

     In the United States, there are approximately seventeen million people with diabetes, including at least seven million seniors which comprise our primary market. While a portion of the seven million seniors with diabetes are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours. Many of our active diabetes customers also suffer from other chronic diseases, needs which we try and meet through products offered through our other segments.

     Liberty Respiratory

     Through our Liberty Respiratory segment we provide direct-to-consumer prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). As of September 30, 2003, our Liberty Respiratory segment, which consists of Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”), had approximately 67,000 active customers for our COPD prescription medications and supplies, as compared to approximately 55,000 active customers as of September 30, 2002. We consider a person to be an “active customer” if that person has placed an order and we have shipped supplies to that person in the past twelve months.

     Our Liberty Respiratory segment operates similarly to our Liberty Diabetes segment, as we deliver products to customers’ homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable. In the United States, there are approximately sixteen million people with COPD, including approximately four million seniors. While a portion of the four million seniors with COPD are covered by managed care or reside in extended care facilities, we believe that the balance are potential customers of ours.

     Pharmaceuticals

     Through our Pharmaceuticals segment we provide direct-to-consumer prescription oral medications not covered by Medicare through Liberty Medical Supply Pharmacy (“Liberty Pharmacy”) and also function as a manufacturer and provider of prescription urology and suppository products, over-the-counter female urinary discomfort products and home medical diagnostic kits. We sell our over-the-counter female urinary discomfort products and home medical diagnostic kits under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States through PolyMedica Healthcare, Inc. Our line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug wholesalers in the United States through PolyMedica Pharmaceuticals USA, Inc.

     Business Strategies

     Our principal strategy is to leverage our operating platform and compliance management protocol to expand our business. This strategy includes the following elements:

     Continue growth in our direct to consumer businesses by expanding our customer base. Since the August 1996 acquisition of Liberty Medical, we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales as we have expanded our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty Medical’s acquisition to approximately 584,000 customers as of September 30, 2003. In addition, we now have approximately 67,000 active customers for our prescription respiratory medications and supplies. We also use radio and print advertising and most recently, the purchase of outside customer lists, to further broaden our customer base. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually working to improve our operations, information systems, and regulatory compliance activities.

     As a result of the expansion of our customer base, and emerging ability to leverage the value of our customer base by marketing a range of products to our customers, including those that are newly acquired, we are considering a number of new marketing initiatives. These initiatives may include the use of broad-based advertising that may not qualify as direct-response advertising and therefore, would be expensed as incurred. We are also considering expanding our customer base by purchasing businesses that provide products to consumers that are complementary to our existing products or the list of customers to whom such businesses provide products or services.

     Continue growth in our non-Medicare initiatives. We continue to grow Liberty Pharmacy, a direct-to-consumer non-Medicare initiative that commenced operations in fiscal 2003. Liberty Pharmacy, part of our Pharmaceuticals segment, offers direct-to-consumer prescription oral medications not covered by Medicare. In the three and six months ended September 30, 2003, Liberty Pharmacy net revenues were $9.98 million and $18.31 million, respectively, as compared with $4.51 million and $7.58 million in the three and six months ended September 30, 2002, respectively. We expect the business to continue growing through the remainder of fiscal year 2004.

     Continue adding complementary products and businesses. In order to take advantage of economies of scale in production and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to complement our existing product lines and new business initiatives. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in sales, marketing and distribution. We also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

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

     Samuel L. Shanaman, our Lead Director, is performing the functions of the chief executive officer on an interim basis until a successor is named. Mr. Shanaman’s compensation for his services as Interim Chief Executive Officer, consists primarily of restricted stock and a nominal salary. For every day Mr. Shanaman works, he vests in a fixed number of shares of common stock under a restricted stock agreement. Currently, he vests in 102 shares of common stock for each workday. The fair value of the vested shares ($19.30 per share under his current agreement dated July 11, 2003) and the nominal salary he receives, are recorded as selling, general and administrative expenses in our consolidated statements of operations.

     Mr. Shanaman became fully vested in the 16,690 restricted shares awarded under his first agreement entered into in October 2002, during the quarter ended March 31, 2003 and the 7,200 restricted shares awarded under his second agreement entered into in March 2003, during the quarter ended June 30, 2003. We then entered into a third agreement on July 11, 2003, which awarded an additional 10,000 restricted shares. During the quarter ended September 30, 2003, Mr. Shanaman became fully vested in 7,320 shares of the 10,000 awarded under the third agreement, with 2,680 to be earned going forward based upon his provision of services as Interim Chief Executive Officer.

Stock Split in the Form of 100% Common Stock Dividend

     On September 5, 2003, our Board declared a two-for-one split of our common stock, payable on September 29, 2003 to all stockholders of record as of the close of business on September 19, 2003. The stock split was effected in the form of a 100% common stock dividend. All share and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the retroactive effect of the stock split, except for our capitalization.

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

     Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:

–	Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our facility and shipping and handling fees.

–	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as legal and related expenses, allowances for bad debts, rent, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

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

     Revenue Recognition

     We recognize revenue related to product sales to customers who have placed orders, upon shipment, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. As a result, our contractual allowances are immaterial. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition is complex and sometimes subjective and therefore may require management’s interpretation. Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized.

     Advertising

     In accordance with Statement of Position 93-7(“SOP 93-7”) we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements, among other things. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies and two years for our respiratory supplies. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For recent developments regarding the application of SOP 93-7, please see Note 5 to the consolidated financial statements.

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

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming and complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 1 1/2 years from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes.

     Inventories

     Inventories are carried at the lower of cost or market value. Market value or the net realizable value to PolyMedica is impacted by the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products that we provide, customers sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers of $2.08 million and $2.57 million as of September 30 and March 31, 2003, respectively, is based upon historical experience of collection of documents required to bill Medicare, other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

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

     Uncertainties

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United States Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty Medical and Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent approximately $10.58 million on outside legal and accounting fees primarily preparing for and responding to the investigations and the lawsuits described below. This work has been conducted under the overall direction of the Oversight Committee, a special Board committee comprised of three non-employee directors, which was established to oversee our response to the investigations and the related litigation.

     We are party to the following additional legal proceedings:

     -     Class Action Lawsuit. We are a defendant in a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica, Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Warren K. Trowbridge,

President of Liberty Healthcare Group, Inc. and a Senior Vice President of PolyMedica, filed on behalf of purchasers of our common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. The complaint was originally filed November 27, 2000, and consolidated with a virtually identical later-filed complaint on July 30, 2001, under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. A consolidated amended complaint was filed on October 9, 2001, asserting claims on behalf of a putative class of purchasers of PolyMedica stock between October 26, 1998 and August 21, 2001. The Court denied the defendants’ motion to dismiss the consolidated complaint on May 10, 2002. On July 30, 2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. The case is currently in discovery. We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

     -     Derivative Complaint. On August 9, 2001, a plaintiff filed a purported derivative action in Massachusetts Superior Court for Middlesex County against our Board. At least three virtually identical derivative actions were subsequently filed in Massachusetts Superior Court. On October 11, 2001, the Court granted plaintiffs’ motion to consolidate the derivative actions under the caption In re: PolyMedica Corp. Shareholder Derivative Litigation, Civ. Action No. 01-3446 and the plaintiffs subsequently filed a consolidated derivative complaint, alleging that the defendants breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty Medical and by acquiescing in alleged misconduct by Liberty Medical. The consolidated complaint, filed on December 17, 2001, names as defendants PolyMedica, Steven J. Lee, Arthur A. Siciliano, President of PolyMedica, Eric G. Walters, and five members of PolyMedica’s Board of Directors: Herbert A. Denton, Thomas S. Soltys, Frank Logerfo, Marcia J. Hooper, and Daniel S. Bernstein. Defendants’ motion to dismiss the consolidated complaint was denied on July 16, 2002. On September 16, 2002, the Court granted defendants’ motions to report the case to the Appeals Court and stay the proceedings, but denied defendants’ motion to reconsider its denial of the motion to dismiss. On January 23, 2003, the Appeals Court docketed the case under the caption Roberta Casden v. Daniel S. Bernstein and others, No. 2003-P-0107. The case is currently stayed by the Appeals Court until November 4, 2003.

     On July 1, 2003, the Appeals Court granted a motion to remand the proceedings to Middlesex Superior Court for purposes of approving a potential settlement. A settlement agreement has been filed with the Superior Court, and recites certain corporate governance changes we have made and enhancements to our compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. The settlement is subject to approval by the Middlesex Superior Court. We can provide no assurance that the settlement will be approved by the Court. The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and if the settlement is not approved, intend to contest the claims vigorously.

     -     Litigation Relative to Direct Response Advertising. In July and August 2003, new lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of advertising costs. In addition to PolyMedica, Steven J. Lee, Samuel L. Shanaman, Interim Chief Executive Officer and Lead Director, Arthur A. Siciliano, John K.P. Stone, III, General Counsel and Senior Vice President, Stephen C. Farrell, Senior Vice President and Chief Financial Officer, Eric Walters and Warren K. Trowbridge were named as defendants in these lawsuits. The first complaint, Sved v. PolyMedica Corp., Civ. Act. No. 03-11270-RCL was filed July 3, 2003. Similar complaints, Gourdji v. PolyMedica Corp., Civ. Act. No. 03-CV-11393, and Thompson v. PolyMedica Corp., Civ. Act. No. 03-CV-11604 were filed in U.S. District Court for the District of Massachusetts on July 24, 2003 and August 27, 2003, respectively.

     Following our announcement on September 4, 2003 that we had concluded our discussions with the SEC concerning our capitalization of advertising costs under the direct-response advertising exception in SOP 93-7 and would not restate our historical financial statements, the parties filed, on September 23, 2003, a stipulated motion to dismiss, with prejudice, the Thompson complaint, and the Court granted the motion on September 25, 2003. On October 16, 2003, the parties filed a further motion and stipulation for order of dismissal without prejudice with respect to the remaining shareholder litigation pending in the U.S. District Court for the District of Massachusetts concerning PolyMedica’s accounting treatment of advertising costs. The court granted the motion on October 23, 2003.

     If any of these investigations or legal proceedings referred to above results in a determination that we have failed to comply with the statutes or regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions (including exclusion from Medicare and other federal healthcare program participation). We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to these proceedings. An unfavorable outcome could have a material effect on our financial position and results of operations.

     In addition to those described above, we have certain contingent liabilities, including but not limited to, litigation that arises in the ordinary course of business. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Compliance and Regulatory Affairs

     Our Compliance and Regulatory Affairs Department works to prevent violations of applicable fraud and abuse laws and, if such violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. For instance, as a condition of employment, personnel are required to attend annual corporate compliance certification classes. In addition, each employee receives a compliance manual that has been developed to communicate standards of conduct and compliance policies and procedures. Our Compliance and Regulatory Affairs Department which was previously comprised of five groups, was recently expanded to seven groups:

•	The Business Systems Group designs, develops and maintains databases for data tracking and analysis for each group in the Compliance and Regulatory Affairs Department.

•	The Monitoring Group performs oversight functions to ensure compliance with policies and procedures and applicable laws. These functions include telephonic monitoring of contacts between employees and customers, healthcare professionals, payers and other outside contacts.

•	The Investigations and Special Projects Group is a specialized group responsible for investigating and bringing closure to compliance issues brought forth from various avenues. This group is responsible for completing and/or providing support for a variety of projects deemed necessary, by corporate or senior management, to continue our commitment to healthcare compliance.

•	The Internal Reviews Group is responsible for conducting a variety of internal reviews of business operations to ensure compliance with healthcare program requirements and applicable laws.

•	The Contracts and Licensing Group is responsible for monitoring compliance with provider contracting and licensing requirements, which includes random, internal onsite inspections. As appropriate, we also use external audit resources to supplement our internal review and monitoring activities.

•	The External Communications Group is responsible for monitoring communications with third parties to ensure timely responses to requests for documents and other requests and oversees the receipt and timely dissemination of supplier bulletin information.

•	The Health Insurance Portability and Accountability Act (“HIPAA”) Group handles all questions, requests, correspondence, reports of abuse and any other issues arising out of the federal regulations regarding customers’ protected health information.

     Although each group is distinct and is assigned its own responsibilities, the Senior Vice President of Regulatory Affairs and Chief Compliance Officer coordinate activities within the department in order to promote the common goal of ensuring compliance with all federal, state and local laws and regulations applicable to our businesses. We continue to expand the size and capabilities of our Compliance and Regulatory Affairs Department.

Corporate Governance

     In August 2001, our Board established an Oversight Committee, a special Board committee consisting of three non-employee directors, to monitor and oversee our response to the investigations and the related litigation described in Item 1 of Part II, Legal Proceedings of this Form 10-Q. The Oversight Committee is advised on legal matters by our outside legal counsel and other appropriate independent advisors. The Oversight Committee also monitors the activities of the Compliance and Regulatory Affairs Department and that department’s compliance program to ensure compliance with Medicare and internal company policies.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	Three months ended
	September 30,	September 30,
	2003	2002

Net revenues:
Liberty Diabetes	67.2%	69.3%
Liberty Respiratory	19.1	21.1
Pharmaceuticals	13.7	9.6

Total net revenues	100.0	100.0
Cost of sales	36.4	35.5

Gross margin	63.6	64.5
Selling, general and administrative expenses	45.2	46.6

Income from operations	18.4%	17.9%

     Total net revenues increased 19.6% to $105.22 million in the three months ended September 30, 2003, as compared with $88.01 million in the three months ended September 30, 2002, primarily due to increased revenues generated from our Liberty Diabetes and Pharmaceuticals segments.

     Net revenues from our Liberty Diabetes segment increased 16.1% to $70.76 million in the three months ended September 30, 2003, as compared with $60.96 million in the three months ended September 30, 2002. This increase was due primarily to the growth in our customer base, which grew 16.8% to approximately 584,000 active customers as of September 30, 2003, from approximately 500,000 as of September 30, 2002, primarily as a result of our advertising. Fluctuations in the order volume, order frequency and mix of product for new and existing customers, also contributed to the change in net revenues for the three months ended September 30, 2003, as compared with the three months ended September 30, 2002.

     Net revenues from our Liberty Respiratory segment increased 7.8% to $20.07 million in the three months ended September 30, 2003, as compared with $18.61 million in the three months ended September 30, 2002. This increase was due primarily to the growth in our customer base, which grew 21.8% to approximately 67,000 as of September 30, 2003, from approximately 55,000 as of September 30, 2002, primarily as a result of our advertising. Net revenue growth in our Liberty Respiratory segment has slowed recently as a result of several factors, including a lower than expected response rate to our advertisements, increased competition and lower product utilization by our customers. We are addressing these issues by prospecting less deeply for new customers, expanding our efforts to acquire customers through internal cross-referrals and other avenues and by introducing, on a trial basis, nebulizers that may be easier to use and allow shorter treatment times.

     Net revenues from our Pharmaceuticals segment increased 70.5% to $14.39 million in the three months ended September 30, 2003, as compared with $8.44 million in the three months ended September 30, 2002, due primarily to the growth in our Liberty Pharmacy sales of prescription oral medications, not covered by Medicare. Sales of these products represented 69.4% and 53.4% of total Pharmaceuticals segment net revenues in the three months ended September 30, 2003 and 2002, respectively. We expect this trend of increasing sales from Liberty Pharmacy to continue through the remainder of fiscal 2004. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers, and their spouses.

     As a percentage of total net revenues, overall gross margins were 63.6% in the three months ended September 30, 2003, as compared with 64.5% in the three months ended September 30, 2002. Gross margins in the three months ended September 30, 2003 decreased primarily as a result of the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our other businesses.

     As a percentage of total net revenues, selling, general and administrative expenses were 45.2% in the three months ended September 30, 2003, as compared with 46.6% in the three months ended September 30, 2002. Selling, general and administrative expenses increased by 16.1% in the three months ended September 30, 2003 to $47.58 million, as compared with $40.98 million in the three months ended September 30, 2002. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to realized economies of scale resulting from our growing business, together with reduced legal and related expenses and $1.30 million less of charges related to the termination of an executive officer, partially offset by a $2.22 million benefit for the reduction of accrued amounts due to Medicare and others recorded in the year-earlier quarter.

     The provision for income taxes was $7.35 million and $5.97 million in the three months ended September 30, 2003 and 2002, respectively, which resulted in an effective tax rate of 37.8% in each of the three months ended September 30, 2003 and 2002. The effective tax rates in the three months ended September 30, 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

     The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	Six months ended
	September 30,	September 30,
	2003	2002

Net revenues:
Liberty Diabetes	67.7%	70.4%
Liberty Respiratory	19.6	20.8
Pharmaceuticals	12.7	8.8

Total net revenues	100.0	100.0
Cost of sales	36.3	35.4

Gross margin	63.7	64.6
Selling, general and administrative expenses	45.6	46.6

Income from operations	18.1%	18.0%

     Total net revenues increased 20.4% to $204.16 million in the six months ended September 30, 2003, as compared with $169.61 million in the six months ended September 30, 2002. This increase was the result of the growth in sales in each of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

     Net revenues from our Liberty Diabetes segment increased 15.7% to $138.29 million in the six months ended September 30, 2003, as compared with $119.48 million in the six months ended September 30, 2002. This increase was due primarily to the growth in our customer base, which grew 16.8% to approximately 584,000 active customers as of September 30, 2003, from approximately 500,000 as of September 30, 2002, primarily as a result of our advertising. Fluctuations in the order volume, order frequency and mix of product for new and existing customers, also contributed to the change in net revenues for the six months ended September 30, 2003, as compared with the six months ended September 30, 2002.

     Net revenues from our Liberty Respiratory segment increased 13.5% to $39.94 million in the six months ended September 30, 2003, as compared with $35.19 million in the six months ended September 30, 2002. This increase was due primarily to the growth in our customer base, which grew 21.8% to approximately 67,000 as of September 30, 2003, from approximately 55,000 as of September 30, 2002, primarily as a result of our advertising. Net revenue growth in our Liberty Respiratory segment has slowed recently as a result of several factors, including a lower than expected response rate to our advertisements, increased competition and lower product utilization by our customers. We are addressing these issues by prospecting less deeply for new customers, expanding our efforts to acquire customers through internal cross-referrals and other avenues and by introducing, on a trial basis, nebulizers that may be easier to use and allow shorter treatment times.

     Net revenues from our Pharmaceuticals segment increased 73.5% to $25.93 million in the six months ended September 30, 2003, as compared with $14.95 million in the six months ended September 30, 2002, due primarily to the growth in our Liberty Pharmacy sales of prescription oral medications, not covered by Medicare. Sales of these products represented 70.6% and 50.7% of total Pharmaceuticals segment net revenues in the six months ended September 30, 2003 and 2002, respectively. We expect this trend of increasing sales from Liberty Pharmacy to continue through the remainder of fiscal 2004. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers, and their spouses.

     As a percentage of total net revenues, overall gross margins were 63.7% in the six months ended September 30, 2003, as compared with 64.6% in the six months ended September 30, 2002. Gross margins in the six months ended September 30, 2003 decreased primarily as a result of the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses.

     As a percentage of total net revenues, selling, general and administrative expenses were 45.6% in the six months ended September 30, 2003, as compared with 46.6% in the six months ended September 30, 2002. Selling, general and administrative expenses increased by 17.8% in the six months ended September 30, 2003 to $93.07 million, as compared with $79.00 million in the six months ended September 30, 2002. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to realized economies of scale resulting from our growing business, together with reduced legal and related expenses and $1.24 million less of charges related to the termination of certain executive officers, partially offset by a $2.22 million benefit for the reduction of accrued amounts due to Medicare and others recorded in the year-earlier period.

     The provision for income taxes was $14.10 million and $11.53 million in the six months ended September 30, 2003 and 2002, respectively, which resulted in an effective tax rate of 37.8% in each of the six months ended September 30, 2003 and 2002. The effective tax rates in the six months ended September 30, 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

     Our business is currently funded primarily through cash flow from operations. Our cash and cash equivalents balance increased $8.42 million to $35.58 million as of September 30, 2003, as compared with $27.16 million as of March 31, 2003. Cash flows from operations of $23.96 million for the six months ended September 30, 2003, were generated by net income of $23.20 million and a decrease in net accounts receivable of $11.72 million, offset by cash used to fund certain areas of our operations, such as accounts payable which decreased $9.13 million in the six months ended September 30, 2003.

     In the six months ended September 30, 2003 and 2002, we used $16.56 million and $12.08 million of cash for investing activities, respectively. The $4.48 million increase in total cash used for investing activities was primarily due to $5.94 million used to purchase short-term investments net of a decrease in capital expenditures of $1.67 million in the six months ended September 30, 2003, as compared with the six months ended September 30, 2002. Property, plant and equipment purchases totaled $10.41 million and $12.08 million for the six months ended September 30, 2003 and 2002, respectively. Higher spending in the prior year period for capital expenditures was related to the construction of a new 64,000 square foot respiratory supplies facility and a new 59,000 square foot distribution center, as compared with the renovation of an existing 120,000 square foot Port St. Lucie facility purchased in January 2003, in the current year six month period.

     In the six months ended September 30, 2003, we generated $1.01 million of cash from financing activities, which consisted primarily of $9.07 million of proceeds raised from the issuance of PolyMedica common stock related to stock options exercised during the period by non-executive officers, offset primarily by $6.17 million of cash dividends paid to PolyMedica shareholders.

     On August 15, 2003, we paid a $0.125 per share cash dividend on 24,785,074 common shares outstanding for a total payment of $3.10 million to our common shareholders of record as of the close of business on August 5, 2003. For the six months ended September 30, 2003, we paid a total of $6.17 million in cash dividends to our common shareholders of record. On October 6, 2003 our Board declared a cash dividend of $0.15 per share of PolyMedica’s common stock to shareholders of record as of the close of business on November 5, 2003, payable on November 17, 2003. While a significant decline in our cash balances or another business change could cause us to reduce or eliminate the payment of dividends to shareholders, the current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

     We are subject to government investigations and related litigation, which, if decided against us, could materially affect our liquidity. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these matters. From time to time we conduct internal investigations to determinate compliance with complicated and subjective billing rules applicable to Medicare and third-party reimbursement. If we discover billing errors, we may have to refund amounts previously reimbursed by Medicare or paid by third parties.

     We believe that our cash, cash equivalents and short-term investments balance as of September 30, 2003 of $42.96 million and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products (see Uncertainties in Critical Accounting Policies). Please see “Factors Affecting our Future Results” for further factors that could materially and adversely affect our business.

     Our contractual obligations for future annual minimum lease, rental and advertising commitments as of September 30, 2003, were not materially different from those as of March 31, 2003, disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150, as required, on July 1, 2003. The adoption of this statement has not had a material impact on our financial position or results of operations.

     In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either (a) does not have equity investors with characteristics of a controlling financial interest or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, companies with significant investments in variable interest entities, even if not required to consolidate the variable interest entity, have enhanced disclosure requirements. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and is effective for periods beginning after December 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Factors Affecting Future Operating Results

     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced profits if Medicare changes, delays or denies reimbursement

     Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory medications and supplies depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts.

     Federal governmental authorities are continually considering changes to laws and regulations applicable to us as they relate to billing requirements and reimbursement levels of our products. Legislation and regulations are pending relating to:

•	Medicare reform proposals

     The United States House of Representatives (“House”) and Senate (“Senate”) are considering Medicare reform and coverage of outpatient prescription drug legislation that include proposals to freeze the rate of durable medical equipment (“DME”) payments through 2010, reduce payments for covered outpatient prescription drugs to 85%, from the current 95%, of the average wholesale price (“AWP”) of such drugs, require certain DME to be competitively bid, and implement a competitive acquisition program for outpatient drugs and biologics. If this legislation is enacted, it will likely include one or more of these changes. The Medicare conferees have tentatively determined that DME product payments will be frozen at their current rates. However, beginning in 2005, the Secretary of Health and Human Resources may select up to twelve products to be competitively bid. After that time, the Secretary may choose other products to be competitively bid, but the Secretary will have sole discretion for the selection of the DME products to be bid. In addition, the conferees are likely to require drug products that are currently administered by a physician, be paid on either the “average sales price” in a region or competitively bid.

     If enacted, these proposals could apply to us. If competitive bidding for DME is enacted, we would begin the process of understanding which products will be subject to bidding, the bidding requirements and working with the appropriate officials in preparing bids for products that are covered. The other proposals could result in payment reductions for certain products. This legislation is also likely to authorize certain regulatory relief in the administrative process of the Medicare claims and payment rules. It is uncertain at this time whether such legislation will be enacted and become law.

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

Litigation may materially adversely affect us

          PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to these proceedings. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings, for a more complete description of these claims.

We could experience significantly reduced profits as the result of an unfavorable outcome to current governmental investigations

          The regulations that govern Medicare reimbursement are complex and our compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the DOJ, and the FDA. Our interpretation of Medicare regulations may also differ from the interpretation of federal agencies. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty Medical and Liberty Home

Pharmacy and we are conducting our own investigation. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these investigations and proceedings at this time, and have therefore not recorded any charges relating to these proceedings.

     If any of these investigations results in a determination that we have failed to comply with the regulations governing Medicare reimbursement or financial reporting or have otherwise committed healthcare fraud or securities law violations, we could be subject to delays or loss of reimbursement, substantial fines or penalties, and other sanctions. An adverse determination could have a material effect on our financial position and results of operations. At this time, we cannot accurately predict the outcome of these proceedings, and have therefore not recorded any charges relating to these proceedings.

Shortening or eliminating amortization of our direct-response advertising costs could adversely affect our operating results

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products and two years for our respiratory supplies, could result in accelerated charges against our earnings. For recent developments regarding the accounting treatment of our advertising costs, please see Note 5 to our consolidated financial statements. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

-	changes in reimbursement guidelines and amounts;

-	changes in regulations affecting the healthcare industry;

-	the timing of customer orders;

-	the timing and cost of our advertising campaigns;

-	the timing of the introduction or acceptance of new products offered by us or our competitors; and

-	changes in the mix and costs of our products; product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

A reduction in working capital or another business change could prevent us from paying dividends to shareholders

     A significant decline in our cash balances or another business change could cause us to reduce or eliminate the payment of dividends to shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We own certain money market funds, commercial bonds and mutual funds that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, investing or financing activities. None of the market-risk sensitive instruments held in our investment portfolio are held for trading purposes. We do, however, hold some market-risk sensitive instruments in our executive deferred compensation plans, for trading purposes. These investments are accounted for under SFAS No. 115, “Accounting for certain investments in Debt and Equity Securities.” The investments are recorded at fair value, and changes in fair value are recorded as compensation expense and investment income for the period. We do not own derivative financial instruments in our investment portfolio. We do not believe that the exposure to market risks in our investment portfolio is material.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s interim chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, PolyMedica’s interim chief executive officer and chief financial officer concluded that, as of September 30, 2003, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s interim chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in internal controls. No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a complete description of our legal proceedings. Any material developments regarding these legal proceedings for the quarter ended September 30, 2003 are set forth below.

U.S. Attorney’s Office

     No material developments.

Class Action Lawsuit

     No material developments.

Derivative Complaint

     For additional information on this matter, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

     On June 26, 2003, the parties filed a motion to remand the proceeding to Middlesex Superior Court for the purpose of approving a potential settlement. On July 1, 2003, the Appeals Court issued a notice that the motion to remand to Superior Court had been granted. On August 4, 2003, the parties filed a stipulated motion for dismissal of the appeal without prejudice. On August 5, 2003, in response to the motion to dismiss, the Court issued a notice further staying the appellate proceeding until September 3, 2003. By order issued September 4, 2003, the Court extended the stay until November 4, 2003.

     The settlement is subject to approval by the Middlesex Superior Court. The settlement agreement was originally filed with the Superior Court on July 11, 2003, and a revised agreement was filed on October 3, 2003. The settlement agreement recites certain corporate governance changes we made, such as the addition of three non-employee directors to our Board since September 2001, the appointment of a Lead Director, and enhancements to our compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. PolyMedica will seek and expect to receive reimbursement of such attorneys’ fees from its insurer. We can provide no assurance that the settlement will be approved by the Court. The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and if the settlement is not approved, intend to contest the claims vigorously.

Direct-Response Advertising Shareholder Litigation

     For additional information on this matter, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

     On August 27, 2003, another virtually identical complaint, Thompson v. PolyMedica, Civ. Act. No. 03-CV-11604, was filed in the U.S. District Court for the District of Massachusetts. On September 2, 2003, the Sved and Gourdji plaintiffs moved to consolidate the cases, and for the appointment of lead plaintiff and lead counsel. This motion was granted on September 24, 2003. Further, following our announcement, on September 4, 2003, that we had concluded our discussions with the SEC concerning our capitalization of advertising costs under the direct-response advertising exception in SOP 93-7 and would not restate our historical financial statements, the parties filed, on September 23, 2003, a stipulated motion to dismiss, with prejudice, the Thompson action, and the court granted the motion on September 25, 2003. On October 16, 2003, the parties filed a further motion and stipulation for order of dismissal without prejudice with respect to the remaining shareholder litigation pending in the U.S. District Court for the District of Massachusetts concerning PolyMedica’s accounting treatment of advertising costs. The court granted the motion on October 23, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

          At our Annual Meeting of Stockholders held on September 26, 2003, the following proposals were submitted to a vote of our stockholders:

1.     To elect the following three (3) nominee directors as Class III Directors of PolyMedica for the ensuing three years:

Nominees for Election as Directors:	FOR	WITHHELD

Daniel S. Bernstein, M.D.	10,912,287	188,598
Herbert A. Denton	11,070,008	30,877
Walter R. Maupay, Jr.	10,808,078	292,807

2.     To ratify the selection by the Board of PricewaterhouseCoopers LLP as PolyMedica’s public accountants for the fiscal year ending March 31, 2004:

FOR	AGAINST	ABSTAIN

10,789,406	303,824	7,655

Item 6. Exhibits and Reports on Form 8-K

(a)  See Exhibit Index immediately following this report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

          On August 13, 2003, PolyMedica furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the period ended June 30, 2003.

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
(Principal Executive Officer)

/s/ Stephen C. Farrell

Stephen C. Farrell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 3, 2003

Exhibit Index

Exhibit		Description

10.1	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated August 29, 2003.

10.2	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated August 29, 2003.

10.3	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated August 29, 2003.

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.