Form 10-Q
period 2003-12-31
POLYMEDICA CORP
filed 2004-02-13
CIK 878748

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

     As of February 12, 2004, there were 26,262,345 shares of the registrant’s Common Stock issued.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
EX-10.4 RETENTION AGREEMENT WARREN K. TROWBRIDGE
EX-10.5 EMPLOYMENT AGREEMENT WARREN K. TROWBRIDGE
EX-10.6 RETENTION AGREEMENT JOHN K.P. STONE III
EX-10.7 EMPLOYMENT AGREEMENT JOHN K.P. STONE III
EX-10.8 RETENTION AGREEMENT STEPHEN C. FARRELL
EX-10.9 EMPLOYMENT AGREEMENT STEPHEN C. FARRELL
EX-10.10 LETTER OF RESIGNATION ARTHUR A. SICILIANO
EX-10.11 RETENTION AGREEMENT ARTHUR A. SICILIANO
EX-10.12 EMPLOYMENT AGREEMENT ARTHUR A. SICILIANO
EX-10.13 SEVERANCE AGREEMENT ARTHUR A. SICILIANO
EX-10.14 SEVERANCE AGREEMENT WARREN K. TROWBRIDGE
EX-31.1 CERTIFICATION BY CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION BY CHIEF FINANCIAL OFFICER
EX-32.1 SECT. 1350 CERTIFICATION OF C.E.O. & C.F.O

POLYMEDICA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$49,871	$27,162
Marketable securities	7,091	1,442
Accounts receivable (net of allowances of $27,759 and $22,556 as of December 31 and March 31, 2003, respectively)	50,439	61,168
Inventories (Note 3)	20,207	18,850
Deferred income taxes	13,960	13,960
Prepaid expenses and other current assets	3,995	3,438

Total current assets	145,563	126,020
Property, plant and equipment, net	62,302	53,304
Goodwill (Note 4)	5,946	5,946
Intangible assets, net	301	108
Direct-response advertising, net (Note 5)	59,421	64,061
Other assets	1,374	1,530

Total assets	$274,907	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,281	$12,576
Accrued expenses (Note 7)	24,300	17,003
Current portion, capital lease obligations and note payable	274	2,310

Total current liabilities	27,855	31,889
Long-term capital lease and other obligations	1,800	1,877
Deferred income taxes	15,653	20,528

Total liabilities	45,308	54,294
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,803,805 and 24,920,488 issued as of December 31 and March 31, 2003, respectively	258	249
Treasury stock, at cost (0 and 349,310 shares as of December 31 and March 31, 2003, respectively)	—	(7,149)
Deferred compensation	—	(54)
Additional paid-in capital	115,694	105,341
Retained earnings	113,647	98,288

Total shareholders’ equity	229,599	196,675

Total liabilities and shareholders’ equity	$274,907	$250,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002

Net revenues	$106,463	$89,917	$310,622	$259,530
Cost of sales	40,399	31,695	114,428	91,760

Gross margin	66,064	58,222	196,194	167,770
Selling, general and administrative expenses	62,539	41,000	155,610	120,005

Income from operations	3,525	17,222	40,584	47,765
Other income and expense:
Investment income, net	174	160	501	191
Interest expense	(20)	(41)	(57)	(111)
Other expense	(194)	(1)	(247)	(12)

	(40)	118	197	68
Income before income taxes	3,485	17,340	40,781	47,833
Income tax provision	1,317	6,937	15,415	18,463

Income before cumulative effect of change in accounting principle	2,168	10,403	25,366	29,370
Cumulative effect of change in accounting principle, net of taxes of $9,187 (Note 4)	—	—	—	(14,615)

Net income	$2,168	$10,403	$25,366	$14,755

Income before cumulative effect of change in accounting principle per weighted average share:
Basic	$0.08	$0.42	$1.01	$1.20
Diluted	$0.08	$0.41	$0.98	$1.17
Cumulative effect of change in accounting principle per weighted average share:
Basic	$—	$—	$—	$(0.60)
Diluted	$—	$—	$—	$(0.58)
Net income per weighted average share:
Basic	$0.08	$0.42	$1.01	$0.60
Diluted	$0.08	$0.41	$0.98	$0.59
Cash dividend per share	$0.15	$—	$0.40	$—
Weighted average shares, basic	25,645	24,595	25,062	24,424
Weighted average shares, diluted	26,636	25,160	25,930	25,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2003	2002

Cash flows from operating activities:
Net income	$25,366	$14,755
Adjustments to reconcile net income to net cash flows:
Impairment of goodwill, net of taxes	—	14,615
Impairment of direct-response advertising	14,443	—
Deferred income taxes	(4,875)	—
Depreciation and amortization	5,989	4,497
Amortization of direct-response advertising	32,628	26,630
Direct-response advertising expenditures	(42,431)	(34,059)
Provision for bad debts	16,807	19,199
Provision for sales allowances/returns	14,792	12,606
Stock-based compensation	246	158
Loss on sale of equipment	240	—
Changes in assets and liabilities:
Accounts receivable	(20,870)	(35,642)
Inventories	(1,357)	864
Prepaid expenses and other assets	(454)	(2,265)
Accounts payable	(9,295)	(2,033)
Accrued expenses and other liabilities	7,661	1,072

Net cash provided by operating activities	38,890	20,397

Cash flows from investing activities:
Purchase of marketable securities	(11,448)	—
Proceeds from maturing marketable securities	5,799	—
Purchase of customer lists	(338)	—
Purchase of property, plant and equipment	(14,859)	(15,712)

Net cash used in investing activities	(20,846)	(15,712)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,318	1,896
Repurchase of common stock	—	(659)
Contributions to deferred compensation plans	(364)	(1,319)
Payment of dividends declared on common stock	(10,007)	—
Payment of obligations under capital leases and note payable	(2,282)	(571)

Net cash provided by / (used in) financing activities	4,665	(653)

Net increase in cash and cash equivalents	22,709	4,032
Cash and cash equivalents at beginning of period	27,162	27,884

Cash and cash equivalents at end of period	$49,871	$31,916

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$247	$435
Disposal of equipment	664	188

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

          The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2003.

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Estimates and judgments are used for, including, but not limited to, determination of appropriate Medicare reimbursement rates, the allowances for doubtful accounts and sales allowances, valuation of inventory, goodwill, direct-response advertising, accrued expenses, accruals for overpayments by Medicare and others, uncertainties that management determines are estimable and probable, and depreciation and amortization. Actual results could differ from those estimates.

          On September 5, 2003, PolyMedica’s Board of Directors (the “Board”) declared a two-for-one split of PolyMedica’s common stock, payable on September 29, 2003. The two-for-one stock split was effected in the form of a 100% stock dividend paid to shareholders of record as of the close of business on September 19, 2003. This resulted in the new issuance of 11.82 million shares of common stock plus the issuance of 854,000 shares held in treasury. The issuance of treasury shares resulted in a decrease in additional paid-in capital and a reduction in treasury stock equivalent to the cost value of the treasury shares issued and the new issuance of shares was accounted for as a decrease in additional paid-in capital and an increase in common stock equivalent to the par value of such shares. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for PolyMedica’s capitalization.

          Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period Form 10-Q presentation.

2.	Revenue Recognition and Accounts Receivable

          We recognize revenue related to product sales to customers who have placed orders upon shipment of such orders, provided that risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. As a result, our contractual allowances are immaterial. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation, until the period in which those documents are collected and verified.

          Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable supplies and we bill the remaining balance to either third-party payers or directly to customers.

          Approximately $71.79 million and $62.50 million of net revenues for the three months ended December 31, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. Approximately $210.59 million and $179.96 million of net revenues for the nine months ended December 31, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

          Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of December 31 and March 31, 2003, accounts receivable allowances were $27.76 million and $22.56 million, respectively, or 35.5% and 26.9% of gross accounts receivable, respectively.

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

          Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended December 31, 2003 and 2002, we provided for sales allowances at a rate of approximately 4.4% and 4.7% of gross revenues, respectively. During the nine months ended December 31, 2003 and 2002, we provided for sales allowances at a rate of approximately 4.5% and 4.6% of gross revenues, respectively.

          Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming and complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended December 31, 2003 and 2002, we provided for allowances for doubtful accounts at a rate of approximately 5.1% and 7.4% of net revenues, respectively. During the nine months ended December 31, 2003 and 2002, we provided for allowances for doubtful accounts at a rate of approximately 5.4% and 7.4% of net revenues, respectively.

3.	Inventories

          Inventories consist of the following:

	December 31,	March 31,
(in thousands)	2003	2003

Raw materials	$1,088	$1,453
Work in process	828	480
Finished goods	18,291	16,917

	$20,207	$18,850

          Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of December 31 and March 31, 2003, is $2.48 million and $2.57 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the written documentation required to bill Medicare, other third-party payers, and customers and recognize revenue.

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

          Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica’s acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of December 31 and March 31, 2003 was $1.00 million. Including the amount of goodwill recorded in our Liberty Diabetes segment, which was not considered to be impaired under our transitional impairment test, our total goodwill as of December 31 and March 31, 2003 was $5.95 million.

          We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable and record any impairment as a cost of continuing operations.

          We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty Medical”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of December 31 and March 31, 2003, by reportable segment, were as follows:

	December 31,	March 31,
(in thousands)	2003	2003

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer list	$2,154	$1,816
Accumulated amortization	(1,853)	(1,708)

	$301	$108

Pharmaceuticals:
Goodwill	$995	$995

Total consolidated goodwill	$5,946	$5,946

          In the quarter ended December 31, 2003, we purchased substantially all of the assets, consisting primarily of patient names and inventory, of a small diabetes supply company for approximately $126,000. In the nine months ended December 31, 2003, we had spent $338,000 on such acquisitions. We completed these acquisitions in an effort to expand our customer base through means other than direct-response advertising. We will amortize the cost of the intangible asset purchases to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period, such that 55% of the cost is expensed after two years from the date of acquisition and the remaining 45% is expensed on a straight-line basis over the next two years, identical to our accounting treatment of direct-response advertising for our Liberty Diabetes segment.

          Amortization expense for intangible assets was approximately $32,000 and $157,000 for the three months ended

December 31, 2003 and 2002, respectively, and approximately $145,000 and $525,000 for the nine months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, amortization expense on existing intangibles for the remainder of fiscal 2004 and the next four fiscal years is as follows (table in thousands):

2004	$26
2005	89
2006	75
2007	75
2008	36

Total	$301

5.	Direct-Response Advertising

          In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products included in the Liberty Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

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

          On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. In calendar year 2004, reimbursement for these drugs will be reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Beginning in the 2005 calendar year, reimbursement for inhalation drugs will be reduced to 106% of the average sales price (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. The Medicare Act also directs the General Accounting Office to assess the adequacy of current reimbursement rates for inhalation drugs under the Medicare program and report its findings to Congress no later than December 8, 2004. If the Secretary of Health and Human Services determines that the ASP methodology does not reflect the widely available market price or is inherently unreasonable, the Secretary has the authority to adjust payments to providers either up or down, although the degree of any potential adjustment is unknown at this time.

          Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Act, we expect that our Liberty Respiratory segment will generate less revenue, earnings and cash flow than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset, or approximately $0.34 per diluted share, to adjust the asset’s carrying value down to its net realizable value. Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or changes in circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations.

          In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2003	2002	2003	2002

Capitalized direct-response advertising	$13,466	$10,561	$42,431	$34,059
Direct-response advertising amortization	11,374	9,271	32,628	26,630
Impairment of direct-response advertising asset	14,443	—	14,443	—

Change in direct-response advertising asset, net	$(12,351)	$1,290	$(4,640)	$7,429
Beginning direct-response advertising asset, net	71,772	58,251	64,061	52,112

Ending direct-response advertising asset, net	$59,421	$59,541	$59,421	$59,541

6.	New Accounting Pronouncements

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

          In December 2003, the FASB announced that certain proposed modifications to FIN 46 would be incorporated into a revised FIN 46 (FIN 46-R), including a deferral of the Interpretation’s effective date. FIN 46-R will require public entities that are not small business issuers and those that are small business issuers to apply Interpretation 46-R to all entities subject to it no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004) and the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004), respectively.

          The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

7.	Accrued Expenses

          Accrued expenses consist of the following:

	December 31,	March 31,
(in thousands)	2003	2003

Salaries and benefits	$7,955	$8,641
Income tax payable	5,431	(1,181)
Amounts reserved for overpayments by Medicare and others	8,113	4,941
Other	2,801	4,602

	$24,300	$17,003

          As part of the internal review that we are conducting in parallel with the Department of Justice (“DOJ”) investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all the Medicare claims we filed over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. We recently received the preliminary results of that analysis which indicate an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the three months ended December 31, 2003, bringing the total amount reserved for this category of claims to $5.71 million as of December 31, 2003. Of the total $3.14 million reduction in net revenues in the three months ended December 31, 2003, $2.69 million and $451,000 was recorded in the Liberty Diabetes and Liberty Respiratory segments, respectively.

          Amounts reserved for overpayments by Medicare and others include amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. When we established the reserve for albuterol and ipratropium combinations in the fiscal year ended March 31, 2002, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001. From September 2001 through November 2001, we received administrative overpayment notices from one of the four Medicare carriers resulting in $1.06 million of refunds or credits to the Medicare carrier, but have received no administrative overpayment notices since that time. In the quarter ended September 30, 2002, we recorded a benefit of $2.22 million related to a reduction in this reserve following a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. Since that time, we have reduced the reserve by an additional $175,000 due primarily to the passage of time. Medicare carriers must refute claims within four years from the billing date.

          As of December 31, 2003, $2.40 million of the total $8.11 million reserved for overpayments by Medicare and others, relates to the change in interpretation of the reimbursement formula for albuterol and ipratropium combinations and $5.71 million is our estimated exposure as calculated by an outside consulting firm as discussed above.

          The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

8.	Commitments and Contingencies

          Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice, and the United States Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty Medical and Liberty Home Pharmacy

Corporation (“Liberty Home Pharmacy”). Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Since July 1, 2001 we have spent in excess of $10.00 million on outside legal and accounting fees primarily preparing for and responding to the investigations and the lawsuits described below. This work has been conducted under the overall direction of the Oversight Committee, a special Board committee comprised of three non-employee directors, which was established to oversee our response to the investigations and the related litigation.

          As part of the internal review described in Note 7, we identified certain other claims that largely occurred during 1999 and 2000 where our documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipates that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

We are party to the following additional legal proceedings:

          -     Class Action Lawsuit. We are a defendant in a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica, Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Warren K. Trowbridge, former President of Liberty Healthcare Group, Inc. and Senior Vice President of PolyMedica, filed on behalf of purchasers of our common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. The complaint was originally filed November 27, 2000, and consolidated with a virtually identical later-filed complaint on July 30, 2001, under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. A consolidated amended complaint was filed on October 9, 2001, asserting claims on behalf of a putative class of purchasers of PolyMedica stock between October 26, 1998 and August 21, 2001. The Court denied the defendants’ motion to dismiss the consolidated complaint on May 10, 2002. On July 30, 2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK. The case is currently in discovery. We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

          -      Derivative Complaint. On August 9, 2001, a plaintiff filed a purported derivative action in Massachusetts Superior Court for Middlesex County against our Board. At least three virtually identical derivative actions were subsequently filed in Massachusetts Superior Court. On October 11, 2001, the Court granted plaintiffs’ motion to consolidate the derivative actions. A settlement agreement has been filed with the Superior Court, and pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. The settlement is subject to approval by the Middlesex Superior Court, and a hearing on the settlement has been scheduled for March 8, 2004.

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

          Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Diabetes that were incurred on behalf of all Florida businesses for shared services are allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees. However, segment assets belonging to PolyMedica’s corporate headquarters, which included $39.03 million and $17.40 million of cash, cash equivalents and marketable securities as of December 31 and March 31, 2003, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments, restated to reflect the way we currently allocate Florida shared service costs, is as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2003	2002	2003	2002

Net revenues:
Liberty Diabetes	$68,891	$60,119	$207,184	$179,595
Liberty Respiratory	20,349	19,765	60,284	54,954
Pharmaceuticals	17,223	10,033	43,154	24,981

Total	$106,463	$89,917	$310,622	$259,530

Depreciation and amortization expense:
Liberty Diabetes	$8,114	$6,296	$23,001	$17,722
Liberty Respiratory	5,159	4,457	15,097	12,620
Pharmaceuticals	181	225	519	785

Total	$13,454	$10,978	$38,617	$31,127

Income before income taxes:
Liberty Diabetes	$8,718	$9,008	$31,777	$27,594
Liberty Respiratory	(8,909)	5,843	1,850	16,608
Pharmaceuticals	3,676	2,489	7,154	3,631

Total	$3,485	$17,340	$40,781	$47,833

	December 31,	March 31,
	2003	2003

Segment assets:
Liberty Diabetes	$169,038	$152,457
Liberty Respiratory	27,995	46,928
Pharmaceuticals	22,512	17,961
Corporate Headquarters	55,362	33,623

Total	$274,907	$250,969

          See Note 5 and Note 7 for more information on the direct-response advertising impairment charge and changes in amounts reserved for overpayments by Medicare and others, respectively.

10.	Accounting for Stock-Based Compensation

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, we have elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. APB No. 25 does not require employee options to be expensed when granted with an exercise price equal to or greater than fair market value, provided other criteria are met.

          The following is a reconciliation of net income per weighted average share had we adopted SFAS No. 123:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2003	2002	2003	2002

Net income	$2,168	$10,403	$25,366	$14,755
Add back: Stock compensation costs, net of tax, on options granted below fair market value	32	59	154	94
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(691)	(992)	(3,204)	(3,733)

Adjusted net income	$1,509	$9,470	$22,316	$11,116

Weighted average shares, basic	25,645	24,595	25,062	24,424
Weighted average shares, diluted	26,636	25,160	25,930	25,065
Net income per weighted average share, basic, as reported	$0.08	$0.42	$1.01	$0.60
Net income per weighted average share, diluted, as reported	$0.08	$0.41	$0.98	$0.59
Adjusted net income per weighted average share, basic	$0.06	$0.39	$0.89	$0.46
Adjusted net income per weighted average share, diluted	$0.06	$0.38	$0.86	$0.44

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Weighted-average fair value of options granted	$16.48	N/A	$15.51	$7.00

          The fair value of each option granted during fiscal 2004 and fiscal 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Dividend yield	2.28%	N/A	2.19%	2.91%
Expected volatility	91.70%	N/A	92.74%	89.73%
Risk-free interest rate	3.25%	N/A	2.80%	2.55%
Expected life	5.0	N/A	5.0	4.0

11.	Income Before Cumulative Effect of Change in Accounting Principle per Share

          Calculations of income before cumulative effect of change in accounting principle, referring to the April 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” discussed in Note 4, per weighted average share are as follows:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(In thousands, except per share data)	2003	2002	2003	2002

Income before cumulative effect of change in accounting principle	$2,168	$10,403	$25,366	$29,370
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	25,645	24,595	25,062	24,424
Income before cumulative effect of change in accounting principle per weighted average share, basic	$0.08	$0.42	$1.01	$1.20

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	25,645	24,595	25,062	24,424
Weighted average dilutive common stock equivalents	991	565	868	641

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	26,636	25,160	25,930	25,065
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$0.08	$0.41	$0.98	$1.17

Potentially Dilutive Stock Options

          Options to purchase 0 and 657,245 shares of common stock were outstanding as of December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the three months ended December 31, 2003, because the options’ exercise prices were greater than the average market price of the common shares. During the nine months ended December 31, 2003 and 2002, options to purchase 361,750 and 657,245 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

          Our total comprehensive income is equal to our net income for the three and nine months ended December 31, 2003 and 2002.

13.	Stockholders’ Equity – Cash Dividends

          On November 17, 2003, we paid a $0.15 per share cash dividend on 25,575,878 common shares outstanding for a total payment of $3.84 million to our common shareholders of record as of the close of business on November 5, 2003. For the nine months ended December 31, 2003, we paid a total of $10.01 million in cash dividends to our common shareholders of record. In January 2004 our Board declared a cash dividend of $0.15 per share of PolyMedica’s common stock to shareholders of record as of the close of business on February 5, 2004, payable on February 16, 2004.

14.	Executive Management Changes and Subsequent Events

          On November 6, 2003, PolyMedica announced the retirement of its President, Arthur Siciliano, Ph.D., effective March 31, 2004 and the relinquishment of his responsibilities as President effective immediately. Dr. Siciliano will remain with PolyMedica through March as a Senior Advisor. Effective January 13, 2004, Samuel L. Shanaman, Lead Director and Interim Chief Executive Officer, assumed the positions of Chairman of the Board and Chief Executive Officer on a permanent basis. Also effective January 13, 2004, Stephen C. Farrell, Senior Vice President and Chief Financial Officer of PolyMedica, was named the new President of Liberty Healthcare Group, Inc., replacing Warren K. Trowbridge, who resigned to pursue other opportunities. Effective January 27, 2004, Fred H. Croninger III, Vice President, Capital Markets, was named Chief Financial Officer, replacing Stephen C. Farrell. On February 10, 2004, we announced that William B. Eck had been named to the new position of Senior Vice President, Chief of Healthcare Affairs and Deputy General Counsel, effective March 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including, without limitation, statements regarding expected future cash dividends, future marketing activities and earnings, revenue, gross margin and operating margin trends, potential business strategies and the effect of government regulations. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements which give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of PolyMedica and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth in the section titled “Factors Affecting Future Operating Results” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2003. Any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

          We are a leading provider of direct-to-consumer medical products, conducting business through our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments. As a participating Medicare provider and third-party insurance biller, we provide a simple, reliable way for customers to obtain the needed healthcare supplies and medications described below.

          Liberty Diabetes

          Through our Liberty Diabetes segment we provide diabetes testing supplies and related products primarily to Medicare-eligible customers suffering from diabetes. As of December 31, 2003, our Liberty Diabetes segment had approximately 601,000 active diabetes customers, compared to approximately 522,000 active customers as of December 31, 2002. We consider a person to be an “active customer” if that person has placed an order and we have shipped supplies to that person in the past twelve months. We meet the needs of our diabetes customers by:

-	providing mail order delivery of diabetes related supplies directly to our customers’ homes;

-	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

-	providing 24-hour telephone support to customers; and

-	using sophisticated software and advanced order fulfillment systems to provide diabetes related products .

          Liberty Respiratory

          Through our Liberty Respiratory segment we provide prescription respiratory medications and supplies primarily to Medicare-eligible customers suffering from chronic obstructive pulmonary disease (“COPD”). As of December 31, 2003, our Liberty Respiratory segment had approximately 68,000 active customers for our COPD prescription medications and supplies, as compared to approximately 59,000 active customers as of December 31, 2002. We consider a person to be an “active customer” if that person has placed an order and we have shipped supplies to that person in the past twelve months.

          Our Liberty Respiratory segment operates similarly to our Liberty Diabetes segment, as we deliver products directly to consumers’ homes and bill Medicare and private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable.

          Pharmaceuticals

          Through our Pharmaceuticals segment we provide prescription oral medications not covered by Medicare through Liberty Pharmacy directly to consumers and also function as a manufacturer and provider of prescription urology and suppository products, over-the-counter female urinary discomfort products and home medical diagnostic kits. We sell our over-the-counter female urinary discomfort products and home medical diagnostic kits under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug wholesalers in the United States. Our line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug wholesalers in the United States.

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

          Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:

-	Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our Massachusetts facility and shipping and handling fees.

-	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as legal and related expenses, allowances for bad debts, depreciation of facilities, amortization of capitalized direct-response advertising costs and other amortization and depreciation.

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

          The following summaries of our critical accounting policies should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and sales allowances, advertising, accounts receivable and the allowance for doubtful accounts, inventories, goodwill, amounts reserved for overpayments by Medicare and others, and uncertainties.

          Revenue Recognition

          We recognize revenue related to product sales to customers who have placed orders upon shipment of such orders, provided that risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers, and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. As a result, our contractual allowances are immaterial. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. The determination of appropriate Medicare rates for billing and revenue recognition is complex and sometimes subjective and therefore may require management’s interpretation. Sales allowances are recorded for estimated product returns as well as estimated claim denials as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized.

          Advertising

          In accordance with SOP 93-7 we capitalize and amortize direct-response advertising and related costs when we can demonstrate that customers have directly responded to our advertisements, among other things. We assess the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies and two years for our respiratory supplies. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For recent developments regarding the application of SOP 93-7, please see Note 5 to our consolidated financial statements.

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

          Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming and complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes.

          Inventories

          Inventories are carried at the lower of cost or market value. Market value or the net realizable value to PolyMedica is impacted by the types and levels of inventory held, forecasted demand, and pricing. Due to the medical nature of the products that we provide, customers sometimes request supplies before we have received the written documentation required to bill Medicare, other third-party payers, and customers. As a result, included in inventories are items shipped to customers for which we have received an order but have not yet received the required written documents and therefore have not recognized revenue. The carrying value of inventory shipped to customers of $2.48 million and $2.57 million as of December 31 and March 31, 2003, respectively, is based upon historical experience of collection of documents required to bill Medicare, other third-party payers, and customers. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to customers, could result in the recording of additional income or expense.

          Goodwill

          Subsequent to the transitional impairment test, as prescribed under SFAS No. 142, we are required to perform impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. Step one of the impairment test is performed to determine whether an impairment exists, step two of the impairment test is performed to determine the amount of the charge to be recorded as a result of the impairment. See Note 4 to our consolidated financial statements. In performing impairment tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, estimates of the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist.

          Amounts reserved for overpayments by Medicare and others

          The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

          As part of the internal review that we are conducting in parallel with the DOJ investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. We recently received the preliminary results of that analysis which indicate an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the three months ended December 31, 2003, bringing the total amount reserved for this category of claims to $5.71 million as of December 31, 2003.

          That analysis also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipates that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

Recent Developments

Medicare Act

          On December 8, 2003, the Medicare Act was signed into law. The Medicare Act contains provisions affecting the coverage and reimbursement levels of products provided through our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

          Liberty Diabetes segment

          In accordance with the Medicare Act, reimbursement rates for diabetes testing supplies will be frozen for the 2004 calendar year at the rates in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets will be reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum adjustment for test strips and lancets for calendar years 2004 and 2005 appears to be 4.1% and 5.36%, respectively, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its customers. Based on a preliminary interpretation of the Medicare Act, we currently expect an overall reduction in reimbursement rates for test strips and lancets of approximately 3.0% in calendar year 2005.

          The Medicare Act also contains provisions that may have a positive influence on our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination and for regular diabetes screening tests, which should increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The Medicare Act also provides up to $100.00 million over the next three years for chronic care improvement programs to improve clinical quality while potentially reducing the long-term cost of chronic diseases such as diabetes.

          Liberty Respiratory segment

          The Medicare Act reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. In calendar year 2004, reimbursement for these drugs will be reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Beginning in the 2005 calendar year, reimbursement for inhalation drugs will be reduced to 106% of the average sales price (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. The Medicare Act also directs the General Accounting Office to assess the adequacy of current reimbursement rates for inhalation drugs under the Medicare program and report its findings to Congress no later than December 8, 2004. If the Secretary of Health and Human Services determines that the ASP methodology does not reflect the widely available market price or is inherently unreasonable, the Secretary has the authority to adjust payments to providers either up or down, although the degree of any potential adjustment is unknown at this time.

          Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Act, we expect that our Liberty Respiratory segment will generate less revenue, earnings and cash flow than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset, or approximately $0.34 per diluted share, to adjust the asset’s carrying value down to its net realizable value. We expect that if the Secretary determines that the ASP methodology reflects the widely available market price of inhalation drugs, the revenues in our Liberty Respiratory segment will account for less than 10% of our consolidated net revenues beginning in the 2005 calendar year. While we have discontinued advertising specifically targeted to Liberty Respiratory customers, we have expanded our efforts to acquire customers through internal cross-referrals and other avenues which are more cost effective and expanded our marketing efforts to doctors’ offices through an internal healthcare professional calling force.

          Pharmaceuticals segment

          The Medicare Act establishes a voluntary prescription drug benefit under the Medicare program. Beginning in calendar year 2006, coverage will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs. We have applied to become an issuer of a Medicare-approved card.

          The Medicare Act also creates a Medicare-approved prescription drug discount card program that will go into effect in the spring of 2004. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own non-Medicare endorsed drug discount card to customers and their spouses in December 2003. The Liberty Drug Card will allow Liberty customers to obtain discounts for cash purchases at over 50,000 participating pharmacies, and potentially greater discounts through the mail from Liberty Pharmacy.

Federal Employee Program Reimbursement Changes

          In December 2003, the service benefit administrator of the Federal Employee Program (“FEP”) notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. Processing these supplies and medications as a pharmacy benefit will result in increased costs to some of our FEP customers as well as lower reimbursement rates to us. We are currently evaluating the impact of this change, but anticipate some level of decrease to Liberty Pharmacy’s net revenues, a substantial portion of which is derived from the FEP program.

Results of Operations

Overview

-	Fiscal year 2004 third quarter net revenues, up 18.4% from the prior year comparative period

-	Fiscal year 2004 nine month net revenues, up 19.7% from the prior year comparative period

-	$3.14 million charge, or $0.07 per diluted share, recorded as a reduction of net revenues in the fiscal year 2004 third quarter to increase the accrual for amounts reserved for overpayments by Medicare and others (see Note 7 to our consolidated financial statements)

-	$14.44 million impairment charge, or $0.34 per diluted share, recorded as a selling, general and administrative expense in the fiscal year 2004 third quarter to write down the value of Liberty Respiratory’s direct-response advertising asset

-	Fiscal year 2004 third quarter net income of $2.17 million, down 79.2% from the prior year third quarter, due primarily to the $14.44 million direct-response advertising impairment charge and $3.14 million increase in amounts reserved for overpayments by Medicare and others

-	Fiscal year 2004 third quarter diluted EPS of $0.08, down 80.5% from the prior year third quarter, due primarily to the $0.34 diluted EPS effect of the direct-response advertising impairment charge and $0.07 diluted EPS effect of the increase in amounts reserved for overpayments by Medicare and others

-	Year to date net cash flow from operations of $38.89 million, up 90.7% from the prior year comparative period

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

          The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	Three months ended
	December 31,	December 31,
	2003	2002

Net revenues:
Liberty Diabetes	64.7%	66.9%
Liberty Respiratory	19.1	22.0
Pharmaceuticals	16.2	11.1

Total net revenues	100.0	100.0
Cost of sales	37.9	35.2

Gross margin	62.1	64.8
Selling, general and administrative expenses	58.8	45.6

Income from operations	3.3%	19.2%

          Net Revenues

          Total net revenues increased 18.4% to $106.46 million in the three months ended December 31, 2003, as compared with $89.92 million in the three months ended December 31, 2002, primarily due to increased revenues generated from our Liberty Diabetes and Pharmaceuticals segments.

          Net revenues from our Liberty Diabetes segment increased 14.6% to $68.89 million in the three months ended December 31, 2003, as compared with $60.12 million in the three months ended December 31, 2002. This increase was due primarily to the growth in our customer base, which grew 15.1% to approximately 601,000 active customers as of December 31, 2003, from approximately 522,000 active customers as of December 31, 2002, primarily as a result of our advertising. An increase of approximately 12.8% in the volume of shipments made to new and recurring customers and an increase of approximately 2.5% in average net revenues generated per shipment in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002, also contributed to the increase in Liberty Diabetes net revenues.

          Net revenues from our Liberty Respiratory segment increased 3.0% to $20.35 million in the three months ended December 31, 2003, as compared with $19.77 million in the three months ended December 31, 2002. This increase was due primarily to the growth in our customer base, which grew 15.3% to approximately 68,000 active customers as of December 31, 2003, from approximately 59,000 active customers as of December 31, 2002, primarily as a result of our advertising. An increase of approximately 11.8% in the volume of shipments made to new and recurring customers offset by a decrease of approximately 5.9% in average net revenues generated per shipment in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002, also contributed to the increase in Liberty Respiratory net revenues. Net revenue growth in our Liberty Respiratory segment has slowed recently as a result of several factors, including our suspension of direct-response advertising to respiratory patients in December 2003 in response to new Medicare legislation, lower than expected response rate to the advertisements that we ran earlier in the quarter, increased competition and lower product utilization by our customers.

          Net revenues from our Pharmaceuticals segment increased 71.7% to $17.22 million in the three months ended December 31, 2003, as compared with $10.03 million in the three months ended December 31, 2002, due primarily to the growth in our Liberty Pharmacy sales of prescription oral medications, not covered by Medicare. Sales of these products represented 66.8% and 55.8% of total Pharmaceuticals segment net revenues in the three months ended December 31, 2003 and 2002, respectively. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers and their spouses. We expect the business to help position us for the prescription drug benefit under the Medicare Act beginning in calendar year 2006.

          Gross Margins

          As a percentage of total net revenues, overall gross margins were 62.1% in the three months ended December 31, 2003, as compared with 64.8% in the three months ended December 31, 2002. Gross margins in the three months ended December 31, 2003 decreased primarily as a result of a $3.14 million increase in amounts reserved for overpayments by Medicare and others, recorded as a reduction of net revenues in the quarter ended December 31, 2003, combined with the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our other businesses. In the three months ended December 31, 2003, Liberty Pharmacy reported gross margins of 31.1%, as compared with consolidated gross margins from our other businesses of 65.8%. In the three months ended December 31, 2002, Liberty Pharmacy reported gross margins of 35.7%, as compared with consolidated gross margins from our other businesses of 66.7%. We expect this trend to continue.

          Selling, General and Administrative Expenses

	Three months ended
	December 31,	% Net	December 31,	% Net
(in thousands)	2003	Revenues	2002	Revenues

Net revenues	$106,463		$89,917
Reported selling, general and administrative expenses	62,539	58.8%	41,000	45.6%
Direct-response advertising impairment charge	(14,443)	13.6%	—	—

	$48,096	45.2%	$41,000	45.6%

          As a percentage of total net revenues, selling, general and administrative expenses were 58.8% in the three months ended December 31, 2003, as compared with 45.6% in the three months ended December 31, 2002. Selling, general and administrative expenses increased by 52.5% in the three months ended December 31, 2003 to $62.54 million, as compared with $41.00 million in the three months ended December 31, 2002. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to a $14.44 million impairment charge recorded to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value for the reasons discussed under the caption “Recent Developments” above.

          Income Tax Provision

          The provision for income taxes was $1.32 million and $6.94 million in the three months ended December 31, 2003 and 2002, respectively, which resulted in an effective tax rate of 37.8% in each of the three months ended

December 31, 2003 and 2002. The effective tax rates in the three months ended December 31, 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

          The following table presents consolidated statements of operations expressed as a percentage of net revenues:

	Nine months ended
	December 31,	December 31,
	2003	2002

Net revenues:
Liberty Diabetes	66.7%	69.2%
Liberty Respiratory	19.4	21.2
Pharmaceuticals	13.9	9.6

Total net revenues	100.0	100.0
Cost of sales	36.8	35.4

Gross margin	63.2	64.6
Selling, general and administrative expenses	50.1	46.2

Income from operations	13.1%	18.4%

          Net Revenues

          Total net revenues increased 19.7% to $310.62 million in the nine months ended December 31, 2003, as compared with $259.53 million in the nine months ended December 31, 2002. This increase was the result of the growth in sales in each of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

          Net revenues from our Liberty Diabetes segment increased 15.4% to $207.18 million in the nine months ended December 31, 2003, as compared with $179.60 million in the nine months ended December 31, 2002. This increase was due primarily to the growth in our customer base, which grew 15.1% to approximately 601,000 active customers as of December 31, 2003, from approximately 522,000 active customers as of December 31, 2002, primarily as a result of our advertising. An increase of approximately 12.7% in the volume of shipments made to new and recurring customers and an increase of approximately 2.7% in average net revenues generated per shipment in the nine months ended December 31, 2003, as compared with the nine months ended December 31, 2002, also contributed to the increase in Liberty Diabetes net revenues.

          Net revenues from our Liberty Respiratory segment increased 9.7% to $60.28 million in the nine months ended December 31, 2003, as compared with $54.95 million in the nine months ended December 31, 2002. This increase was due primarily to the growth in our customer base, which grew 15.3% to approximately 68,000 active customers as of December 31, 2003, from approximately 59,000 active customers as of December 31, 2002, primarily as a result of our advertising. An increase of approximately 18.2% in the volume of shipments made to new and recurring customers offset by a decrease of approximately 6.5% in average net revenues generated per shipment in the nine months ended December 31, 2003, as compared with the nine months ended December 31, 2002, also contributed to the increase in Liberty Respiratory net revenues. Net revenue growth in our Liberty Respiratory segment has slowed the past few quarters as a result of several factors, including our suspension of direct-response advertising to respiratory patients in December 2003 in response to new Medicare legislation, lower than expected response rate to the advertisements that we ran in the period, increased competition and lower product utilization by our customers.

          Net revenues from our Pharmaceuticals segment increased 72.7% to $43.15 million in the nine months ended December 31, 2003, as compared with $24.98 million in the nine months ended December 31, 2002, due primarily to the growth in our Liberty Pharmacy sales of prescription oral medications, not covered by Medicare. Sales of these products represented 69.1% and 52.8% of total Pharmaceuticals segment net revenues in the nine months ended December 31,

2003 and 2002, respectively. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers and their spouses. We expect the business to help position us for the prescription drug benefit under the Medicare Act beginning in calendar year 2006.

          Gross Margins

          As a percentage of total net revenues, overall gross margins were 63.2% in the nine months ended December 31, 2003, as compared with 64.6% in the nine months ended December 31, 2002. Gross margins in the nine months ended December 31, 2003 decreased primarily as a result of a $3.14 million increase in amounts reserved for overpayments by Medicare and others, recorded as a reduction of net revenues in the nine months ended December 31, 2003, combined with the increase in net revenues generated from lower-margin prescription oral medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses. In the nine months ended December 31, 2003, Liberty Pharmacy reported gross margins of 32.3%, as compared with consolidated gross margins from our other businesses of 66.4%. In the nine months ended December 31, 2002, Liberty Pharmacy reported gross margins of 33.9%, as compared with consolidated gross margins from our other businesses of 66.3%. We expect this trend to continue.

          Selling, General and Administrative Expenses

	Three months ended
	December 31,	% Net	December 31,	% Net
(in thousands)	2003	Revenues	2002	Revenues

Net revenues	$310,622		$259,530
Reported selling, general and administrative expenses	155,610	50.1%	120,005	46.2%
Direct-response advertising impairment charge	(14,443)	4.7%	—	—
Benefit for reduction of amounts reserved for overpayments by Medicare and others	—	—	2,222	.9%

	$141,167	45.4%	$122,227	47.1%

          As a percentage of total net revenues, selling, general and administrative expenses were 50.1% in the nine months ended December 31, 2003, as compared with 46.2% in the nine months ended December 31, 2002. Selling, general and administrative expenses increased by 29.7% in the nine months ended December 31, 2003 to $155.61 million, as compared with $120.00 million in the nine months ended December 31, 2002. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to a $14.44 million impairment charge recorded to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value for the reasons discussed under the caption “Recent Developments” above. A $2.22 million benefit for the reduction of accrued amounts for overpayments by Medicare and others, recorded in the year-earlier period, also accounted for a portion of the increase in selling, general and administrative expenses as a percentage of net revenues. The effects of the above reasons for the increase in selling, general and administrative expenses as a percentage of net revenues in the current year, as compared with the prior year, were partially offset by realized economies of scale resulting from our growing business, together with reduced legal and related expenses and charges related to the termination of certain executive officers.

          Income Tax Provision

          The provision for income taxes was $15.42 million and $18.46 million in the nine months ended December 31, 2003 and 2002, respectively, which resulted in an effective tax rate of 37.8% in each of the nine months ended December 30, 2003 and 2002. The effective tax rates in the nine months ended December 31, 2003 and 2002 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

          Our business is currently funded primarily through cash flows from operations. Our cash and cash equivalents balance increased $22.71 million to $49.87 million as of December 31, 2003, as compared with $27.16 million as of March 31, 2003. Net cash provided by operations of $38.89 million for the nine months ended December 31, 2003, was generated primarily by net income of $25.37 million, a decrease in net accounts receivable of $10.73 million, and an increase in accrued expenses and other liabilities of $7.66 million, offset by cash used to fund certain areas of our operations, such as accounts payable which decreased $9.30 million in the nine months ended December 31, 2003.

          In the nine months ended December 31, 2003 and 2002, we used $20.85 million and $15.71 million of cash for investing activities, respectively. The $5.14 million increase in total cash used for investing activities was primarily due to a net cash outflow of $5.65 million to purchase marketable securities net of a decrease in capital expenditures of $853,000 in the nine months ended December 31, 2003, as compared with the nine months ended December 31, 2002. Property, plant and equipment purchases totaled $14.86 million and $15.71 million for the nine months ended December 31, 2003 and 2002, respectively. Higher spending in the prior year period for capital expenditures was related to the construction of a 64,000 square foot respiratory supplies facility and a 59,000 square foot diabetes distribution center, as compared with the renovation of an existing 120,000 square foot Port St. Lucie facility purchased in January 2003, in the current year nine month period.

          In the nine months ended December 31, 2003, we generated $4.67 million of cash from financing activities, which consisted primarily of $17.32 million of proceeds raised from the issuance of PolyMedica common stock related to stock options exercised during the period by non-executive officers, offset primarily by $10.01 million of cash dividends paid to PolyMedica shareholders.

          On November 17, 2003, we paid a $0.15 per share cash dividend on 25,575,878 common shares outstanding for a total payment of $3.84 million to our common shareholders of record as of the close of business on November 5, 2003. For the nine months ended December 31, 2003, we paid a total of $10.01 million in cash dividends to our common shareholders of record. In January 2004 our Board declared a cash dividend of $0.15 per share of PolyMedica’s common stock to shareholders of record as of the close of business on February 5, 2004, payable on February 16, 2004. While a significant decline in our cash balances or another business change, such as the Medicare legislation passed in December 2003 which affects future reimbursement levels for some of the products that we provide, could cause us to reduce or eliminate the payment of dividends to shareholders, the current intention of our Board is to pay a cash dividend on a quarterly basis for the foreseeable future.

          Commitments

               Leases

          As of December 31, 2003, future annual minimum lease and rental commitments were not materially different from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

               Note Payable

          As of December 31, 2003, we had fully paid off the note payable of $1.89 million reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and had not entered into any new note commitments.

               Advertising

          As of December 31, 2003, future commitments to purchase advertising spots from various television networks in the fiscal year ending March 31, 2005, were not materially different from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

          Contingencies

          We are subject to government investigations and related litigation, which, if decided against us, could materially affect our liquidity. Please see Item 1 of Part II, Legal Proceedings of this Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2003 for a more complete description of these matters. From time to time we conduct internal investigations to determinate compliance with complicated and subjective billing rules applicable to Medicare and third-party reimbursement. If we discover billing errors, we may have to refund amounts previously reimbursed by Medicare or paid by third parties.

          As part of the internal review that we are conducting in parallel with the DOJ investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. We recently received the preliminary results of that analysis which indicate an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the three months ended December 31, 2003, bringing the total amount reserved for this category of claims to $5.71 million as of December 31, 2003.

          That analysis also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipates that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

          We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2003 of $56.96 million and cash flow generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products. Please see “Factors Affecting our Future Results” for further factors that could materially and adversely affect our business.

Accounting Pronouncements

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

          In December 2003, the FASB announced that certain proposed modifications to FIN 46 would be incorporated into a revised FIN 46 (FIN 46-R), including a deferral of the Interpretation’s effective date. FIN 46-R will require public entities that are not small business issuers and those that are small business issuers, to apply Interpretation 46-R to all entities subject to it no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004) and the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004), respectively.

          The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Factors Affecting Future Operating Results

          Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced profits if Medicare or other government programs change, delay or deny reimbursement

          Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

Litigation may materially adversely affect us

          PolyMedica and three individuals who are or were officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. In addition, there is a derivative action against certain directors and two individuals who are or were officers in Massachusetts state court alleging certain breaches of fiduciary duty. PolyMedica believes it has meritorious defenses to the claims made against it in the actions in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to these proceedings. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 1 of Part II, Legal Proceedings of this Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2003, for a more complete description of these claims.

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

The profitability of our Liberty Diabetes and Liberty Respiratory segments will decrease if we do not receive recurring orders from customers

          The profitability of our Liberty Diabetes and Liberty Respiratory segments depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions. We generally incur losses and negative cash flow with respect to the first order from a new customer, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification.

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

We may make acquisitions that will strain our financial and operational resources

          We regularly review potential acquisitions of businesses’ products and assets. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

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

Item 4. Controls and Procedures

          (a)        Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b)        Changes in internal controls. No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a complete description of our legal proceedings. Any material developments regarding these legal proceedings for the nine months ended December 31, 2003 are set forth below.

U.S. Attorney’s Office

          As part of the internal review that we are conducting in parallel with the Department of Justice (“DOJ”) investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all the Medicare claims we filed over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. We recently received the preliminary results of that analysis which indicate an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the three months ended December 31, 2003, bringing the total amount reserved for this category of claims to $5.71 million as of December 31, 2003. Of the total $3.14 million reduction in net revenues in the three months ended December 31, 2003, $2.69 million and $451,000 was recorded in the Liberty Diabetes and Liberty Respiratory segments, respectively.

          That analysis also identified certain other claims that largely occurred during 1999 and 2000 where our documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipates that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

Class Action Lawsuit

          No material developments.

Derivative Complaint

          For additional information on this matter, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and our Quarterly Reports on Form 10-Q for the three months ended June 30 and September 30, 2003.

          On November 4, 2003, the Appeals Court extended the stay of the appellate proceedings until February 6, 2004.

          The settlement is subject to approval by the Middlesex Superior Court. The settlement agreement was originally filed with the Superior Court on July 11, 2003, and revised agreements were filed on October 3 and November 18, 2003. The settlement agreements recites certain corporate governance changes we made, such as the addition of three non-employee directors to our Board since September 2001, the appointment of a Lead Director, and enhancements to our compliance functions. Pursuant to this agreement, PolyMedica denied all liability and the factual allegations in the complaint and has agreed to pay only plaintiffs’ attorneys’ fees and expenses in an amount to be determined by the Court and notice costs. PolyMedica will seek and expects to receive reimbursement of such attorneys’ fees from its insurer. A hearing on the settlement will be held on March 8, 2004. We can provide no assurance that the settlement will be approved by the Court. The defendants believe they have meritorious defenses to the claims made in the consolidated complaint and if the settlement is not approved, intend to contest the claims vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index immediately following this report, which is incorporated herein by reference.

(b)	Reports on Form 8-K:

          On October 28, 2003, PolyMedica furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the period ended September 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PolyMedica Corporation (registrant)

/s/ Samuel L. Shanaman

Samuel L. Shanaman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Fred H. Croninger III.

Fred H. Croninger III.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 13, 2004

Exhibit Index

Exhibit		Description

10.4	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and Warren K. Trowbridge dated November 3, 2003.

10.5	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Warren K. Trowbridge dated November 3, 2003.

10.6	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003.

10.7	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003.

10.8	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and Stephen C. Farrell dated November 3, 2003.

10.9	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated November 3, 2003.

10.10	-	Letter of Resignation from Arthur A. Siciliano, Ph.D. dated November 5, 2003.

10.11	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and Arthur A. Siciliano, Ph.D. dated November 5, 2003.

10.12	-	Employment Agreement by and between the Registrant and Arthur A. Siciliano, Ph.D. dated November 5, 2003.

10.13	-	Severance Agreement by and between the Registrant and Arthur A. Siciliano, Ph.D. dated November 5, 2003.

10.14	-	Severance Agreement by and between the Registrant and Warren K. Trowbridge dated January 13, 2004.

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.