Form 10-K
period 2004-03-31
POLYMEDICA CORP
filed 2004-06-14
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Common Stock, $.01 par value per share

(Title of class)

Series B Junior Participating Preferred Stock, $.01 par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ X ]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $650,933,704 based on $26.50 per share, the closing price of the Common Stock as reported by The NASDAQ Stock Market on September 30, 2003.

     As of June 11, 2004, there were 27,102,378 shares of the registrant’s Common Stock issued and outstanding at $0.01 per share and no shares of Series

B Junior Preferred Stock were issued and outstanding at $0.01 per share.

     We count each stockholder who is not otherwise an officer, director or holder of 5% or more of our outstanding common stock as a nonaffiliate. This status determination is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

     Documents incorporated by reference: The registrant intends to file, not later than 120 days following the registrant’s fiscal year end, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on September 17, 2004. The information required in response to Items 10 – 14 of Part III of this Form 10-K is hereby incorporated in this Form 10-K by reference to such proxy statement. With the exceptions of the portions of the proxy statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

POLYMEDICA CORPORATION

		Page
	PART I
ITEM 1.	Business	4
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	8
ITEM 4.	Submission of Matters to a Vote of Security Holders	10
	PART II
ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Purchases of Equity Securities	12
ITEM 6.	Selected Consolidated Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 8.	Consolidated Financial Statements and Supplementary Data	29
ITEM 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	54
ITEM 9A.	Controls and Procedures	54
	PART III
ITEM 10.	Directors and Executive Officers of the Registrant	55
ITEM 11.	Executive Compensation	55
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	55
ITEM 13.	Certain Relationships and Related Transactions	55
ITEM 14.	Principal Accountant Fees and Services	55
	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	56
Signatures		58
EX-10.28 EMPLOYMENT AGREEMENT (CRONINGER)
EX-10.32 EMPLOYMENT AGREEMENT (ECK)
EX-10.33 RETENTION AGREEMENT (ECK)
EX-10.34 LETTER AGREEMENT(CRONINGER)DATED 1/30/04
EX-10.35 LETTER AGREEMENT(FARRELL) DATED 1/30/04
EX-10.36 LETTER AGREEMENT(STONE)DATED 5/17/04
EX-10.37 LETTER AGREEMENT (FARRELL) DATED 5/17/04
EX-10.38 LETTER AGREEMENT(CRONINGER)DATED 5/17/04
EX-10.39 EMPLOYMENT AGREEMENT (SHANAMAN)
EX-10.40 RETENTION AGREEMENT (SHANAMAN)
EX-23.1 CONSENT OF PWC
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION

PART I

PART I

ITEM 1. BUSINESS

Overview

     PolyMedica Corporation was organized in 1988 and has been in the business of acquiring and growing medical product and pharmaceutical businesses for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our customers to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors, and through our Pharmaceuticals segment, we sell prescription medications directly to our Liberty Diabetes and Liberty Respiratory customers and also manufacture and sell to distributors prescription and over-the-counter urology products.

     We market our medical products directly to consumers primarily through targeted television advertisements. Our customer service representatives in Port St. Lucie, Florida, are specifically trained in selling to seniors and helping them to better follow their doctors’ orders and manage their chronic disease. Our diabetes and respiratory platforms enable us to efficiently collect and process required documents from physicians and customers and to bill and collect amounts due from Medicare, other third party payers and directly from customers. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these customers has resulted in strong brand recognition of our Liberty name, a loyal customer base and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.

     We maintain a website with the address www.polymedica.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

     Financial information relative to each of our reportable segments described below is set forth in Note N to our consolidated financial statements contained in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Liberty Diabetes

     Through our Liberty Diabetes segment we sell diabetes testing supplies and related products including insulin, syringes, and other ancillary products to our customers suffering from diabetes. As of March 31, 2004, we had approximately 625,000 active diabetes customers, compared to approximately 545,000 active customers as of March 31, 2003. Approximately 98.0% of our Liberty Diabetes customers are covered by Medicare. We meet the needs of our diabetes customers by:

•	providing mail order delivery of supplies directly to our customers’ homes;

•	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing 24-hour telephone support to customers; and

•	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.

Liberty Respiratory

     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to our customers suffering from chronic obstructive pulmonary disease (“COPD”). As of March 31, 2004, we had approximately 65,000 active respiratory customers, compared to approximately 63,000 active customers as of March 31, 2003. Like our Liberty Diabetes segment, through our Liberty Respiratory segment we deliver respiratory medications and supplies to our customers’ homes and bill Medicare and/or private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable.

Pharmaceuticals

     Through our Pharmaceuticals segment we sell prescription medications directly to consumers and we manufacture and sell for further distribution, prescription urology and suppository products and over-the-counter female urinary discomfort products. Within our Pharmaceuticals segment our Liberty Pharmacy business “(Liberty Pharmacy”), markets and sells prescription medications primarily to our Liberty Diabetes and Liberty Respiratory customers. Our line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug distributors in the United States while our female urinary discomfort products and home medical diagnostic kits are sold under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug distributors in the United States.

Medicare Reimbursement

     Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. Due to reductions in reimbursement rates for inhalation drugs, we have suspended direct-response advertising in our Liberty Respiratory segment. Please see our discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”) in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategies

     Our principal strategy is to apply our core competencies in direct marketing of medical products and efficient call center operation, and the brand recognition of our Liberty name, to expand our Liberty Diabetes segment, add complementary businesses and products to our operation and position Liberty Pharmacy to participate in the Medicare prescription drug benefit program commencing in calendar 2006.

     Continue growth in our Liberty Diabetes segment by expanding our customer base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising to reach a larger portion of the Medicare-eligible patient market. This campaign has resulted in a significant increase in sales and we have expanded our active Medicare-eligible diabetes customers from approximately 17,000 at the time of Liberty’s acquisition to approximately 625,000 customers as of March 31, 2004. We will continue to engage in a high level of television advertising in fiscal 2005, which combined with our proactive approach and high level of service that retains existing customers, has resulted in solid revenue growth, but we will be increasing our commitment to less expensive methods of attracting new customers, such as physician and customer referrals, print advertising, direct mail and the Internet. We continue to seek opportunities to deliver new products to a broader customer base by leveraging our mail-order distribution system and software for billing and customer monitoring. To manage our growth effectively, we are continually improving our operations, information systems, and regulatory compliance activities.

     Use our Pharmaceuticals segment to help position us for the prescription drug benefit under the Medicare Modernization Act. Liberty Pharmacy, a direct-to-consumer non-Medicare initiative that commenced operations in fiscal 2003 and is part of our Pharmaceuticals segment, offers direct-to-consumer prescription medications not covered by Medicare. Beginning in calendar year 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare Advantage prescription plans. We expect to continue to expand our Pharmacy business in order to develop the economies of scale that will allow us to compete successfully in 2006 and beyond.

     Continue adding complementary products and businesses. In order to diversify and take advantage of economies of scale in operations and marketing, we continue to evaluate opportunities for the acquisition of businesses and products to expand and complement our existing product lines and new business initiatives. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in marketing and distribution. We also continue to consider adding businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

Government Regulation

     Medicare

     Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursable by Medicare, and are therefore subject to extensive regulation. Medicare payments are sometimes lower than the payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate, among other things, that quarterly orders of diabetes supplies to existing customers be verified with the customers before shipment and that all doctors’ orders for supplies be re-validated every twelve months through the receipt of new doctors’ orders.

     We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our customers. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined fee schedule amounts for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to customers.

     On December 8, 2003, the Medicare Modernization Act was signed into law. The Medicare Modernization Act makes significant changes to Medicare payment policies, and creates a prescription drug benefit beginning in 2006. The anticipated implications for our businesses are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United States Food and Drug Administration (“FDA”). The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and by Liberty Home Pharmacy Corporation (“Liberty Home Pharmacy”), the entity through which we conduct our respiratory business. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. Please see Item 3, “Legal Proceedings” for a more complete description of these matters.

     Pharmacy Licensing

     In general, our pharmacy operations are regulated by the State of Florida Board of Pharmacy and the statutes and regulations of the State of Florida where we are licensed to do business as a pharmacy. Many of the states into which we deliver prescription pharmaceuticals have laws and regulations governing our activities.

     General

     Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, our drug products are subject to the requirements of the Food, Drug and Cosmetics Act and related regulations administered and enforced by the FDA. Labeling and promotional activities relating to medical devices and drugs are subject to regulation by the FDA and the Federal Trade Commission. In addition, the Drug Enforcement Administration (“DEA”) regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant. In addition, our manufacturing facility is subject to the Good Manufacturing Practices regulations of the FDA. The FDA enforces these regulations through its plant inspection program.

Compliance and Regulatory Affairs

     Our Compliance and Regulatory Affairs Department works to ensure that we are compliant with applicable fraud and abuse laws and regulations and if violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. Each employee receives a compliance manual that has been developed to communicate our standards of conduct and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. The Compliance and Regulatory Affairs Department also works to ensure compliance with all federal, state and local laws and regulations applicable to our businesses, including licensing and certification requirements and requirements applicable to our businesses as federal healthcare program providers. The activities of our Compliance and Regulatory Affairs Department are managed under the guidance of PolyMedica’s Chief Compliance Officer. We continually examine the capabilities and structure of our compliance program and make changes when deemed appropriate.

Competition

     The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

•	retail pharmacies;

•	healthcare product distributors;

•	pharmacy benefit management companies.

     We believe that the principal competitive factors in the Liberty Diabetes, Liberty Respiratory and Pharmaceuticals markets include the ability to identify and respond to customer needs, the quality and breadth of product offerings, and expertise with respect to the reimbursement process. We believe that we compete effectively because of:

•	Liberty’s brand recognition, supported by a national television advertising campaign;

•	Our centralized call center operations and personnel, specifically designed and trained to service the needs of seniors with chronic diseases;

•	Our size which gives us leverage with suppliers:

•	Our expertise in the Medicare reimbursement and compliance process; and

•	Our significant investment in employee training, computer systems and order processing systems to assure high quality customer service, cost-effective order processing, and regulatory compliance.

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

Major Customers

     For the fiscal years ended March 31, 2004, 2003, and 2002, no customer represented more than 10% of our consolidated revenues. As of March 31, 2004 and 2003, the amounts included in billed accounts receivable due from Medicare were $30.15 million and $28.15 million, respectively.

Major Products

     For the fiscal years ended March 31, 2004, 2003, and 2002, sales of diabetes test strips and related products amounted to $264.08 million, $234.55 million, and $201.01 million, respectively, representing 62.9%, 65.8%, and 71.9%, respectively, of our consolidated net revenues. Sales of prescription respiratory medications and supplies amounted to $77.42 million, $75.13 million and $52.36 million or 18.4%, 21.1% and 18.7% of our consolidated net revenues in the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Manufacturing

     We use state-of-the-art automated machinery to manufacture and package in-house many of our over-the-counter and prescription urology products included in our Pharmaceuticals segment. Sales of these products represented 4.1%, 4.6% and 5.1% of our consolidated net revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Intellectual Property

     We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production. POLYMEDICA, URISED and AZO STANDARD, each of which are referenced in this Annual Report on Form 10-K, are registered trademarks of PolyMedica Corporation. We also maintain several other registered trademarks which we monitor on a regular basis.

Domestic Net Revenues

     All of the net revenues derived from each of our reportable segments is generated in the United States.

Employees

     As of March 31, 2004, we had 1,716 full-time employees. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our facilities are located in Port St. Lucie, Florida and Woburn, Massachusetts. Our corporate headquarters and manufacturing facility are located in Woburn in a 60,000 square foot facility, which we own. We also own four buildings located in Port St. Lucie: a 72,000 square foot diabetes supplies facility, a 59,000 square foot distribution center, a 64,000 square foot respiratory supplies facility and a 120,000 square foot building that we purchased for our direct-to-consumer pharmacy business and to support future growth in our other businesses. The 120,000 square foot building was purchased on January 28, 2003 for a purchase price of $3.26 million, excluding legal fees and associated acquisition costs, and renovations on this building were substantially completed, and the building was placed into service during the fiscal year ended March 31, 2004. These facilities place all of our Florida-based businesses in close proximity. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

U.S. Attorney’s Office

     Beginning in August 2001, the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, has been investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations.

     As part of the internal review that we conducted in parallel with the investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the fiscal year ended March 31, 2004, we received the preliminary results of that analysis, which indicated an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004.

     The statistical analysis conducted by the outside consulting firm also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims is adequate. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipate that the issue will be addressed in the context of the overall resolution of the investigation. We anticipate that the final results of the consulting firm’s analysis which we don’t expect to differ materially from the preliminary analysis, will be received in the summer of 2004. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

     We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges other than those described above, relating to their outcome.

Class Action Lawsuit

     On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica and Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, on behalf of himself and other purchasers of PolyMedica common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. At least one virtually identical lawsuit was subsequently filed in the United States District Court for the District of Massachusetts against PolyMedica. On July 30, 2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK.

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Keith Trowbridge, former President of Liberty and a former Senior Vice President of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint.

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional sur-reply briefing by the parties. The Court heard oral argument on the motion on June 2, 2004, and has taken the matter under advisement. The case is currently in discovery.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

Derivative Complaint

     On August 9, 2001, Roberta Casden, a purported shareholder, filed a purported derivative action in Massachusetts Superior Court for Middlesex County against our Board and several of our executive officers. The Complaint alleged that the defendants had breached their fiduciary duties by, among other things, failing to exercise reasonable care in the oversight of corporate affairs and management with respect to the operations of Liberty and by acquiescing in alleged misconduct by Liberty. The Complaint sought unspecified damages, the return of compensation, and other relief, including injunctive relief. The parties filed a settlement agreement with the Superior Court on July 11, 2003, which recited certain corporate governance changes instituted by PolyMedica and enhancements to PolyMedica’s compliance functions. Pursuant to the settlement agreement, PolyMedica denied all liability and allegations set forth in the complaint and agreed to pay only plaintiffs’ attorneys’ fees and expenses and notice costs. The settlement was approved by the Court on March 8, 2004 and the Court awarded plaintiffs’ counsel $572,000 in attorneys’ fees and $23,000 in expenses, to be paid directly to plaintiffs’ counsel by PolyMedica’s insurer. No monetary damages were awarded.

Litigation Regarding Direct Response Advertising

     In July and August 2003, lawsuits alleging violations of certain sections and rules of the Exchange Act were filed concerning PolyMedica’s accounting treatment of advertising costs. These lawsuits were dismissed following our announcement on September 4, 2003 that we had concluded our discussions with the SEC concerning our capitalization of advertising costs under the direct-response advertising exception in Statement of Position 93-7 (“SOP 93-7”) and would not restate our historical financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers as of June 10, 2004 are as follows:

Name	Age	Position
Samuel L. Shanaman	63	Chairman and Chief Executive Officer
John K.P. Stone, III	71	Director, Senior Vice President and General Counsel
Stephen C. Farrell	39	Senior Vice President and President, Liberty Healthcare Group, Inc.
Fred H. Croninger, III	57	Chief Financial Officer and Treasurer
William B. Eck	47	Senior Vice President, Chief of Healthcare Affairs and Deputy General Counsel

     Mr. Shanaman served as Lead Director and Interim Chief Executive Officer of PolyMedica from August 2002 until January 2004. He assumed the positions of Chairman of the Board and Chief Executive Officer effective January 13, 2004. Mr. Shanaman has served as a director since November 2001. In addition to serving on PolyMedica’s Board, Mr. Shanaman is Managing Director of Logan Enterprises, a private investment venture, and also serves on the Board of Directors of The J. Jill Group, Inc. Mr. Shanaman held a number of positions with The J. Jill Group and its predecessor, DM Management, including President and Chief Executive Officer. Previously Mr. Shanaman was Vice President of Marketing and Field Operations and Chief Financial Officer of Infinet, Inc., a manufacturer and marketer of data communications products and systems utilized in large online networks. Earlier in his career, he was Chief Financial Officer of Nixdorf Computer Corporation and a member of the staff at Arthur Andersen & Company.

     Mr. Stone is a Director, Senior Vice President and General Counsel of PolyMedica. Prior to joining PolyMedica in March 2002, Mr. Stone was a senior partner at Hale and Dorr LLP, a leading Boston based law firm. His corporate law practice focused on emerging companies primarily in the high technology and medical fields and the private and public financing, mergers, acquisitions and strategic relationships of such companies. In his practice, he also assisted companies in structuring, establishing and financing their operations. Mr. Stone has lectured and written on numerous tax, corporate, and international subjects, and is a member of the American and Massachusetts Bar Associations. In addition to serving on PolyMedica’s Board, he currently serves on the Board of Directors of FlexiInternational Software, Inc.

     Mr. Farrell is a Senior Vice President of PolyMedica and was recently named President of Liberty Healthcare Group, Inc. He has also held the role of Chief Financial Officer, having joined PolyMedica as Treasurer in August 1999. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell is a Certified Public Accountant.

     Mr. Croninger became PolyMedica’s Chief Financial Officer and Treasurer in January 2004, having joined PolyMedica in 2002. Before joining PolyMedica, Mr. Croninger was Chief Financial Officer at EndPoints, Inc., a privately-held semiconductor company from 1999 to 2002. Previously he served as Chief Financial Officer of MediaCom Corporation, an early-stage telecommunications company, Senior Vice President of Chase Manhattan Leasing Company and General Manager of Chase Leasing’s Technology Equipment Finance Division, Vice President and Treasurer at Infinet, Inc., Treasurer and Director of Planning at Nixdorf Computer Corporation and Senior Auditor at Arthur Andersen & Company.

     Mr. Eck joined PolyMedica in March 2004 as Senior Vice President, Chief of Healthcare Affairs and Deputy General Counsel. Prior to joining PolyMedica, Mr. Eck was a principal shareholder at Greenberg Traurig LLP, where he had practiced law since 1989. Mr. Eck’s practice consisted of representing durable medical equipment suppliers, hospitals and other providers, medical device companies, healthcare delivery systems, long term care companies and managed care organizations in a variety of transactional and reimbursement matters. His experience also includes representing healthcare suppliers and providers in health care regulatory compliance matters, including False Claims Act cases, qui tam cases, and OIG investigations.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

     As of March 31, 2004, our Common Stock was held by 700 holders of record. We believe that the actual number of beneficial owners of our Common Stock is significantly greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in “street name”. Our Common Stock is traded on the NASDAQ National Market under the symbol “PLMD”.

     The following table sets forth the high and low sales price per share of Common Stock on the NASDAQ National Market:

	Fiscal Year 2004
	High	Low
4th Quarter	$28.07	$24.00
3rd Quarter	32.21	21.77
2nd Quarter	28.825	17.80
1st Quarter	23.825	14.645

	Fiscal Year 2003
	High	Low
4th Quarter	$16.10	$12.515
3rd Quarter	17.28	12.745
2nd Quarter	16.70	10.50
1st Quarter	21.70	10.925

     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
February 13, 2003	$0.125	24,706,240	February 3, 2003	$3.09
May 15, 2003	$0.125	24,579,436	May 5, 2003	$3.07
August 15, 2003	$0.125	24,785,074	August 5, 2003	$3.10
November 17, 2003	$0.15	25,575,878	November 5, 2003	$3.84
February 16, 2004	$0.15	25,922,052	February 5, 2004	$3.89

     Our current intention is to pay a cash dividend on a quarterly basis for the foreseeable future. Sales prices and dividend amounts set forth herein have been adjusted to reflect our two-for-one stock split effective September 29, 2003.

     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of March 31, 2004 we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusting for our two-for-one stock split effective September 29, 2003). No repurchases were made during the fiscal year ended March 31, 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2004 and 2003 and the statements of operations data for the three years ended March 31, 2004 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2002, 2001, and 2000 and the statements of operations data for the two years ended March 31, 2001 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. Furthermore, results for the year ended March 31, 2004 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

(In thousands, except per share data)

Year Ended March 31,	2004	2003	2002	2001	2000
Statements of Operations Data:
Net revenues	$419,694	$356,185	$279,661	$220,046	$156,920
Net income	37,932	25,632	30,411	22,734	15,119
Net income per weighted average share, basic	1.50	1.05	1.22	0.86	0.68
Net income per weighted average share, diluted	1.45	1.02	1.19	0.84	0.64
Weighted average shares, basic	25,361	24,482	25,013	26,351	22,098
Weighted average shares, diluted	26,201	25,092	25,561	27,193	23,753
Cash dividend per share	$0.55	$0.125	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$69,229	$27,162	$27,884	$39,571	$40,687
Total assets	319,168	252,150	224,392	201,564	175,596
Total liabilities and minority interest	60,340	55,475	50,809	42,914	39,446
Total debt and obligations	1,983	4,187	2,227	3,164	3,332
Shareholders’ equity	$258,828	$196,675	$173,583	$158,650	$136,150

     In the fiscal year ended March 31, 2004, net income included an impairment charge of $8.98 million, net of $5.46 million of taxes, to write down the carrying cost of Liberty Respiratory’s direct-response advertising asset to net realizable value. See Note A to the consolidated financial statements.

     In the fiscal year ended March 31, 2004, we paid a $0.55 per share cash dividend on approximately 25,270,000 common shares outstanding for total payments of $13.90 million. In the fiscal year ended March 31, 2003, we paid a $0.125 per share cash dividend on 24,706,240 common shares outstanding for a total payment of $3.09 million.

     During the third quarter of fiscal 2003, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), retroactive to April 1, 2002. Effective April 1, 2002, we recorded a goodwill impairment charge of $14.62 million, net of related taxes, or $0.58 per diluted weighted average share, as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. Net income for the fiscal year ended March 31, 2003 included this charge. See Note D to the consolidated financial statements.

     During the fourth quarter of fiscal year 2001, we implemented Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, retroactive to April 1, 2000. Effective April 1, 2000, we recorded a cumulative effect of change in accounting principle of $6.93 million, net of related taxes, or $0.25 per diluted weighted average share, for the adoption of SAB 101. Net income for the fiscal year ended March 31, 2001 included this charge.

     In the fiscal year ended March 31, 2000, net income included a $1.34 million loss, net of related taxes, or $0.06 per diluted weighted average share, related to the loss on retirement of debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Operating Results

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “- Future Operating Results.”

     In addition, any forward-looking statements represent our view only as of the day this Annual Report on Form 10-K was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.

Overview

Business

     PolyMedica Corporation was organized in 1988 and has been in the business of acquiring and growing medical product and pharmaceutical businesses for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our customers to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors and through our Pharmaceuticals segment, we sell to distributors prescription medications directly to our Liberty Diabetes and Liberty Respiratory customers and also manufacture and sell to distributors prescription and over-the-counter urology products.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

     PolyMedica’s significant accounting policies are presented within Note A to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising, goodwill, and amounts reserved for overpayments by Medicare and others.

     Revenue Recognition and Accounts Receivable

     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenues at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of customers. A significant portion of our revenues is billed to third-party reimbursement sources. In addition, the collectibility of our accounts receivable varies based on payer mix, general economic conditions and other factors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible and is adjusted periodically based primarily upon our evaluation of historical collection and write-off experience, current industry conditions, industry reimbursement trends, credit policy, and on our analysis of accounts receivable by aging category. The evaluation is performed at the end of each reporting period for each operating unit with an overall assessment at the consolidated level. In addition, sales allowances are recorded for estimated product returns as well as estimated claim denials as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. These allowances are adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized.

     Advertising

     In accordance with SOP 93-7 we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that customers have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For further discussion regarding the application of SOP 93-7, please see Note A to the consolidated financial statements.

     Goodwill

     In accordance with SFAS No. 142, we perform impairment tests at each reporting period and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. In performing such tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist. For further discussion, please see Note D to the consolidated financial statements.

     Amounts reserved for overpayments by Medicare and others

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstance, we believe that the amounts due to Medicare and others are probable and estimable.

     As part of the internal review that we conducted in parallel with the investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the fiscal year ended March 31, 2004, we received the preliminary results of that analysis, which indicated an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004.

     The statistical analysis conducted by the outside consulting firm also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims is adequate. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipate that the issue will be addressed in the context of the overall resolution of the investigation. We anticipate that the final results of the consulting firm’s analysis which we don't expect to differ materially from the preliminary analysis, will be received in the summer of 2004. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

Recent Developments

     Medicare Modernization Act

     On December 8, 2003, the Medicare Modernization Act was signed into law. The Medicare Modernization Act contains provisions affecting the coverage and reimbursement levels of products provided through our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments.

          Liberty Diabetes segment

     In accordance with the Medicare Modernization Act, reimbursement rates for diabetes testing supplies will be frozen for the 2004 calendar year at the rates in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets will be reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum adjustment for test strips and lancets for calendar year 2005 appears to be 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its customers. No further adjustments for test strips and lancets are expected for calendar year 2006. Based on a preliminary interpretation of the Medicare Modernization Act, we currently expect an overall reduction in reimbursement rates for test strips and lancets of approximately 3.0% in calendar year 2005.

     A bill has been introduced in the House of Representatives, H.R. 4491, to repeal the reduction in Medicare reimbursement for diabetes test strips and lancets described above. We do not know whether this bill will be enacted.

     The Medicare Modernization Act also contains provisions that may have a positive influence on our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The Medicare Modernization Act also provides up to $100.00 million over the next three years for chronic care improvement programs to improve clinical quality while potentially reducing the long-term cost of chronic diseases such as diabetes.

          Liberty Respiratory segment

     The Medicare Modernization Act reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Beginning January 1, 2005, the law currently in effect would reduce reimbursement for inhalation drugs to 106% of the average price of sales to suppliers (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. The Medicare Modernization Act also directs the General Accounting Office to assess the adequacy of current reimbursement rates for inhalation drugs under the Medicare program and report its findings to Congress no later than December 8, 2004. If the Secretary of Health and Human Services determines that the ASP methodology does not reflect the widely available market price or is inherently unreasonable, the Secretary has the authority to adjust payments to providers either up or down, although the degree of any potential adjustment is unknown at this time. If Respiratory providers are ultimately reimbursed at 106% of ASP, without a significant dispensing or other fee, we believe that most companies, including us, will exit this business, because it will not be possible to operate without significant losses. Liberty Respiratory segment revenues accounted for 18.4% of our consolidated net revenues reported in fiscal 2004. We are working along with industry leaders to educate members of Congress and the Centers for Medicare and Medicaid Services (“CMS”) of the ramifications of the 2005 reimbursement cuts under the law currently in effect.

     Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Modernization Act, we expect that our Liberty Respiratory segment will generate less revenue, earnings and cash flow than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded an impairment charge of $14.44 million of Liberty Respiratory’s direct-response advertising asset, to adjust the asset’s carrying value down to its net realizable value. We expect that the revenues in our Liberty Respiratory segment will account for less than 10% of our consolidated net revenues beginning in the 2005 calendar year. While we have discontinued advertising specifically targeted to Liberty Respiratory customers, we have expanded our efforts to acquire seniors with respiratory disease through internal cross-referrals and expanded marketing efforts to doctors’ offices through an internal healthcare professional calling force.

          Pharmaceuticals segment

     The Medicare Modernization Act establishes a voluntary prescription drug benefit under the Medicare program. Beginning in calendar year 2006, coverage will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs.

     Liberty Pharmacy was one of only 27 applicants to be approved as an issuer of a national Medicare-approved card. This Medicare-approved prescription drug discount card program went into effect in June 2004. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own Medicare approved drug discount card to customers and their spouses in May 2004.

     Federal Employee Program Reimbursement Changes

     In December 2003, the service benefit administrator of the Federal Employee Program (“FEP”) notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that this reimbursement change would be effective as of January 1, 2005. Processing these supplies and medications as a pharmacy benefit will result in increased costs to some of our FEP customers as well as lower reimbursement rates to us. We are currently evaluating the impact of this change, but anticipate some level of decrease to that portion of Liberty Pharmacy’s net revenues that is derived from the FEP program. The FEP program currently comprises a substantial portion of Liberty Pharmacy’s net revenues.

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

     Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:

•	Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our Massachusetts facility and shipping and handling fees.

•	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, as well as amortization of capitalized direct-response advertising costs, legal and related expenses, allowances for bad debts, depreciation of facilities, and other amortization and depreciation.

     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

	2004		2003
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change

Liberty Diabetes	$283,289	67.5%	$244,683	68.7%	15.8%
Liberty Respiratory	77,422	18.4	75,128	21.1	3.1%
Pharmaceuticals	58,983	14.1	36,374	10.2	62.2%

Total net revenues	$419,694	100.0%	$356,185	100.0%	17.8%

     The increase in Liberty Diabetes net revenues was due in part to the 14.7% growth in our customer base, which grew to 625,000 active customers as of March 31, 2004, from approximately 545,000 as of March 31, 2003, primarily as a result of our national television advertising, and the 15.6% increase in the volume of shipments made to recurring customers. The average net revenue generated per shipment remained fairly consistent.

     The increase in Liberty Respiratory net revenues was due primarily to the growth in our customer base, which grew 3.2% to approximately 65,000 active customers as of March 31, 2004, from approximately 63,000 as of March 31, 2003, as a result of our national television advertising. Net revenue growth in our Liberty Respiratory segment has slowed during fiscal year 2004 as a result of several factors, including our suspension of direct-response advertising to respiratory patients in December 2003 in response to new Medicare legislation, lower than expected response rate to the advertisements that we ran in the period and increased competition. Net revenues for this segment declined 15.0% in the fourth quarter of fiscal 2004, as compared with the fiscal 2003 fourth quarter, as a result of the 15% cut in Medicare reimbursement rates effective January 1, 2004. The new Medicare legislation is discussed in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Modernization Act.”

     The increase in Pharmaceuticals net revenue was due primarily to the growth in Liberty Pharmacy direct-to-consumer sales of prescription medications to existing Liberty Diabetes and Respiratory customers. Sales of these products represented 70.8% and 55.3% of total Pharmaceuticals segment net revenues in the fiscal years ended March 31, 2004 and 2003, respectively. The current customer base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory customers and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

	2004		2003
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %

Gross margin:
Liberty Diabetes	$172,847	61.0%	$148,265	60.6%
Liberty Respiratory	63,325	81.8%	61,546	81.9%
Pharmaceuticals	26,660	45.2%	19,530	53.7%

Total gross margin	$262,832	62.6%	$229,341	64.4%

     Gross margins in the fiscal year ended March 31, 2004 decreased primarily as a result of an increase in net revenues generated from lower-margin prescription medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses. We expect this trend to continue as long as our Pharmaceuticals segment continues to grow as a percentage of our consolidated net revenues.

     Selling, General and Administrative Expenses

	Fiscal Year Ended March 31,
		% Net		% Net
(in thousands)	2004	Revenues	2003	Revenues

Reported selling, general and administrative expenses	$202,427	48.2%	$163,886	46.0%
Reduction of accrued amounts for overpayment by Medicare and others	—	—	2,322	0.7
Direct-response advertising impairment charge	(14,443)	(3.4)	—	—

	$187,984	44.8%	$166,208	46.7%

     The increase in selling, general and administrative expense as a percentage of net revenues was primarily attributable to a $14.44 million impairment charge recorded to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value for the reasons discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Modernization Act.” A $2.32 million benefit for the reduction of accrued amounts for overpayments by Medicare and others, recorded in the fiscal year ended March 31, 2003, also contributed to the rise in selling, general and administrative expenses as a percentage of net revenues in fiscal 2004 as compared with fiscal 2003. Realized economies of scale resulting from our growing business, a reduction of $2.53 million in legal and related expenses in fiscal 2004, as compared with fiscal 2003, and progress in our efforts to identify opportunities to streamline our business account for the remaining decrease in selling, general and administrative expenses as a percentage of net revenues in fiscal 2004 as compared with fiscal 2003.

     Investment Income

     The following table presents investment income for the fiscal years ended March 31, 2004 and 2003 and total average cash, cash equivalents, restricted cash and marketable securities balance as of March 31,

(in thousands)	2004	2003	% Change

Investment income	$658	$247	166.4%
Average cash and cash equivalents, restricted cash, and marketable securities	$54,067	$29,318	84.4%

     Investment income increased due to a higher average cash, cash equivalents, restricted cash and marketable securities balance as of March 31, 2004, as compared with March 31, 2003 and the purchase of more marketable securities which yielded higher interest rates than our cash and cash equivalents holdings in the fiscal year ended March 31, 2004, as compared with the fiscal year ended March 31, 2003.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31,

(in thousands)	2004	2003

Income tax provision	$23,052	$25,301
Effective tax rate	37.8%	38.6%

     The effective tax rates in fiscal years 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. We anticipate that the effective tax rate for fiscal year 2005 will be at or near the fiscal 2004 effective tax rate. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying country, state, or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

	2003		2002
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change

Liberty Diabetes	$244,683	68.7%	$207,262	74.1%	18.1%
Liberty Respiratory	75,128	21.1	52,355	18.7	43.5%
Pharmaceuticals	36,374	10.2	20,044	7.2	81.5%

Total net revenues	$356,185	100.0%	$279,661	100.0%	27.4%

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

     Net revenues from our Pharmaceuticals segment increased to $36.38 million in the fiscal year ended March 31, 2003, as compared with $20.04 million in the fiscal year ended March 31, 2002, due primarily to the growth in Liberty Pharmacy direct-to-consumer sales of prescription medications to existing Liberty Diabetes and Liberty Respiratory customers. Sales of these products represented 55.3% and 29.1% of total Pharmaceuticals segment net revenues in the fiscal years ended March 31, 2003 and 2002, respectively.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

	2003		2002
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %

Gross margin:
Liberty Diabetes	$148,265	60.6%	$125,463	60.5%
Liberty Respiratory	61,546	81.9%	42,908	82.0%
Pharmaceuticals	19,530	53.7%	13,771	68.7%

Total gross margin	$229,341	64.4%	$182,142	65.1%

     Gross margins in the fiscal year ended March 31, 2003 decreased primarily as a result of the increase in net revenues generated from lower-margin prescription medication sales. Liberty Pharmacy, although profitable, has significantly lower gross and operating margins than our historical businesses.

     Selling, General and Administrative Expenses

	Fiscal Year Ended March 31,
		% Net		% Net
(in thousands)	2003	Revenues	2002	Revenues

Reported selling, general and administrative expenses	$163,886	46.0%	$133,644	47.8%
Benefit (charge) related to the reserve for Medicare overpayments	2,322	0.7%	(5,025)	(1.8)%

	$166,208	46.7%	$128,619	46.0%

     The decrease in selling, general and administrative expense as a percentage of net revenues was primarily attributable to an additional $5.03 million of selling, general and administrative expenses in the fiscal year ended March 31, 2002 in the Liberty Respiratory segment related to the establishment of a reserve for overpayments by Medicare and others, coupled with a $2.32 million decrease in selling, general and administrative expenses in the fiscal year ended March 31, 2003 in the Liberty Respiratory segment related to a reduction in this reserve based upon a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. Other factors that contributed to the change in selling, general and administrative expenses as a percentage of net revenues included approximately $1.17 million more of consolidated legal and related expenses, $1.96 million for charges related to the termination of certain executive officers, and $6.15 million more of direct-response advertising amortization in the fiscal year ended March 31, 2003, as compared with the fiscal year ended March 31, 2002. These increases were offset by $1.54 million of goodwill amortization recorded in the fiscal year ended March 31, 2002, that was not recorded in the fiscal year ended March 31, 2003.

     Investment Income

     The following table presents investment income expressed as a percentage of total net revenues for the year ended March 31,

(in thousands)	2003	2002	% Change

Investment income	$247	$1,105	(77.6)%
Average cash, cash equivalents, and marketable securities	$29,318	$34,975	(16.2)%

     The decrease in investment income is due to a lower average cash, cash equivalents, restricted cash and marketable securities balance and lower interest rates.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31,

(in thousands)	2003	2002

Income tax provision	$25,301	$18,483
Effective tax rate	38.6%	37.8%

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

Liquidity and Capital Resources

     The following table summarizes our sources and uses of cash during the fiscal years ended March 31,

(in thousands)	2004	2003

Net cash provided by operating activities	$53,166	$29,449
Net cash used for investing activities	(23,162)	(23,517)
Net cash provided by (used for) financing activities	12,063	(6,654)

Net change in cash and cash equivalents	$42,067	$(722)

     Our cash and cash equivalents balance increased $42.07 million to $69.23 million as of March 31, 2004, due primarily to increased sales and increased accounts receivable collections, increased proceeds from common stock issuances related to the exercise of employee stock options, and progress in our efforts to identify opportunities to streamline our business, thereby reducing operating expenses.

     The growth of our business is funded primarily through cash flow from operations. The increase in cash flow from operations was driven primarily by increased sales and improved cash collections of accounts receivable as evidenced by the decrease in the annualized fourth quarter days sales outstanding from 57 days in the fiscal year ended March 31, 2003 to 53 days in the fiscal year ended March 31, 2004, offset by an $8.33 million increase in direct-response advertising spending in the fiscal year ended March 31, 2004, as compared with the fiscal year ended March 31, 2003. We will continue to engage in a high level of television advertising in fiscal 2005, which combined with our proactive approach and high level of service that retains existing customers, has resulted in solid revenue growth.

     The $355,000 decrease in total cash used for investing activities in the fiscal year ended March 31, 2004, as compared with the fiscal year ended March 31, 2003, was primarily due to a $5.92 million decrease in capital expenditures, offset by a $4.54 million increase in marketable securities purchases. Capital expenditures in the fiscal years ended March 31, 2004 and 2003 totaled $16.16 million and $22.08 million, respectively. We expect capital expenditures to substantially decrease in fiscal 2005, as compared with fiscal 2004.

     The $18.72 million increase in total cash provided by financing activities in the fiscal year ended March 31, 2004, as compared with the fiscal year ended March 31, 2003, was primarily due to a $26.40 million increase in proceeds raised from employee stock option exercises. In the fiscal year ended March 31, 2004, we did not repurchase any shares of our common stock compared with $3.56 million used to repurchase 250,000 shares of our common stock at an average repurchase price of $14.25 per share during fiscal 2003. The increase in financing activities was also offset by an increase of $10.81 million in cash dividend payments to shareholders in the fiscal year ended March 31, 2004, as compared with the prior year. Our current intention is to pay a cash dividend to PolyMedica common shareholders on a quarterly basis for the foreseeable future. We expect the cash dividend payment to average approximately $4.00 million per quarter. Other financing activities included the payment of capital lease and note payable obligations and amounts set aside for executive deferred compensation plans.

Commitments

     Lease, Note Payable, Rental and Purchase Commitments

     We have various contractual obligations that affect our liquidity. The following represents future payments for our contractual obligations including our capital and operating leases and rental and purchase commitments as of March 31, 2004:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Capital lease obligations	$1,024	$358	$536	$130	$—
Operating lease obligations	1,559	805	569	185	—
Purchase obligations	11,190	11,190	—	—	—

Total contractual obligations	$13,773	$12,353	$1,105	$315	$—

     We have committed to purchasing approximately $11.19 million in advertising spots, included in the table above, from various television networks in the fiscal year ending March 31, 2005. We entered into these purchase commitments to obtain favorable advertising rates.

     During the year ended March 31, 2004, we fully paid off the note payable of $1.89 million reported as of March 31, 2003 and have not entered into any new note commitments.

          Contingencies

     We are subject to government investigations and related litigation, which, if decided against us, could materially affect our liquidity. Please see Item 3 of Part I, “Legal Proceedings” for a more complete description of these matters. On a regular basis we conduct internal investigations to determine compliance with billing rules applicable to Medicare and third-party reimbursement.

     As part of the internal review that we conducted in parallel with the investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the fiscal year ended March 31, 2004, we received the preliminary results of that analysis, which indicated an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004.

     The statistical analysis conducted by the outside consulting firm also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims is adequate. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipate that the issue will be addressed in the context of the overall resolution of the investigation. We anticipate that the final results of the consulting firm’s analysis which we don't expect to differ materially from the preliminary analysis, will be received in the summer of 2004. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica which in the aggregate would substantially impair our ability to carry out our current business plan.

     We believe that our cash, cash equivalents and marketable securities balance as of March 31, 2004 of $76.65 million, and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. Effective January 1, 2005, the Medicare Modernization Act reduces reimbursement rates for inhalation drugs, which we sell through our Liberty Respiratory segment, and reduces reimbursement rates for diabetes test strips and lancets by approximately 3%, which we sell through our Liberty Diabetes segment. For a further discussion of these reimbursement rate reductions, including their financial impact on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Medicare Modernization Act.”

Accounting Pronouncements and Exposure Drafts

     In March 2004, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft, “Stock-Based Payment” (“ED”). If the ED is adopted by the FASB, we will be required to report stock-based compensation expense at the grant date fair value of the related stock-based awards. We currently account for our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”) and have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). The adoption of this ED by the FASB and subsequently PolyMedica could have a material impact on our financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” and in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted both FIN 46 and FIN 46R in the year ended March 31, 2004 for non-special purpose entities created prior to February 1, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial position or results of operations.

Factors Affecting Future Operating Results

     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement

     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

Litigation may materially adversely affect us

     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 3 of Part I, “Legal Proceedings” of this Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for a more complete description of this claim.

We could experience significantly reduced revenues and profits as the result of an unfavorable outcome to current governmental investigations

     The regulations that govern Medicare reimbursement are complex, and our compliance with those regulations may be reviewed by federal agencies, including the OIG, the DOJ, and the FDA. Our interpretation of Medicare regulations may also differ from the interpretation of federal agencies. The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. We conducted our own internal review in parallel with the investigations. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these investigations and proceedings at this time, and have therefore not recorded any charges relating to these proceedings.

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

Accelerated amortization of our direct-response advertising costs could adversely affect our operating results

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

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

The loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could affect our ability to execute our business plan.

     If we are unable to retain our senior managers or other key personnel necessary to operate our business, our ability to execute our business plan may be impaired. Our success in the future may also depend on our ability to attract and retain additional qualified senior management and other key personnel.

Geopolitical events may reduce our ability to obtain favorable advertising rates for our direct-response advertising efforts, which may adversely affect our operating results.

     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage on the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new customers. Such geopolitical events may in the foreseeable future have a negative impact on our results of operations.

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

We could experience significantly reduced profits from our Liberty Diabetes segment if improved technologies that reduce or eliminate the need for consumable testing supplies are developed for glucose monitoring

     The majority of our Liberty Diabetes net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Liberty Diabetes segment.

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

Loss of use of manufacturing or data storage facilities could significantly reduce revenues and profits from our businesses

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

•	changes in reimbursement guidelines and amounts;

•	changes in regulations affecting the healthcare industry;

•	the timing of customer orders;

•	the timing and cost of our advertising campaigns;

•	the timing of the introduction or acceptance of new products offered by us or our competitors; and

•	changes in the mix and costs of our products; product mix and costs are significantly influenced by the product brand chosen by the customers of our mail-order diabetes supply business. We provide a wide range of product brand choices to our customers, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our customers.

A reduction in working capital or a change in our business could prevent us from paying dividends to shareholders

     A significant decline in our cash balances or a change in our business could cause us to reduce or eliminate the payment of dividends to shareholders.

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

The following consolidated financial statement schedule is included in Item 15(d): Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PolyMedica Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries (“the Company”) at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note D to the consolidated financial statements, during the year ended March 31, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 11, 2004

PolyMedica Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$69,229	$27,162
Marketable securities	7,421	1,442
Restricted cash	512	—
Accounts receivable (net of allowances of $29,700 and $22,556 as of March 31, 2004 and 2003, respectively)	63,828	61,168
Inventories	18,745	18,850
Deferred income taxes	18,331	13,960
Income tax receivable	2,530	1,181
Prepaid expenses and other current assets	4,438	3,438

Total current assets	185,034	127,201
Property, plant, and equipment, net	61,659	53,304
Goodwill	5,946	5,946
Intangible assets, net	383	108
Direct response advertising, net	64,953	64,061
Other assets	1,193	1,530

Total assets	$319,168	$252,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,874	$12,576
Accrued expenses	21,872	18,184
Current portion, capital lease obligations and note payable	292	2,310

Total current liabilities	34,038	33,070
Capital lease and other obligations	1,691	1,877
Deferred income taxes	24,611	20,528

Total liabilities	60,340	55,475
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 26,674,520 and 26,629,964 shares issued as of March 31, 2004 and 2003, respectively	267	266
Treasury stock, at cost (0 and 2,058,786 shares as of March 31, 2004 and 2003, respectively)	—	(21,067)
Deferred compensation	—	(54)
Additional paid-in capital	136,236	119,242
Retained earnings	122,325	98,288

Total shareholders’ equity	258,828	196,675

Total liabilities and shareholders’ equity	$319,168	$252,150

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year Ended March 31,	2004	2003	2002

Net revenues	$419,694	$356,185	$279,661
Cost of sales	156,862	126,844	97,519

Gross margin	262,832	229,341	182,142
Selling, general and administrative expenses	202,427	163,886	133,644

Income from operations	60,405	65,455	48,498
Other income and expense:
Investment income	658	247	1,105
Interest and other expense	(79)	(154)	(145)
Minority interest	—	—	(564)

	579	93	396
Income before income taxes	60,984	65,548	48,894
Income tax provision	23,052	25,301	18,483

Income before cumulative effect of change in accounting principle	37,932	40,247	30,411
Cumulative effect of change in accounting principle, net of taxes of $9,187	—	(14,615)	—

Net income	$37,932	$25,632	$30,411

Income per weighted average share before cumulative effect of change in accounting principle:
Basic	$1.50	$1.64	$1.22
Diluted	$1.45	$1.60	$1.19
Cumulative effect of change in accounting principle per weighted average shares:
Basic	$—	$(0.60)	$—
Diluted	$—	$(0.58)	$—
Net income per weighted average share:
Basic	$1.50	$1.05	$1.22
Diluted	$1.45	$1.02	$1.19
Weighted average shares, basic	25,361	24,482	25,013
Weighted average shares, diluted	26,201	25,092	25,561

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Shareholders’ Equity
for the years ended March 31, 2002, 2003, and 2004
(Dollars in thousands)

	Common stock		Treasury stock		Additional			Total
	Number of		Number of		paid - in	Deferred	Retained	shareholders’
	shares	Amount	shares	Amount	capital	compensation	earnings	equity
Balance at March 31, 2001	26,551,986	$266	(410,650)	$(5,526)	$118,577	$—	$45,333	$158,650
Exercise of stock options, net of receipt of 19,242 shares for exercises			142,334	1,343	(1,231)			112
Repurchase of common stock			(2,018,000)	(18,002)				(18,002)
Tax benefit from stock options exercised					620			620
Issuance of common stock under the 1992 Employee Stock Purchase Plan	48,968	—			423			423
Contribution of minority interests					1,369			1,369
Net income							30,411	30,411

Balance at March 31, 2002	26,600,954	266	(2,286,316)	(22,185)	119,758	—	75,744	173,583
Exercise of stock options			435,280	4,266	(2,452)			1,814
Repurchase of common stock			(250,000)	(3,563)				(3,563)
Tax benefit from stock options exercised					1,562			1,562
Issuance of common stock under the 1992 Employee Stock Purchase Plan	29,010	—	22,010	215	253			468
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan			20,240	200	121	(54)		267
Dividends declared and paid out on common stock							(3,088)	(3,088)
Net income							25,632	25,632

Balance at March 31, 2003	26,629,964	266	(2,058,786)	(21,067)	119,242	(54)	98,288	196,675
Issuance of treasury stock for stock split	(1,709,476)	(17)	1,709,476	17,506	(17,489)			—
Exercise of stock options	1,730,332	18	316,620	3,241	24,859			28,118
Tax benefit from stock options exercised					9,184			9,184
Issuance of common stock under the 1992 Employee Stock Purchase Plan	22,360	—	20,380	208	360			568
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan	1,340	—	12,310	112	80	54		246
Dividends declared and paid out on common stock							(13,895)	(13,895)
Net income							37,932	37,932

Balance at March 31, 2004	26,674,520	$267	—	$—	$136,236	$—	$122,325	$258,828

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(In thousands)

Year Ended March 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$37,932	$25,632	$30,411
Adjustments to reconcile net income to net cash flows:
Impairment of goodwill, net of taxes	—	14,615	—
Impairment of direct-response advertising	14,443	—	—
Depreciation and amortization	8,071	6,250	5,733
Amortization of direct-response advertising	41,403	36,460	30,306
Direct-response advertising expenditures	(56,738)	(48,409)	(42,478)
Minority interest	—	—	564
Deferred income taxes	(288)	5,853	1,909
Tax benefit from stock options exercised	9,184	1,562	620
Provision for bad debts	22,936	25,901	21,000
Provision for sales allowances/returns	19,884	16,775	12,525
Stock-based compensation	246	267	—
Other	308	126	32
Changes in assets and liabilities:
Accounts receivable	(45,480)	(59,785)	(45,615)
Income tax receivable/payable	(1,349)	(1,876)	(1,520)
Inventories	105	2,813	1,128
Prepaid expenses and other assets	(851)	(1,553)	(997)
Accounts payable	(702)	2,306	(2,848)
Accrued expenses and other liabilities	4,062	2,512	12,129

Net cash flows provided by operating activities	53,166	29,449	22,899

Cash flows from investing activities:
Purchase of marketable securities	(5,979)	(1,442)	(5,499)
Proceeds from maturing marketable securities	—	—	5,499
Purchase of property, plant, and equipment	(16,159)	(22,076)	(15,251)
Increase in restricted cash	(512)	—	—
Purchase of customer lists	(512)	—	—
Proceeds from sale of equipment	—	1	22

Net cash flows used for investing activities	(23,162)	(23,517)	(15,229)

Cash flows from financing activities:
Proceeds from issuance of common stock	28,686	2,282	532
Repurchase of common stock	—	(3,563)	(18,002)
Contributions to deferred compensation plans	(374)	(1,384)	(1,125)
Payment of dividends declared on common stock	(13,895)	(3,088)	—
Payment of obligations under capital leases and note payable	(2,354)	(901)	(762)

Net cash flows provided by (used for) financing activities	12,063	(6,654)	(19,357)

Net change in cash and cash equivalents	42,067	(722)	(11,687)
Cash and cash equivalents at beginning of year	27,162	27,884	39,571

Cash and cash equivalents at end of year	$69,229	$27,162	$27,884

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$77	$146	$166
Income taxes paid	15,557	19,763	17,677
Assets purchased under capital lease or note payable	339	2,452	642
Disposal of equipment	711	346	135

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements

A.	Summary of Significant Accounting Policies:

     Company

     PolyMedica Corporation was organized in 1988 and has been in the business of acquiring and growing medical product and pharmaceutical businesses for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our customers to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors and through our Pharmaceuticals segment, we sell prescription medications directly to our Liberty Diabetes and Liberty Respiratory customers and also manufacture and sell to distributors prescription and over-the-counter urology products.

     Accounting Principles

     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

     Basis of Consolidation

     The consolidated financial statements include the accounts of PolyMedica and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2004, all of PolyMedica’s subsidiaries were wholly owned.

     Basis of Presentation

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     Use of Accounting Estimates

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

     Approximately $282.54 million, $246.21 million and $196.80 million of net revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries and $30.15 million and $28.15 million of amounts due from Medicare were included in billed accounts receivable as of March 31, 2004 and 2003, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of March 31, 2004 and 2003, accounts receivable allowances were $29.70 million and $22.56 million, respectively, or 31.8% and 26.9% of gross accounts receivable, respectively.

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

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the fiscal years ended March 31, 2004, 2003, and 2002 we provided for allowances for doubtful accounts at a rate of approximately 5.5%, 7.3%, and 7.5% of net revenues, respectively.

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the fiscal years ended March 31, 2004, 2003 and 2002, we provided for sales allowances at a rate of approximately 4.5%, 4.5% and 4.3% of gross revenues, respectively.

     Cost of Sales

     Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our Woburn, Massachusetts facility and shipping and handling fees.

     Marketing and Promotional Costs

     Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in which they are incurred, which amounted to $3.14 million, $2.41 million and $2.16 million in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

     Income Taxes

     We recognize deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.

     Earnings per Share

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

     Accounting for Stock-Based Compensation

     PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS No. 123. Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002
Net income	$37,932	$25,632	$30,411
Add back: Stock compensation costs, net of tax, on options granted below fair market value	154	158	—
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(4,118)	(5,079)	(6,110)

Adjusted net income	$33,968	$20,711	$24,301

Weighted average shares, basic	25,361	24,482	25,013
Weighted average shares, diluted	25,680	24,498	24,656
Net income per weighted average share, basic, as reported	$1.50	$1.05	$1.22
Net income per weighted average share, diluted, as reported	$1.45	$1.02	$1.19
Adjusted net income per weighted average share, basic	$1.34	$0.85	$0.97
Adjusted net income per weighted average share, diluted	$1.32	$0.85	$0.99

     The fair value of each option granted during fiscal years 2004, 2003, and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	2.23%	2.91%	None
Expected volatility	91.64%	89.73%	85.00%
Risk-free interest rate	2.91%	2.17%	4.30%
Expected life	5.0	4.0	3.6

Weighted-average fair value of options granted at or above fair value during the fiscal years ended March 31,

2004	$16.21
2003	7.69
2002	7.02

Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the fiscal years ended March 31,

2004	$5.73
2003	3.56
2002	3.23

     Employee Stock Purchase Plan

     Under PolyMedica’s 1992 and 2001 Employee Stock Purchase Plans (the “ESPP Plans”), an aggregate of 563,944 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. All employees who have been employed by PolyMedica for six months or more prior to the beginning of an option period are eligible to enroll in the ESPP Plans. The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the

PolyMedica Corporation
Notes to Consolidated Financial Statements

beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period.

     Cash and Cash Equivalents and Marketable Securities

     Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), we have classified short-term investments as available for sale, with any difference between amortized cost and fair value, net of tax effect, shown as a separate component of shareholders’ equity. We consider all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. We place our cash and cash equivalents and investments with high-credit-quality financial institutions. We invested primarily in commercial paper and bonds with initial maturities of less than 90 days and one year, respectively. Realized and unrealized gains (losses) on investments were not material for any periods presented. As of March 31, 2004 and 2003, the fair value of these investments was not materially different from cost.

     Restricted and Segregated Cash

     Restricted and segregated cash was held in an interest-bearing investment account, was restricted for use and segregated for the purposes of securing all PolyMedica deductible, loss and/or premium payment or reimbursement obligations to its workers’ compensation insurance carrier.

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

     Property, Plant, and Equipment

     Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets as set forth in the table below:

Building and improvements	30 years
Office equipment and furniture and fixtures	5 - 7 years
Computer equipment and software	2 - 5 years
Manufacturing and warehouse equipment	5 - 12 years
Commercial vehicles	5 years
Laboratory equipment	5 - 7 years
Leasehold improvements	Shorter of life of asset or lease

     Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Capital assets in process are not depreciated until placed in service.

     Capitalized Software Development Costs

     Under the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP No. 98-1”), software development costs incurred subsequent to establishing technological feasibility, which is demonstrated by the completion of a detail program design, are depreciated, once placed in service, on a straight-line basis over five years which is the estimated useful life. Unamortized software development costs included in capital assets in process were $631,000 and $535,000 at March 31, 2004 and 2003, respectively. Total software development costs that had been placed in service as of March 31, 2004 and 2003 were $2.64 million and $1.80 million, respectively. Amortization of software development costs that had been placed in service prior to March 31, 2004, totaled $603,000, $401,000 and $161,000, in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Research and development costs are expensed as incurred.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Intangible Assets

     We capitalize and include in intangible assets the costs of acquiring patents on our products, customer lists, and covenants-not-to-compete. All amortization is computed on a straight-line basis over the shorter of the economic life of the asset or the term of the underlying agreement. Customer lists and covenants-not-to-compete are amortized over four and ten years, respectively. Goodwill, a separately identified intangible asset, is calculated as the difference between the acquisition cost and the fair value of the net assets of acquired companies and product lines. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Ratable amortization of goodwill was replaced with tests of the goodwill’s impairment at various periods, specifically upon adoption of SFAS No. 142, annually, and as a result of a specific event or activity.

     Long-lived Assets

     We periodically review our long-lived assets and certain other intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the expected cumulative undiscounted cash flows to the recorded value of the asset. If the recorded value of the long-lived asset exceeds the cumulative undiscounted cash flows, the write-down or impairment is computed as the excess of the asset over the present value of the cumulative undiscounted cash flows at our weighted average cost of capital over the remaining amortization period.

     Direct-Response Advertising

     In accordance with SOP 93-7, direct-response advertising and associated costs for our diabetes supplies and related products included in the Liberty Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

     Direct-response advertising and related costs for our respiratory supplies, included in the Liberty Respiratory segment, for all periods presented are capitalized and amortized to selling, general and administrative expenses on a straight-line basis over a two-year period.

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies and two years for our respiratory supplies, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

     The Medicare Modernization Act, signed into law on December 8, 2003, reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the AWP to 80% of AWP. Beginning January 1, 2005, the law currently in effect would reduce reimbursement for inhalation drugs to 106% of ASP, a new benchmark that will be determined by sales data submitted by the drug manufacturers. The Medicare Modernization Act also directs the General Accounting Office to assess the adequacy of current reimbursement rates for inhalation drugs under the Medicare program and report its findings to Congress no later than December 8, 2004. If the Secretary of Health and Human Services determines that the ASP methodology does not reflect the widely available market price or is inherently unreasonable, the Secretary has the authority to adjust payments to providers either up or down, although the degree of any potential adjustment is unknown at this time. If Respiratory providers are ultimately reimbursed at 106% of ASP, without a significant dispensing or other fee, we believe that most companies, including us, will exit this business, because it will not be possible to operate without significant losses.

     Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Modernization Act, we expect that our Liberty Respiratory segment will generate less revenue, earnings and cash flow than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset to adjust the asset’s carrying value down to its net realizable value. Net realizable value is determined by comparing the carrying amounts of direct-response advertising

PolyMedica Corporation
Notes to Consolidated Financial Statements

costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or changes in circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented (in thousands):

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2004	2003	2002
Capitalized direct-response advertising	$56,738	$48,409	$42,478
Direct-response advertising amortization	41,403	36,460	30,306
Impairment of direct-response advertising	14,443	—	—

Increase in direct-response advertising asset, net	892	11,949	12,172
Beginning direct-response advertising asset, net	64,061	52,112	39,940

Ending direct-response advertising asset, net	$64,953	$64,061	$52,112

     Other Assets

     Included in other assets are restricted investments of $1.09 million and $1.28 million as of March 31, 2004 and 2003, respectively, which represent amounts set aside by PolyMedica under executive deferred compensation plans (the “Plans”). The related liability is included in long-term liabilities (“capital lease and other obligations”). Changes in the fair value of investments held in the Plans are recorded as investment income or loss (“investment income” as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities (“capital lease and other obligations”). In the fiscal years ended March 31, 2004 and 2003, $821,000 and $854,000, respectively, was paid directly to certain beneficiaries from the Plans. Amounts set aside for the Plans in the fiscal years ended March 31, 2004 and 2003 totaled $374,000 and $1.38 million, respectively.

     The investments held in the Plans, which are accounted for pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” have been classified as trading, are included in other assets, and are recorded at fair value.

     Uncertainties

     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note F, Commitments and Contingencies, for a description of current claims and legal matters.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” and in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We adopted both FIN 46 and FIN 46R in the year ended March 31, 2004 for non-special purpose entities created prior to February 1, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial position or results of operations.

B.	Inventories:

     (In thousands)

     Inventories consist of the following:

	March 31,	March 31,
	2004	2003
Raw materials	$1,682	$1,453
Work in process	526	480
Finished goods	16,537	16,917

	$18,745	$18,850

     Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of March 31, 2004 and 2003, is $2.45 million and $2.57 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received the written documentation required to bill Medicare, other third-party payers, and customers and recognize revenue.

PolyMedica Corporation
Notes to Consolidated Financial Statements

C.	Property, Plant, and Equipment:

(in thousands)	March 31, 2004	March 31, 2003

Buildings	$30,171	$21,201
Computer equipment and software	27,591	21,826
Land	8,946	6,120
Furniture, fixtures and office equipment	10,031	7,690
Manufacturing and warehouse equipment	2,270	2,025
Capital assets in process	2,359	7,140
Leasehold improvements	1,873	1,876
Laboratory equipment	935	573
Commercial vehicles	121	60

	84,297	68,511
Less accumulated depreciation	(22,638)	(15,207)

	$61,659	$53,304

     Depreciation expense for property, plant, and equipment for the fiscal years ended March 31, 2004, 2003 and 2002 was approximately $7.89 million, $5.66 million, and $3.46 million, respectively. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

	March 31,	March 31,
(in thousands)	2004	2003

Computer equipment and software	$36	$2,104
Furniture, fixtures, and office equipment	1,418	1,137
Laboratory equipment	109	109

	1,563	3,350
Less accumulated depreciation	(623)	(1,932)

Net assets	$940	$1,418

D.	Goodwill and Other Intangible Assets:

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

PolyMedica Corporation
Notes to Consolidated Financial Statements

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

     Goodwill included in the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units is a result of PolyMedica’s acquisition of an Alcon urological product line, including over-the-counter and prescription urology products, in December 1992. Net of the impairment loss, the remaining goodwill related to these reporting units as of March 31, 2004 and 2003 was $1.00 million.

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

     The following is a reconciliation of reported income before cumulative effect of change in accounting principle to adjusted income before cumulative effect of change in accounting principle and reported income per weighted average share before cumulative effect of change in accounting principle to adjusted income per weighted average share before cumulative effect of change in accounting principle had SFAS No. 142 been in effect for the fiscal year ended March 31, 2002:

Year Ended
(in thousands except per share amounts)	March 31, 2002

Income before cumulative effect of change in accounting principle	$30,411
Add back: Impact of goodwill amortization, net of tax benefit of $583	959

Adjusted net income	$31,370

Income before cumulative effect of change in accounting principle per share, basic	$1.22
Add back: Impact of goodwill amortization, net of taxes	0.04

Adjusted income before cumulative effect of change in accounting principle per share, basic	$1.26

Income before cumulative effect of change in accounting principle per share, diluted	$1.19
Add back: Impact of goodwill amortization, net of taxes	0.04

Adjusted income before cumulative effect of change in accounting principle per share, diluted	$1.23

PolyMedica Corporation
Notes to Consolidated Financial Statements

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty Medical”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of March 31, 2004 and 2003, by reportable segment, were as follows:

	March 31,	March 31,
(in thousands)	2004	2003

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer list	$2,328	$1,816
Impairment of customer lists	(55)	—
Accumulated amortization	(1,890)	(1,708)

	$383	$108

Pharmaceuticals:
Goodwill	$995	$995

Total consolidated goodwill	$5,946	$5,946

     Amortization expense for intangible assets was approximately $182,000, $590,000 and $736,000 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. As of March 31, 2004, amortization expense on existing intangibles for the next five fiscal years is expected to be as follows (table in thousands):

Fiscal year 2005	$133
Fiscal year 2006	97
Fiscal year 2007	97
Fiscal year 2008	56
Fiscal year 2009	—

$383

E.	Accrued Expenses:

(in thousands)	March 31, 2004	March 31, 2003

Salaries and benefits	$9,514	$8,641
Amounts reserved for overpayments by Medicare and others	7,962	4,941
Other	4,396	4,602

	$21,872	$18,184

     As part of the internal review that we conducted in parallel with the investigation, we identified a category of Medicare claims where the documentation for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the fiscal year ended March 31, 2004, we received the preliminary results of that analysis, which indicate an aggregate overpayment of approximately $5.71 million, of which $2.57 million was previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004.

     Amounts reserved for overpayments by Medicare and others include amounts due to Medicare and related amounts due to insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations used in our Liberty Respiratory segment. When we established the reserve for albuterol and ipratropium combinations in the fiscal year ended March 31, 2002, $5.03 million was charged to selling, general and administrative expenses for billing adjustments prior to July 1, 2001 and $823,000 represented billing adjustments related to the quarter ended September 30, 2001. From September 2001 through November 2001, we received administrative overpayment notices from one of the four Medicare carriers resulting in $1.06 million of refunds or credits to the Medicare carrier, but have received no administrative overpayment notices since that time. In

PolyMedica Corporation
Notes to Consolidated Financial Statements

the fiscal year ended March 31, 2003, we recorded a benefit of $2.32 million related to a reduction in this reserve following a favorable determination by one of the four Medicare carriers that our original method of billing for albuterol and ipratropium combinations was proper. Since that time, we have reduced the reserve by an additional $227,000 due to the passage of time. Medicare carriers must refute claims within four years from the billing date.

     As of March 31, 2004, $2.25 million relates to the change in interpretation of the reimbursement formula for albuterol and ipratropium combinations and $5.71 million is our estimated exposure as related to documentation deficiencies as discussed above.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

F.	Commitments and Contingencies:

     Operating leases

     We lease our facilities and certain equipment under operating leases expiring through fiscal year 2009. Rental expense under these leases amounted to approximately $1.38 million, $1.35 million, and $1.40 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

     Capital leases

     We have various capital lease agreements for computer equipment and software, laboratory equipment, and furniture, fixtures and office equipment. These obligations extend through fiscal year 2009. Most leases contain renewal options or options to purchase at fair market value and 41 contain bargain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Future annual minimum lease and rental commitments as of March 31, 2004, under all of our leases, capital and operating, are:

	Capital	Operating
(In thousands)	Leases	Leases

2005	$358	$805
2006	285	340
2007	251	229
2008	125	129
2009 and thereafter	5	56

Total minimum payments	1,024	$1,559

Less amounts representing interest	(131)

Present value of net payments	$893
Less current portion capital lease obligation	(292)

Long-term capital lease obligation	$601

     Note payable

     During the fiscal year ended March 31, 2004, we repaid a $1.89 million note payable related to the purchase of $2.00 million of furniture, fixtures and office equipment during the fiscal year ended March 31, 2003.

     Advertising

     We have committed to purchasing approximately $11.19 million in the fiscal year ending March 31, 2005 in advertising spots from various television networks. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new customers.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Contingencies

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

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, Steven J. Lee, former Chief Executive Officer and Chairman of the Board, Eric G. Walters, former Executive Vice President and Clerk of PolyMedica, and Keith Trowbridge, former President of Liberty and a former Senior Vice President of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint.

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional sur-reply briefing by the parties. The Court heard oral argument on the motion on June 2, 2004, and has taken the matter under advisement. The case is currently in discovery.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation.

G.	Comprehensive Income:

     Our total comprehensive income is equal to our net income for the fiscal years ended March 31, 2004, 2003 and 2002. Unrealized gains (losses) on investments were not material for any presented

H.	Income before Cumulative Effect of Change in Accounting Principle per Share:

     Calculations of income before cumulative effect of change in accounting principle per weighted average share are as follows:

	Fiscal Year Ended March 31,
(In thousands except per share data)	2004	2003	2002

Income before cumulative effect of change in accounting principle	$37,932	$40,247	$30,411
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	25,361	24,482	25,013
Income before cumulative effect of change in accounting principle per weighted average share, basic	$1.50	$1.64	$1.22

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Fiscal Year Ended March 31,
(In thousands except per share data)	2004	2003	2002

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	25,361	24,482	25,013
Weighted average dilutive common stock equivalents	840	610	548

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock, end of period	26,201	25,092	25,561
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$1.45	$1.60	$1.19

     Options to purchase 809,750, 1,455,854, and 2,110,414 shares of common stock were outstanding as of March 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

I.	Shareholders’ Equity:

     On September 12, 2002, the Board adopted a shareholder rights plan (“the Plan”) declaring a dividend of one Right for each outstanding share of our common stock to stockholders of record at the close of business on September 24, 2002. The Plan provides our shareholders with the opportunity to vote to either remove the Plan or keep it in place at the first annual meeting following resolution of the current ongoing investigations discussed in Note F. The Plan is intended to protect and maximize the value of shareholders’ interests in the event of an unsolicited offer.

     In the fiscal years ended March 31, 2004, 2003 and 2002, 0, 250,000 and 2,018,000 shares, respectively, were repurchased under this program for $3.56 million and $18.00 million, respectively. The average price per share for these repurchases was $14.25 and $8.92 for the fiscal years ended March 31, 2003 and 2002, respectively. There were no share repurchases in the fiscal year ended March 31, 2004. The purpose of this repurchase program is, in part, to provide shares of common stock for issuance pursuant to the exercise of PolyMedica stock options.

     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
February 13, 2003	$0.125	24,706,240	February 3, 2003	$3.09
May 15, 2003	$0.125	24,579,436	May 5, 2003	$3.07
August 15, 2003	$0.125	24,785,074	August 5, 2003	$3.10
November 17, 2003	$0.15	25,575,878	November 5, 2003	$3.84
February 16, 2004	$0.15	25,922,052	February 5, 2004	$3.89

     On September 5, 2003, PolyMedica’s Board of Directors (the “Board”) declared a two-for-one split of PolyMedica’s common stock, payable on September 29, 2003. The two-for-one stock split was effected in the form of a 100% stock dividend paid to shareholders of record as of the close of business on September 19, 2003. This resulted in the new issuance of 11.82 million shares of common stock plus the issuance of 1,709,476 shares held in treasury. The issuance of treasury shares resulted in a decrease in additional paid-in capital and a reduction in treasury stock equivalent to the cost value of the treasury shares issued and the new issuance of shares was accounted for as a decrease in additional paid-in capital and an increase in common stock equivalent to the par value of such shares. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for PolyMedica’s capitalization.

PolyMedica Corporation
Notes to Consolidated Financial Statements

J.	Income Taxes:

     Income before income taxes was generated as follows in the fiscal years ended March 31:

(In thousands)	2004	2003	2002
United States	$60,984	$65,548	$48,894

     The provision for income taxes consists of the following for the fiscal years ended March 31:

(In thousands)		2004	2003	2002
Federal	- current	$20,072	$16,932	$13,639
	- deferred	934	5,167	3,246

		21,006	22,099	16,885
State	- current	1,875	2,171	1,552
	- deferred	171	1,031	46

		2,046	3,202	1,598

Total Federal and State		$23,052	$25,301	$18,483

     A reconciliation between our effective tax rate for operations and the U.S. statutory rate is as follows:

	2004	2003	2002
U. S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. Federal Income Tax effect	2.18	3.22	2.1
Other	.62	.38	.7

Effective tax rate	37.8%	38.6%	37.8%

PolyMedica Corporation
Notes to Consolidated Financial Statements

     The following is a summary of the significant components of our deferred tax assets and liabilities as of March 31, 2004 and 2003:

(In thousands)	2004	2003

Deferred tax assets (liabilities) – current:
Allowance for doubtful accounts	$9,587	$6,842
Accrued expenses	3,993	1,262
Inventory shipped to customers	2,720	3,031
Sales return reserve	1,160	1,455
Inventory reserves	470	728
Other	401	642

Net deferred tax asset – current	$18,331	$13,960

Deferred tax assets (liabilities) – long term:
Goodwill and intangible assets, net	$3,709	$5,035
Property, plant and equipment, net	(4,681)	(2,222)
Direct-response advertising, net	(23,988)	(23,658)
Other	349	317

Net deferred tax liability – long term	$(24,611)	$(20,528)

K.	Major Customers:

     For the fiscal years ended March 31, 2004, 2003, and 2002, no customer represented more than 10% of our consolidated revenues. As of March 31, 2004 and 2003, the amounts included in billed accounts receivable due from Medicare were $30.15 million and $28.15 million, respectively.

L.	Stock Options:

     Effective September 2000, PolyMedica’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), which replaced the 1998 Stock Incentive Plan (the “1998 Plan”) (collectively, the “Plans”). The 2000 Plan provides for the grant to certain individuals of stock options to purchase up to 4,600,000 shares of our common stock. At the Annual Meeting of Stockholders held on September 12, 2002, an amendment was approved to increase the number of authorized shares of common stock available under the 2000 Plan to 4,600,000 shares from 3,600,000.

     Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, we derive a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When non-qualified stock options are exercised, we derive a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. The tax benefit from these deductions is recognized as additional paid-in capital. Options are generally granted with ten-year lives subject to Board approval and vest over periods ranging from one to four years.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Option activity under the Plans is as follows:

		Weighted Average
	Option Shares	Option Price
Outstanding, March 31, 2001	2,822,626	$12.80

Granted	1,241,500	11.77
Exercised	(180,818)	3.05
Cancelled	(21,806)	8.57

Outstanding, March 31, 2002	3,861,502	$12.95

Granted	856,978	13.49
Exercised	(455,520)	3.98
Cancelled	(46,498)	17.22

Outstanding, March 31, 2003	4,216,462	$13.98

Granted	1,038,650	25.49
Exercised	(2,060,602)	13.64
Cancelled	(233,786)	17.66

Outstanding, March 31, 2004	2,960,724	$17.96

     As of March 31, 2004, 1,167,707 will vest principally over three to four years under the Plans. There were 421,658 shares remaining as of March 31, 2004 that were authorized for future option grants under the 2000 Plan.

     The weighted-average price of exercisable shares as of March 31, 2004, 2003 and 2002, is as follows:

2004	$15.51
2003	14.02
2002	12.07

     The number of exercisable shares as of March 31, 2004, 2003 and 2002, is as follows:

2004	1,793,017
2003	3,164,366
2002	2,833,218

     Samuel L. Shanaman, our Chairman and Chief Executive Officer, was awarded 33,890 restricted shares of common stock at an average fair value of $15.00 per share and a nominal salary as compensation for the services he performed as Interim Chief Executive Officer from August 2002 to January 2004. For every day Mr. Shanaman worked, he vested in a fixed number of shares of common stock for which he paid PolyMedica par value of $0.01 per share under a restricted stock agreement. The fair value less par value of the vested shares, was recorded as selling, general and administrative expenses in our consolidated statements of operations. Mr. Shanaman became fully vested in the restricted shares awarded under his agreements during his time as Interim Chief Executive Officer.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Summarized information about stock options outstanding as of March 31, 2004, is as follows:

	Number of	Weighted Avg.		Number of Options	Weighted Avg.
Range of Exercise	Options	Remaining	Weighted Avg.	Outstanding -	Exercise - Price
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable
$ 1.96-3.88	88,664	3.60	$3.43	88,664	$3.43
$ 4.59-10.00	311,427	3.63	$8.43	269,347	$8.19
$10.56-15.23	1,073,679	7.86	$13.62	746,052	$13.39
$16.93-22.93	677,204	7.03	$20.70	543,954	$20.60
$25.32-31.42	809,750	9.81	$26.67	145,000	$28.26

	2,960,724			1,793,017

M.	401(k) Plan:

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

     For the fiscal years ended March 31, 2004, 2003 and 2002, we accrued and paid matching contributions of $725,000, $732,000 and $502,000, respectively, for the 401(k) Plan participants.

N.	Segment Information:

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

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription medications directly to existing Liberty Diabetes and Liberty Respiratory customers and sell to distributors prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all Florida businesses for shared services are allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees and square footage in addition to management’s estimates. Segment assets belonging to PolyMedica’s corporate headquarters, which included $44.56 million and $17.40 million of cash, cash equivalents and marketable securities as of March 31, 2004 and 2003, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising.

PolyMedica Corporation
Notes to Consolidated Financial Statements

We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

	Fiscal Year Ended March 31,
(In thousands)	2004	2003	2002

Net Revenues:
Liberty Diabetes	$283,289	$244,683	$207,262
Liberty Respiratory	77,422	75,128	52,355
Pharmaceuticals	58,983	36,374	20,044

Total	$419,694	$356,185	$279,661

Depreciation and Amortization Expense:
Liberty Diabetes	$31,684	$24,460	$19,167
Liberty Respiratory	17,105	17,295	14,845
Pharmaceuticals	685	955	2,027

Total	$49,474	$42,710	$36,039

Income before Income Taxes:
Liberty Diabetes	$44,741	$37,246	$37,897
Liberty Respiratory	7,664	21,807	5,233
Pharmaceuticals	8,579	6,495	5,764

Total	$60,984	$65,548	$48,894

	March 31,	March 31,
	2004	2003
Segment Assets:
Liberty Diabetes	$197,893	$152,457
Liberty Respiratory	31,257	46,928
Pharmaceuticals	21,476	17,961
Corporate Headquarters	68,542	34,804

Total	$319,168	$252,150

PolyMedica Corporation
Notes to Consolidated Financial Statements

O.	Interim Information (unaudited):

     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.

	Year Ended March 31, 2004
(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Net revenues	$98,937	$105,222	$106,463	$109,072
Gross margin	63,168	66,962	66,064	66,638
Net income	11,098	12,100	2,168	12,566
Net income per weighted average share, basic	$0.45	$0.49	$0.08	$0.48
Net income per weighted average share, diluted	$0.44	$0.47	$0.08	$0.47

	Year Ended March 31, 2003
(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Net revenues	$81,601	$88,012	$89,917	$96,655
Gross margin	52,744	56,804	58,222	61,571
Income before cumulative effect of change in accounting principle	9,151	9,816	10,403	10,877
Net income (loss)*	(5,464)	9,816	10,403	10,877
Income before cumulative effect of change in accounting principle per weighted average share, basic	$0.38	$0.40	$0.42	$0.44
Net income (loss) per weighted average share, basic*	($0.22)	$0.40	$0.42	$0.44
Income before cumulative effect of change in accounting principle per weighted average share, diluted	$0.36	$0.39	$0.41	$0.43
Net income (loss) per weighted average share, diluted*	($0.22)	$0.39	$0.41	$0.43

* Includes $14,615 after-tax loss for a cumulative effect of a change in accounting principle ($0.58 per diluted share), recorded retroactively to April 1, 2002, in the quarter ended June 30, 2002 (Note D).

P.	Related Party Transactions:

     On February 12, 2002, all outstanding minority interests in our subsidiaries previously held by certain PolyMedica executives, having a recorded book value of $1.37 million as of February 12, 2002, were reacquired by the respective subsidiaries at no cost and are classified as additional paid in capital in the shareholders’ equity section of our consolidated balance sheets as of March 31, 2003. As a result of these transactions, there were no outstanding minority interests in PolyMedica or any of its subsidiaries as of March 31, 2004 and 2003.

Q.	Subsequent Events:

     On May 17, 2004, we paid a $0.15 per share cash dividend on 26,768,918 common shares outstanding for a total payment of $4.02 million to our common shareholders of record as of the close of business on May 5, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Changes in internal controls. No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is contained in the proxy statement for PolyMedica’s Annual Meeting of Stockholders to be held on September 17, 2004 (“the “2004 Proxy Statement”) under the caption “Item One – Election of Directors,” and is incorporated herein by reference. Information required by this item relating to certain filings on Forms 3, 4 and 5 is contained in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K is contained in our 2004 Proxy Statement under the caption (“Corporate Governance,”) and is incorporated herein by reference. We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website, www.polymedica.com. Certain information required by this item is contained under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the 2004 Proxy Statement under the captions “Directors’ Compensation,” “Compensation of Executive Officers,” “Employment Agreements,” “Termination of Employment Agreements,” “Deferred Compensation Plan,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The information required by Items 402(k) and 402(l) of Regulation S-K is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is contained in the 2004 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the 2004 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in the 2004 Proxy Statement under the caption “Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements listed in the index to consolidated financial statements on page 29 are filed as part of this report.

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included in Item 15(d):

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.	LISTING OF EXHIBITS

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 60 of this report.

REPORTS ON FORM 8-K

On February 5, 2004, PolyMedica furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the quarter ended December 31, 2003.

On February 9, 2004, PolyMedica furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) reporting that, during a conference call, its Chief Financial Officer had incorrectly stated the guidance reported in a press release and reaffirming the guidance in the press release.

ITEM 15(d). FINANCIAL STATEMENT SCHEDULE

POLYMEDICA CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	BALANCE
	AT			BALANCE
	BEGINNING			AT END OF
DESCRIPTION	OF PERIOD	PROVISIONS	DEDUCTIONS	PERIOD
Valuation reserve deducted in the balance sheet from asset to which it applies:
Accounts receivable:
2004 Allowances for doubtful accounts, product returns and other sales allowances	$22,556	$42,820	($35,676)	$29,700

2003 Allowances for doubtful accounts, product returns and other sales allowances	$15,539	$42,676	($35,659)	$22,556

2002 Allowances for doubtful accounts, product returns and other sales allowances	$13,729	$33,525	($31,715)	$15,539

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2004	PolyMedica Corporation

	By:	/s/ Samuel L. Shanaman

Samuel L. Shanaman
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 11, 2004	/s/ Samuel L. Shanaman

Samuel L. Shanaman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2004	/s/ John K.P. Stone, III

John K.P. Stone, III
Director, Senior Vice President and General Counsel

Dated: June 11, 2004	/s/ Fred H. Croninger, III

Fred H. Croninger, III
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: June 11, 2004	/s/ Frank W. LoGerfo

Frank W. LoGerfo
Director

Dated: June 11, 2004	/s/ Daniel S. Bernstein

Daniel S. Bernstein
Director

Dated: June 11, 2004	/s/ Marcia J. Hooper

Marcia J. Hooper
Director

Dated: June 11, 2004	/s/ Herbert A. Denton

Herbert A. Denton
Director

Dated: June 11, 2004	/s/ Edward A. Burkhardt

Edward A. Burkhardt
Director

Dated: June 11, 2004	/s/ Walter R. Maupay, Jr.

Walter R. Maupay, Jr.
Lead Director

Dated: June 11, 2004	/s/ Thomas O. Pyle

Thomas O. Pyle
Director

Exhibit Index

     The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description
3.1	-	Restated Articles of Organization of the Company, as amended. (13)

3.2	-	Restated By-Laws of the Company. (20)

4.1	-	Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)

4.2	-	Rights Agreement, between PolyMedica Corporation and Equiserve Trust Company, dated September 13, 2002. (19)

10.1	-	1990 Stock Option Plan, as amended. (2) (10)

10.2	-	1992 Directors’ Stock Option Plan, as amended. (3) (10)

10.3	-	2000 Stock Incentive Plan, as amended. (10) (20)

10.4	-	Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 1, 2000. (10) (12)

10.5	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated April 16, 2001. (10) (12)

10.6	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 24, 2001. (10) (13)

10.7	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated October 12, 2001. (10) (13)

10.8	-	Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2002. (10) (15)

10.9	-	Retention Agreement by and between the Registrant and John K.P. Stone, III dated March 28, 2002. (10) (15)

10.10	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Stephen C. Farrell dated May 31, 2002. (10) (15)

10.11	-	Retention Agreement by and between the Registrant and Stephen C. Farrell dated March 7, 2002. (10) (16)

10.12	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated July 15, 2002. (10) (16)

10.13	-	Termination of Employment Agreement by and between the Registrant and Steven J. Lee dated August 4, 2002. (10) (16)

10.14	-	Employment Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.15	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.16	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated February 5, 2003. (10) (18)

10.17	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2003. (10) (20)

10.18	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated March 14, 2003. (10) (21)

10.19	-	Termination of Employment Agreement by and between the Registrant and Eric G. Walters dated June 6, 2003. (10) (20)

10.20	-	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003. (10) (20)

10.21	-	Amended Employment Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003. (10) (21)

10.22	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated August 29, 2003. (10) (22)

10.23	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated August 29, 2003. (10) (22)

10.24	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003. (10) (23)

10.25	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003. (10) (23)

10.26	-	Letter Agreement amendment to Retention Agreement by and between the Registrant and

Exhibit
Number		Description
Stephen C. Farrell dated November 3, 2003. (10) (23)

10.27	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated November 3, 2003. (10) (23)

10.28	-	Employment Agreement by and between the Registrant and Fred H. Croninger, III dated September 1, 2003. (10) (*)

10.30	-	Severance Agreement by and between the Registrant and Arthur A. Siciliano, Ph.D. dated November 5, 2003. (10) (23)

10.31	-	Severance Agreement by and between the Registrant and Warren K. Trowbridge dated January 13, 2004. (10) (23)

10.32	-	Employment Agreement by and between the Registrant and William B. Eck dated March 1, 2004. (10) (*)

10.33	-	Retention Agreement by and between the Registrant and William B. Eck dated March 1, 2004. (10) (*)

10.34	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Fred H. Croninger, III dated January 30, 2004. (10) (*)

10.35	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated January 30, 2004. (10) (*)

10.36	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone III dated May 17, 2004. (10) (*)

10.37	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated May 17, 2004. (10) (*)

10.38	-	Letter Agreement amendment to Employment Agreement by and between the Registrant and Fred H. Croninger, III dated May 17, 2004. (10) (*)

10.39	-	Employment Agreement by and between the Registrant and Samuel L. Shanaman dated June 14, 2004. (10) (*)

10.40	-	Retention Agreement by and between the Registrant and Samuel L. Shanaman dated June 14, 2004. (10) (*)

21.1	-	Subsidiaries of the Registrant. (20)

23.1	-	Consent of PricewaterhouseCoopers LLP. *

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

1	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45425).

2	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

3	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994 (Commission File No. 0-19842).

4	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 13, 1992 (Commission File No. 0-19842).

5	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996 (Commission File No. 0-19842).

6	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997 (Commission File No. 0-19842).

7	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97872).

8	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998 (Commission File No. 0-19842).

9	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

11	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

12	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed June 25, 2001.

13	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

14	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

15	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed June 28, 2002.

16	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

17	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

18	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 14, 2003.

19	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 12, 2002.

20	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed as of June 30, 2003.

21	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed as of August 19, 2003.

22	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed as of November 4, 2003.

23	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed as of February 13, 2004.