Form 10-Q
period 2004-06-30
POLYMEDICA CORP
filed 2004-08-06
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

     As of August 4, 2004, there were 27,278,547 shares of the registrant’s Common Stock issued and outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$85,964	$69,229
Marketable securities	7,271	7,421
Restricted cash	512	512
Accounts receivable (net of allowances of $29,522 and $29,700 as of June 30 and March 31, 2004, respectively)	51,994	63,828
Inventories	24,353	18,745
Deferred income taxes	18,331	18,331
Income tax receivable	—	2,530
Prepaid expenses and other current assets	6,606	4,438

Total current assets	195,031	185,034

Property, plant and equipment, net	62,242	61,659
Goodwill	5,946	5,946
Intangible assets, net	560	383
Direct-response advertising, net	66,468	64,953
Other assets	1,271	1,193

Total assets	$331,518	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,060	$11,874
Accrued expenses	24,733	21,872
Current portion, capital lease obligations	280	292

Total current liabilities	29,073	34,038

Capital lease and other obligations	1,712	1,691
Deferred income taxes	24,611	24,611

Total liabilities	55,396	60,340

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,180,678 and 26,674,520 shares issued as of June 30 and March 31, 2004	272	267
Additional paid-in capital	143,767	136,236
Retained earnings	132,083	122,325

Total shareholders’ equity	276,122	258,828

Total liabilities and shareholders’ equity	$331,518	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2004	2003
Net revenues	$111,140	$98,937

Cost of sales	43,788	35,769

Gross margin	67,352	63,168

Selling, general and administrative expenses	45,618	45,531

Income from operations	21,734	17,637

Other income and expense:
Investment income	216	223
Interest expense	(19)	(17)

	197	206

Income before income taxes	21,931	17,843
Income tax provision	8,158	6,745

Net income	$13,773	$11,098

Net income per weighted average share:

Basic	$0.51	$0.45
Diluted	$0.50	$0.44

Cash dividend per share	$0.15	$0.125

Weighted average shares, basic	26,871	24,620
Weighted average shares, diluted	27,527	25,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$13,773	$11,098
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	2,200	1,889
Amortization of direct-response advertising	9,038	10,364
Direct-response advertising expenditures	(10,553)	(13,862)
Provision for bad debts	5,444	5,653
Provision for sales allowances/returns	3,960	5,219
Loss on sale of equipment	34	43
Stock-based compensation	—	54
Changes in assets and liabilities:
Accounts receivable	2,430	(1,111)
Income tax receivable	2,530	1,181
Inventories	(5,608)	2,386
Prepaid expenses and other assets	(2,163)	(3,126)
Accounts payable	(7,814)	(8,253)
Accrued expenses and other liabilities	2,932	(1,484)

Net cash flows provided by operating activities	16,203	10,051

Cash flows from investing activities:
Purchase of marketable securities	(2,629)	(6,465)
Proceeds from maturing marketable securities	2,779	900
Purchase of property, plant and equipment	(2,765)	(3,272)
Purchase of customer lists	(231)	—
Proceeds from sale of equipment	3	—

Net cash flows used for investing activities	(2,843)	(8,837)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,536	1,315
Contributions to deferred compensation plans	(72)	(157)
Payment of dividends declared on common stock	(4,015)	(3,072)
Payment of capital lease and note payable obligations	(74)	(825)

Net cash flows provided by (used for) financing activities	3,375	(2,739)

Net change in cash and cash equivalents	16,735	(1,525)

Cash and cash equivalents at beginning of period	69,229	27,162

Cash and cash equivalents at end of period	$85,964	$25,637

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$—	$46
Disposal of equipment	300	312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements

1.    Basis of Presentation

     Company

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our customers to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors, and through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory customers and their spouses and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Accounting

     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2004 and 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2004 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2004. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.

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

     Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to customers.

     Approximately $72.59 million and $67.95 million of net revenues for the three months ended June 30, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of June 30 and March 31, 2004, accounts receivable allowances were $29.52 million and $29.70 million, respectively, or 36.2% and 31.8% of gross accounts receivable, respectively.

     The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and

PolyMedica Corporation
Notes to Consolidated Financial Statements

administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category.

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended June 30, 2004 and 2003, we provided for allowances for doubtful accounts at a rate of approximately 4.9% and 5.7% of net revenues, respectively.

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended June 30, 2004 and 2003, we provided for sales allowances at a rate of approximately 3.4% and 5.0% of gross revenues, respectively.

     Accounting for Stock-Based Compensation

     PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS No. 123. Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
(in thousands, except per share data)	June 30, 2004	June 30, 2003

Net income	$13,773	$11,098
Add back: Stock compensation costs, net of tax, on options granted below fair market value	—	64
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(887)	(1,462)

Adjusted net income	$12,886	$9,700

Net income per weighted average share, basic, as reported	$0.51	$0.45
Net income per weighted average share, diluted, as reported	$0.50	$0.44
Adjusted net income per weighted average share, basic	$0.48	$0.39
Adjusted net income per weighted average share, diluted	$0.47	$0.39

PolyMedica Corporation
Notes to Consolidated Financial Statements

     The fair value of each option granted during the three months ended June 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	1.93%	2.35%

Expected volatility	88.20%	89.20%

Risk-free interest rate	3.86%	2.45%

Expected life	5.0	5.0

     Weighted-average fair value of options granted at or above fair value during the three months ended June 30,

2004	$19.47
2003	$13.13

     Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the three months ended June 30,

2004	$9.67
2003	$4.61

2.    Inventories

     Inventories consist of the following:

	June 30,	March 31,
(in thousands)	2004	2004

Raw materials	$1,737	$1,682
Work in process	824	526
Finished goods	21,792	16,537

	$24,353	$18,745

     Due to the medical nature of the products we provide, customers sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and customers. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of June 30 and March 31, 2004, is $2.27 million and $2.45 million, respectively, of inventory shipped to customers for which we have received an order but have not yet received and verified the required written documents, if applicable, to bill Medicare, other third-party payers and customers, and to recognize revenue.

PolyMedica Corporation
Notes to Consolidated Financial Statements

3.    Goodwill and Other Intangible Assets

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of June 30 and March 31, 2004, by reportable segment, were as follows:

	June 30,	March 31,
(in thousands)	2004	2004

Liberty Diabetes:
Goodwill	$4,951	$4,951

Customer lists	$2,504	$2,273
Accumulated amortization	(1,944)	(1,890)

	$560	$383

Pharmaceuticals:
Goodwill	$995	$995

Total consolidated goodwill	$5,946	$5,946

     Amortization expense for intangible assets was approximately $54,000 and $65,000 for the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, amortization expense on existing intangibles for the remainder of fiscal 2005 and the next four fiscal years is as follows (table in thousands):

2005	$149
2006	150
2007	149
2008	109
2009	3

Total	$560

4.    Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment, for the periods presented are capitalized and amortized to selling, general and administrative expenses over a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

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

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), signed into law on December 8, 2003, reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, the law currently in effect would reduce reimbursement for inhalation drugs to 106% of the average price of sales by manufacturers (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. On July 28, the Centers for

PolyMedica Corporation
Notes to Consolidated Financial Statements

Medicare and Medicaid Services (“CMS”) published a proposed rule to implement the ASP payment methodology for inhalation drugs (CMS-1429-P). Under this proposed rule, CMS estimates that payment for albuterol and ipratropium, the most common inhalation drugs, will decrease by approximately 89% beginning January 1, 2005. The proposed rule states that CMS expects to pay a dispensing fee to suppliers for dispensing inhalation drugs, in addition to the $5.00 dispensing fee presently in effect. It is not known at this time whether an additional dispensing fee for inhalation drugs, if established by CMS, will be adequate to enable our Liberty Respiratory segment to remain profitable. This will depend on the amount of the fee and our ability to reduce the expenses of providing inhalation drugs. It is also possible that there will be favorable Congressional or regulatory action (other than a dispensing fee) on payment for inhalation drugs, but such action should not be considered likely. If providers of respiratory inhalation drugs are ultimately reimbursed at 106% of ASP, without a significant dispensing or other fee, we believe that most companies, including us, will exit this business, because it will not be possible to operate without significant losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results – Liberty Respiratory.”

     Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Modernization Act, we expect that our Liberty Respiratory segment will eventually generate less revenue and earnings than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset to adjust the asset’s carrying value down to its net realizable value. Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or changes in circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2004	2003
Capitalized direct-response advertising additions	$10,553	$13,862
Direct-response advertising amortization	(9,038)	(10,364)

Increase in direct-response advertising asset, net	1,515	3,498
Beginning direct-response advertising asset, net	64,953	64,061

Ending direct-response advertising asset, net	$66,468	$67,559

5.    Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2004	2004

Compensation and benefits	$6,666	$9,514

Amounts reserved for overpayments by Medicare and others	7,756	7,962

Income tax payable	5,421	—

Other	4,890	4,396

	$24,733	$21,872

     As part of the internal review that we conducted in parallel with the Department of Justice (“DOJ”) investigation described in greater detail under “Contingencies – U.S. Attorney’s Office” in Note 6 below, we identified a category of

PolyMedica Corporation
Notes to Consolidated Financial Statements

Medicare claims where the documentation we received for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the third quarter of fiscal 2004, we received the preliminary results of that analysis, which indicated an aggregate overpayment of approximately $5.71 million, of which $2.57 million had been previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004. In June 2004, we received the final results of the statistical analysis, which did not change management’s estimate of the required reserve for the specific documentation deficiencies discussed above.

     As of June 30, 2004, $2.05 million of the amounts reserved for overpayments to Medicare and others relates to the change in interpretation of the reimbursement formula for albuterol and ipratropium combinations, discussed in more detail in Note E to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, and $5.71 million is the amount reserved related to documentation deficiencies as discussed above. We reduced the accrual related to the reimbursement formula for albuterol and ipratropium by $206,000 in the quarter ended June 30, 2004, consistent with the expiration of Medicare’s right to contest certain claims for the albuterol and ipratropium combinations. Medicare carriers in general must deny claims within four years from the billing date.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

6.    Commitments and Contingencies

Contingencies

     U.S. Attorney’s Office

     The U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and Department of Health and Human Services’ Office of Inspector General (“OIG”), is investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. Both civil and criminal investigations are being conducted. We are cooperating with the investigations. We cannot accurately predict the outcome of these proceedings at this time, and have therefore not recorded any charges relating to their outcome.

     As part of the internal review described in Note 5 above, we identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims is adequate. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipate that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica, which in the aggregate would substantially impair our ability to carry out our current business plan.

     Class Action Lawsuit

     On November 27, 2000, Richard Bowe SEP-IRA filed a purported class action lawsuit in the United States District Court for the District of Massachusetts against PolyMedica and Steven J. Lee, PolyMedica’s former Chief Executive Officer and Chairman of the Board, on behalf of himself and purchasers of common stock. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs and claims violations of Sections 10(b), 10b-5, and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging various statements were misleading with respect to our revenue and earnings based on an alleged scheme to produce fictitious sales. Several virtually identical lawsuits were subsequently filed in the United States District Court for the District of Massachusetts against PolyMedica. On July 30,

PolyMedica Corporation
Notes to Consolidated Financial Statements

2001, the Court granted the plaintiffs’ motion to consolidate the complaints under the caption In re: PolyMedica Corp. Securities Litigation, Civ. Action No. 00-12426-REK.

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, and certain former officers of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint.

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

7.    Segment Information

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

     Liberty Respiratory – Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to customers suffering from chronic obstructive pulmonary disease (“COPD”) and other breathing disorders.

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription medications directly to existing Liberty Diabetes and Liberty Respiratory customers and sell to distributors prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services are allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees and square footage in addition to management’s estimates. Effective for the quarter ended June 30, 2004, we changed the way we segment cash, cash equivalents and marketable securities, in order to reflect how management currently views these assets. Segment assets belonging to PolyMedica’s corporate headquarters, which included $93.24 million and $76.65 million of cash, cash equivalents and marketable securities as of June 30 and March 31, 2004, respectively, are not allocated as they are considered separately for management evaluation purposes. As a result of these allocations and the start-up nature of some of the businesses included in our Liberty Diabetes and Pharmaceuticals segments, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Three Months Ended
	June 30,	June 30,
(in thousands)	2004	2003

Net Revenues:
Liberty Diabetes	$78,450	$67,529
Liberty Respiratory	15,782	19,867
Pharmaceuticals	16,908	11,541

Total	$111,140	$98,937

Depreciation and Amortization Expense:
Liberty Diabetes	$9,287	$7,229
Liberty Respiratory	1,786	4,850
Pharmaceuticals	165	174

Total	$11,238	$12,253

Income before Income Taxes:
Liberty Diabetes	$14,740	$11,332
Liberty Respiratory	5,926	5,261
Pharmaceuticals	1,265	1,250

Total	$21,931	$17,843

	June 30,	March 31,
	2004	2004
Segment assets:
Liberty Diabetes	$178,693	$178,030
Liberty Respiratory	18,716	21,667
Pharmaceuticals	19,538	18,838
Corporate Headquarters	114,571	100,633

Total	$331,518	$319,168

     8.    Shareholders’ Equity – Cash Dividends

     On May 17, 2004, we paid a $0.15 per share cash dividend on 26,768,918 common shares outstanding for a total payment of $4.02 million to our common shareholders of record as of the close of business on May 5, 2004.

PolyMedica Corporation
Notes to Consolidated Financial Statements

9.    Calculations of Earnings Per Share

Calculations of earnings per share are as follows:

	Three Months Ended
(In thousands, except per share data)	June 30, 2004	June 30, 2003
Net income	$13,773	$11,098

BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	26,871	24,620
Net income per weighted average share, basic	$0.51	$0.45

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	26,871	24,620
Weighted average dilutive common stock equivalents	656	724

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	27,527	25,344
Net income per weighted average share, diluted	$0.50	$0.44

     Potentially Dilutive Stock Options

     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 165,000 and 1,415,742 options not included in the diluted earnings per share computation as of June 30, 2004 and 2003, respectively.

10.    Comprehensive Income

     Our total comprehensive income is equal to our net income for the three months ended June 30, 2004 and 2003. Unrealized gains (losses) on investments were not material for any periods presented.

11.    Subsequent Events

     On July 13, 2004, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on August 5, 2004, payable on August 16, 2004.

     On July 27, 2004, PolyMedica purchased certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including inventory and a customer list but excluding working capital, for $5.50 million, subject to a post-closing price adjustment based upon the number of customers we successfully convert. The customer list is comprised of over 15,000 active customers, substantially all of whom are Medicare-eligible diabetics.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Operating Results

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results.”

     In addition, any forward-looking statements represent our view only as of the day this Quarterly Report on Form 10-Q was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.

Overview

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our customers to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors, and through our Pharmaceuticals segment, we sell prescription medications directly to our existing Liberty Diabetes and Liberty Respiratory customers and their spouses and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Liberty Diabetes

     Through our Liberty Diabetes segment we provide diabetes testing supplies and related products including insulin, syringes, and other ancillary products to our customers suffering from diabetes. As of June 30, 2004, we had approximately 639,000 active diabetes customers, compared to approximately 563,000 active customers as of June 30, 2003. Approximately 98.0% of our Liberty Diabetes customers are covered by Medicare. We meet the needs of our diabetes customers by:

•	providing mail order delivery of supplies directly to our customers’ homes;

•	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing 24-hour telephone support to customers; and

•	using sophisticated software and advanced order fulfillment systems to provide diabetes related products .

     The Medicare Modernization Act, signed into law on December 8, 2003, has frozen for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets will be reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 appears to be 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its customers. No further adjustments for test strip and lancets are expected for calendar year 2006. Based on a preliminary interpretation of the Medicare Modernization Act, we currently expect an overall reduction in reimbursement rates for test strips and lancets of approximately 3.0% in calendar year 2005.

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

     Liberty Respiratory

     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to our customers suffering from COPD and other breathing disorders. As of June 30, 2004, we had approximately 63,000 active respiratory customers, compared to approximately 65,000 active customers as of June 30, 2003. Like our Liberty Diabetes segment, through our Liberty Respiratory segment we deliver respiratory medications and supplies to our customers’ homes and bill Medicare and/or private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable.

     The Medicare Modernization Act reduces reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, the law currently in effect would reduce reimbursement for inhalation drugs to 106% of the average price of sales by manufacturers (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. On July 28, CMS published a proposed rule to implement the ASP payment methodology for inhalation drugs (CMS-1429-P). Under this proposed rule, CMS estimates that payment for albuterol and ipratropium, the most common inhalation drugs, will decrease by approximately 89% beginning January 1, 2005. The proposed rule states that CMS expects to pay a dispensing fee, in addition to the $5.00 dispensing fee presently in effect, to suppliers for dispensing inhalation drugs. The payment of a dispensing fee in addition to payment for inhalation drugs at 106% of ASP is within the discretion of CMS. However, the proposed rule states that the dispensing cycle will be changed to 90 days from the present monthly cycle, so that the dispensing fee will be paid up to 4 times per year instead of up to 12 times per year. The proposed rule does not specify the dispensing fee, but instead solicits comments on the fee during the 60-day comment period provided in the proposed rule. We plan to submit comments on the dispensing fee and to work to persuade CMS to provide for an adequate dispensing fee. We do not anticipate that a dispensing fee that may be established by CMS will be sufficient to result in typical payments for respiratory therapy drugs dispensed to a customer over the course of a year beginning on January 1, 2005 that equal or approximate such payments for the year beginning January 1, 2004. It is not known at this time whether an additional dispensing fee for inhalation drugs, if established by CMS, will be adequate to enable our Liberty Respiratory segment to remain profitable. This will depend on the amount of the fee and our ability to reduce the expenses of providing inhalation drugs.

     The Medicare Modernization Act also directs the General Accounting Office to assess the adequacy of current reimbursement rates for inhalation drugs under the Medicare program and report its findings to Congress no later than December 8, 2004. Depending on the conclusions of this report, it is possible that Congress will enact legislation that will change the ASP payment methodology for inhalation drugs. In addition, the Secretary of Health and Human Services has the authority to increase payment for inhalation drugs if the Secretary determines that the ASP methodology is inherently unreasonable or results in a health care emergency involving lack of beneficiary access to inhalation drugs. However, the exercise of these authorities by the Secretary would be unusual. The likelihood of favorable action by Congress after receiving the report by the General Accounting Office or by the Secretary of HHS under the inherent reasonableness or health care emergency authorities is unknown at this time, but favorable action should not be viewed as probable. If providers of respiratory inhalation drugs are ultimately reimbursed at 106% of ASP, without a significant dispensing or other fee, we believe that most companies, including us, will exit this business, because it will not be possible to operate without significant losses.

     Due to the anticipated reimbursement reductions described above, we suspended all direct-response advertising for our Liberty Respiratory segment in December 2003 and our net revenues decreased 20.6% in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003. For further discussion of this matter, see “Results of Operations – Net Revenues.”

     Pharmaceuticals

     Through our Pharmaceuticals segment we provide prescription medications directly to consumers and we manufacture and sell for further distribution prescription urology and suppository products and over-the-counter female urinary discomfort products. Within our Pharmaceuticals segment, our Liberty Pharmacy business “(Liberty Pharmacy”), markets and sells prescription medications primarily to our existing Liberty Diabetes and Liberty Respiratory customers. Our line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug distributors in the United States while our female urinary discomfort products and home medical diagnostic kits are sold under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug distributors in the United States.

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

Critical Accounting Policies

     There have been no material changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004.

Recent Developments

Federal Employee Program Reimbursement Changes

     In December 2003, the service benefit administrator of the Federal Employee Program (“FEP”) notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that this reimbursement change would be effective as of January 1, 2005. Processing these supplies and medications as a pharmacy benefit will result in increased costs to some of our FEP customers as well as lower reimbursement rates to us. We are continuing to evaluate the impact of this change, but anticipate a decrease to that portion of Liberty Pharmacy’s net revenues that is derived from the FEP program. The FEP program currently comprises a substantial portion of Liberty Pharmacy’s net revenues.

Inhalation Drug Payment

     On July 28, 2004, CMS published a proposed rule to implement the ASP payment methodology for inhalation drugs (CMS-1429-P). Under this proposed rule, CMS estimates that payment for albuterol and ipratropium, the most common inhalation drugs, will decrease by approximately 89% beginning January 1, 2005. The proposed rule states that CMS expects to pay a dispensing fee to suppliers for dispensing inhalation drugs. It is not known at this time whether a dispensing fee for inhalation drugs, if established by CMS, will be adequate to enable our Liberty Respiratory segment to remain profitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results – Liberty Respiratory.”

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004		2003
	Net Revenues	% Net Revenues	Net Revenues	% Net Revenues	% Change
Liberty Diabetes	$78,450	70.6%	$67,529	68.2%	16.2%
Liberty Respiratory	15,782	14.2	19,867	20.1	(20.6)
Pharmaceuticals	16,908	15.2	11,541	11.7	46.5

Total net revenues	$111,140	100.0%	$98,937	100.0%	12.3%

     The increase in Liberty Diabetes net revenues of 16.2% was due primarily to the 13.5% growth in our customer base, which grew to 639,000 active customers as of June 30, 2004, from approximately 563,000 as of June 30, 2003, and the balance represents an increase in the volume of shipments made to existing customers. The average net revenue generated per shipment remained fairly consistent. The growth in our customer base was primarily the result of our national television advertising.

     The decrease in Liberty Respiratory net revenues of 20.6% was due primarily to the reduction in reimbursement rates for inhalation drugs from 95% of AWP to 80% of AWP effective January 1, 2004 through enactment of the Medicare Modernization Act. Due to the anticipated decline in revenues and earnings, we suspended all direct-response advertising for our Liberty Respiratory segment in December 2003, which resulted in a decline in our customer base of approximately 3.1% to 63,000 active customers as of June 30, 2004 from 65,000 active customers as of June 30, 2003. The new Medicare legislation is discussed in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results – Liberty Respiratory.”

     The increase in Pharmaceuticals net revenue was due primarily to the 57.4% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications which represented 77.5% of total Pharmaceuticals segment net revenues in the three months ended June 30, 2004, as compared with 72.1% in the three months ended June 30, 2003. The current customer base for these products consists primarily of our existing Liberty Diabetes and Liberty Respiratory customers and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004		2003
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
Gross margin:
Liberty Diabetes	$47,664	60.8%	$41,696	61.7%
Liberty Respiratory	12,666	80.3	16,300	82.0
Pharmaceuticals	7,022	41.5	5,172	44.8

Total gross margin	$67,352	60.6%	$63,168	63.8%

     Gross margin in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, decreased primarily as a result of the 15% cut in Medicare reimbursement for our Liberty Respiratory inhalation drugs and a 57.4% increase in Liberty Pharmacy sales, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range.

     A $500,000 increase in inventory reserves for shoes and inserts provided through our Liberty Diabetes segment, for diabetics deemed at risk for developing lower extremity complications, also contributed to the decline in overall gross margin. Due to the low profitability of these products, we intend to discontinue offering them to our customers in the second quarter of fiscal 2005.

     We expect that our gross margin for the foreseeable future will be lower than it has been historically primarily as a result of the 15% Medicare reimbursement cuts for inhalation drugs currently in effect and further Medicare reimbursement reductions proposed by the Medicare Modernization Act, scheduled to take place January 1, 2005.

     Selling, General and Administrative Expenses

	Three Months Ended June 30,
		% Net		% Net
(in thousands)	2004	Revenues	2003	Revenues

Reported selling, general and administrative expenses	$45,618	41.0%	$45,531	46.0%

Select components of selling, general and administrative expenses:

Direct-response advertising amortization	$9,038	8.1%	$10,364	10.5%
Provision for doubtful accounts	$5,444	4.9%	$5,653	5.7%
Employee compensation	$15,629	14.1%	$15,058	15.2%

     A reduction in direct-response advertising amortization as a percentage of net revenues, from 10.5% in the three months ended June 30, 2003 to 8.1% in the three months ended June 30, 2004, was the primary reason for the decrease in selling, general and administrative costs as a percentage of net revenues. At 10.5% of net revenues, direct-response advertising amortization for the three months ended June 30, 2004 would have been $2.67 million more than reported.

     Realized economies of scale resulting from our growing business and progress in our efforts to identify opportunities to streamline our business were other key factors in the improvement, as evidenced by the decrease in employee compensation as a percentage of net revenues, which dropped approximately one net revenue percentage point, due primarily to improved utilization of existing staff and fewer new hires. Had employee compensation remained at 15.2% of net revenues as reported in the three months ended June 30, 2003, the expense in the three months ended June 30, 2004 would have been approximately $1.26 million higher than reported. Reductions in our provision for doubtful accounts, due primarily to improved cash collections, also contributed to the improvement.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004	2003

Income tax provision	$8,158	$6,745
Effective tax rate	37.2%	37.8%

     The effective tax rates in the three months ended June 30, 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying country, state, or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

     The following table summarizes our sources and uses of cash during the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004	2003

Net cash provided by operating activities	$16,203	$10,051
Net cash used for investing activities	(2,843)	(8,837)
Net cash provided by (used for) financing activities	3,375	(2,739)

Net change in cash and cash equivalents	$16,735	$(1,525)

     Our cash and cash equivalents balance increased $16.73 million from March 31, 2004, to $85.96 million as of June 30, 2004, due primarily to increased sales and improved accounts receivable collections, increased proceeds from common stock issuances related to the exercise of employee stock options, and progress in our efforts to identify opportunities to streamline our business, thereby reducing operating expenses.

     The growth of our business is funded primarily through cash flow from operations. The increase in cash flow from operations was driven primarily by increased sales and improved cash collections of accounts receivable as evidenced by the decrease in our quarterly days sales outstanding calculation, from 47 days in the first quarter of fiscal 2004 to 42 days in the first quarter of fiscal 2005. This collection improvement, coupled with reductions in our provisions for accounts receivable allowances as a percentage of net revenues and $3.72 million less in income tax payments in the fiscal 2005 first quarter, as compared with the fiscal 2004 first quarter, resulted in increased cash flow provided by operations.

     The $5.99 million decrease in total cash used for investing activities in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, was primarily due to fewer purchases of marketable securities.

     The $6.11 million increase in total cash provided by financing activities in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, was due primarily to a $6.22 million increase in proceeds raised from employee stock option exercises. This increase in cash flow from financing activities was offset by an increase of $943,000 in cash dividend payments to shareholders in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003. The current intention of our Board is to pay a cash dividend to PolyMedica common shareholders on a quarterly basis for the foreseeable future. We expect the quarterly cash dividend payment to average approximately $4.10 million. Other financing activities included less payments for capital lease and note payable obligations and a decrease in amounts set aside for executive deferred compensation plans in the three months ended June 30, 2004, as compared with the three months ended June 30, 2003.

     On July 27, 2004, PolyMedica purchased certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including inventory and a customer list but excluding working capital, for $5.50 million, subject to a post-closing price adjustment based upon the number of customers we successfully convert. The customer list is comprised of over 15,000 active customers, substantially all of whom are Medicare-eligible diabetics. We expect to ship to more than 10,000 new Medicare customers in the next 90 days as a result of the purchase. To the extent that we can reduce our incremental costs of attracting additional customers through acquisitions, we will do so. Going forward, we expect acquisitions to become an increasingly important means of growing our customer base.

     We believe that our cash, cash equivalents and marketable securities balance as of June 30, 2004 of $93.24 million, and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations for the foreseeable future. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or additional reductions in Medicare reimbursement for our products. Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. Effective January 1, 2005, the Medicare Modernization Act further reduces reimbursement rates for inhalation drugs, which we sell through our Liberty Respiratory segment, and reduces reimbursement rates for diabetes test strips and lancets by approximately 3%, which we sell through our Liberty Diabetes segment. For a further discussion of these reimbursement rate reductions, including their financial impact on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results” – “Liberty Diabetes” and “Liberty Respiratory.”

FASB Exposure Drafts

     In March 2004, the FASB issued an exposure draft, “Stock-Based Payment” (“ED”). If the ED is adopted by the FASB, we will be required to report stock-based compensation expense at the grant date fair value of the related stock-based awards. We currently account for our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”) and have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). The adoption of this ED by the FASB and subsequently PolyMedica could have a material impact on our financial position and results of operations.

     There have been no material changes in our contractual obligations and off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004.

Factors Affecting Future Operating Results

     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement

     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reductions under the Medicare Modernization Act are discussed above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Operating Results” – “Liberty Diabetes” and “Liberty Respiratory.” Other reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

Litigation may materially adversely affect us

     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Securities Exchange Act of 1934 (the “Exchange Act”), which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 3 of Part I, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31,

2004, filed with the SEC on June 14, 2004, for a more complete description of this claim.

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

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in internal controls. No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, for a complete description of our legal proceedings. Any material developments regarding these legal proceedings for the three months ended June 30, 2004 are set forth below.

     U.S. Attorney’s Office

     As part of the internal review that we conducted in parallel with the DOJ investigation, we identified a category of Medicare claims where the documentation we received for the claim supported a portion, but not the full quantity, of the products shipped and billed. We engaged an outside consulting firm to perform a statistical analysis of all Medicare claims filed by PolyMedica over a six-year period in order to develop an estimate of overpayments by Medicare related to this category of claims. In the third quarter of fiscal 2004, we received the preliminary results of that analysis, which indicated an aggregate overpayment of approximately $5.71 million, of which $2.57 million had been previously accrued and $3.14 million was recorded as a reduction of net revenues and an increase to the accrual in the fiscal year ended March 31, 2004. In June 2004, we received the final results of the statistical analysis, which did not change management’s estimate of the required reserve for the specific documentation deficiencies discussed above.

     The statistical analysis conducted by the outside consulting firm also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We are contending the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims is adequate. Accordingly, we have not recorded any reserves for this category of claims, as to which the analysis indicates that the amount potentially at issue is approximately $12 million, and anticipate that the issue will be addressed in the context of the overall resolution of the investigation. While the government’s investigation could identify other issues, we are not aware of any information that would result in payments to the government by PolyMedica, which in the aggregate would substantially impair our ability to carry out our current business plan.

     Class Action Lawsuit

     Plaintiffs filed a consolidated amended complaint on October 9, 2001. The consolidated amended complaint extended the class period to October 26, 1998 through August 21, 2001, and named as defendants PolyMedica, Liberty, and certain former officers of PolyMedica. Defendants moved to dismiss the consolidated amended complaint on December 10, 2001. Plaintiffs filed their opposition to this motion on February 11, 2002, and defendants filed a reply memorandum on March 11, 2002. The Court denied the motion without a hearing on May 10, 2002. On June 20, 2002, defendants filed answers to the consolidated amended complaint.

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional sur-reply briefing by the parties. The Court heard oral argument on the motion on June 2, 2004, and has taken the matter under advisement. The case is currently in discovery.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of June 30, 2004, we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusted for our two-for-one stock split effective September 29, 2003). No repurchases were made during the quarter ended June 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    See Exhibit Index immediately following this report, which is incorporated herein by reference.

     (b)    Reports on Form 8-K:

     On May 26, 2004, PolyMedica furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the fiscal year ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PolyMedica Corporation (registrant)

/s/ Samuel L. Shanaman Samuel L. Shanaman Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Fred H. Croninger III Fred H. Croninger III Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2004

Exhibit Index

Exhibit		Description

31.1	—	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.