Form 10-Q
period 2004-09-30
POLYMEDICA CORP
filed 2004-11-09
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of November 8, 2004, there were 27,421,636 shares of the registrant’s Common Stock issued and outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$97,908	$69,229
Marketable securities	6,634	7,421
Restricted cash	512	512
Accounts receivable (net of allowances of $31,356 and $29,700 as of September 30 and March 31, 2004, respectively)	49,388	63,828
Inventories	28,072	18,745
Deferred income taxes	18,331	18,331
Income tax receivable	2,819	2,530
Prepaid expenses and other current assets	6,258	4,438

Total current assets	209,922	185,034

Property, plant and equipment, net	62,369	61,659
Goodwill	5,946	5,946
Intangible assets, net	5,533	383
Direct-response advertising, net	69,085	64,953
Other assets	451	1,193

Total assets	$353,306	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,707	$11,874
Accrued expenses	52,146	21,872
Current portion, capital lease obligations	594	292

Total current liabilities	60,447	34,038

Capital lease and other obligations	1,396	1,691
Deferred income taxes	24,611	24,611

Total liabilities	86,454	60,340

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,319,777 and 26,674,520 shares issued as of September 30 and March 31, 2004	273	267
Additional paid-in capital	145,735	136,236
Retained earnings	120,844	122,325

Total shareholders’ equity	266,852	258,828

Total liabilities and shareholders’ equity	$353,306	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net revenues	$111,479	$105,222	$222,619	$204,159
Cost of sales	44,306	38,260	88,094	74,029

Gross margin	67,173	66,962	134,525	130,130
Selling, general and administrative expenses	49,568	47,591	95,186	93,122
Settlement charge	29,987	—	29,987	—

Income/(loss) from operations	(12,382)	19,371	9,352	37,008
Other income and expense:
Investment income	364	104	580	327
Interest expense and other	(18)	(22)	(37)	(39)

	346	82	543	288
Income/(loss) before income taxes	(12,036)	19,453	9,895	37,296
Income tax provision/(benefit)	(4,889)	7,353	3,269	14,098

Net income/(loss)	$(7,147)	$12,100	$6,626	$23,198

Net income/(loss) per weighted average share:
Basic	$(0.26)	$0.49	$0.24	$0.94
Diluted	$(0.26)	$0.47	$0.24	$0.91
Cash dividend per share	$0.15	$0.125	$0.30	$0.25
Weighted average shares, basic	27,275	24,920	27,073	24,770
Weighted average shares, diluted, used in the calculation of net income/(loss) per weighted average share	27,275	25,810	27,680	25,577

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	Sept. 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,626	$23,198
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	4,772	3,909
Amortization of direct-response advertising	18,097	21,254
Direct-response advertising expenditures	(22,229)	(28,965)
Provision for bad debts	10,815	11,330
Provision for sales allowances/returns	8,518	9,909
Loss on disposal or sale of equipment	568	45
Loss on impairment of customer list	152	—
Stock-based compensation	—	195
Changes in assets and liabilities:
Accounts receivable	(4,893)	(9,522)
Income tax receivable	(289)	1,181
Inventories	(9,327)	1,945
Prepaid expenses and other assets	(1,845)	(2,534)
Accounts payable	(4,167)	(9,127)
Accrued expenses and other liabilities	30,370	1,145

Net cash flows provided by operating activities	37,168	23,963

Cash flows from investing activities:
Purchase of marketable securities	(7,954)	(9,039)
Proceeds from maturing marketable securities	8,741	3,100
Purchase of property, plant and equipment	(4,723)	(10,407)
Purchase of customer lists	(5,692)	(212)
Proceeds from sale of equipment	3	—

Net cash flows used for investing activities	(9,625)	(16,558)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,505	9,073
Contributions to deferred compensation plans	(95)	(308)
Payment of dividends declared on common stock	(8,107)	(6,171)
Payment of capital lease and note payable obligations	(167)	(1,584)

Net cash flows provided by financing activities	1,136	1,010

Net change in cash and cash equivalents	28,679	8,415
Cash and cash equivalents at beginning of period	69,229	27,162

Cash and cash equivalents at end of period	$97,908	$35,577

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$979	$98
Disposal of equipment	1,117	355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Basis of Presentation

Company

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our patients to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Accounting

     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2004 and 2003. Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2004 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2004 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the SEC on August 6, 2004. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.

     Revenue Recognition and Accounts Receivable

     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. As a result, our contractual allowances are immaterial. Revenue recognition is delayed for product shipments for which we have not yet received the required written forms until the period in which those documents are collected and verified.

     Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

     Approximately $70.03 million and $70.86 million of net revenues or 62.8% and 67.3% of consolidated net revenues for the three months ended September 30, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. Approximately $142.62 million and $138.80 million of net revenues or 64.1% and 68.0% of consolidated net revenues for the six months ended September 30, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of September 30 and March 31, 2004, accounts receivable allowances were $31.36 million and $29.70 million, respectively, or 38.8% and 31.8% of gross accounts receivable, respectively.

     The valuation of accounts receivable is based upon the credit-worthiness of patients and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and patients. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category.

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended September 30, 2004 and 2003, we provided for allowances for doubtful accounts at a rate of approximately 4.8% and 5.4% of net revenues, respectively. During the six months ended September 30, 2004 and 2003, we provided for allowances for doubtful accounts at a rate of approximately 4.9% and 5.6% of net revenues, respectively.

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended September 30, 2004 and 2003, we provided for sales allowances at a rate of approximately 3.9% and 4.3% of gross revenues, respectively. During the six months ended September 30, 2004 and 2003, we provided for sales allowances at a rate of approximately 3.7% and 4.6% of gross revenues, respectively.

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

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income/(loss)	$(7,147)	$12,100	$6,626	$23,198
Add back: Stock compensation costs, net of related tax effect, on options granted below fair market value	—	58	—	122
Less: Stock compensation costs, net of related tax effect, had all employee options been recorded at fair value	(1,781)	(1,106)	(2,668)	(2,499)

Adjusted net income/(loss)	$(8,928)	$11,052	$3,958	$20,821

Net income/(loss) per weighted average share, basic, as reported	$(0.26)	$0.49	$0.24	$0.94
Net income/(loss) per weighted average share, diluted, as reported	$(0.26)	$0.47	$0.24	$0.91
Adjusted net income/(loss) per weighted average share, basic	$(0.33)	$0.44	$0.15	$0.84
Adjusted net income/(loss) per weighted average share, diluted	$(0.33)	$0.43	$0.15	$0.82

     The fair value of each option granted during the three and six months ended September 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Dividend yield	2.01%	1.89%	1.99%	2.07%
Expected volatility	86.13%	98.47%	86.44%	94.76%
Risk-free interest rate	3.33%	2.95%	3.41%	2.75%
Expected life	5.0	5.0	5.0	5.0

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Weighted average fair value of options granted	$18.28	$17.75	$18.46	$21.16
Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	—	—	$9.67	$4.61

2.	Inventories

Inventories consist of the following:

	Sept. 30,	March 31,
(in thousands)	2004	2004
Raw materials	$1,495	$1,682
Work in process	766	526
Finished goods	25,811	16,537

	$28,072	$18,745

     Due to the medical nature of the products we provide, patients sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of September 30 and March 31, 2004, is $2.44 million and $2.45 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required written documents, if applicable, to bill Medicare, other third-party payers and patients, and to recognize revenue.

3.	Goodwill and Other Intangible Assets

     We have three reporting units with goodwill: Liberty Medical Supply, Inc. (“Liberty”), included in the Liberty Diabetes reporting segment, and PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc., both included in the Pharmaceuticals reporting segment. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of September 30 and March 31, 2004, by reportable segment, were as follows:

(in thousands)	Sept. 30,	March 31,
	2004	2004
Goodwill:
Liberty Diabetes	$4,951	$4,951
Pharmaceuticals	995	995

Total consolidated goodwill	$5,946	$5,946

Customer lists:
Liberty Diabetes customer lists	$7,965	$2,273
Impairment of customer lists	(152)	—
Accumulated amortization	(2,280)	(1,890)

Total consolidated customer lists	$5,533	$383

     On July 27, 2004, PolyMedica purchased for $5.50 million, certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including inventory and a customer list but excluding working capital, subject to a post-closing price adjustment based upon the number of customers we successfully sign up as Liberty Diabetes patients. The customer list is comprised of over 15,000 active patients, substantially all of whom are Medicare-eligible diabetics. From the purchase date through September 30, 2004, we had shipped to approximately 7,000 of these patients with the expectation of shipping to additional patients in the coming months.

     Amortization expense for intangible assets was approximately $336,000 and $48,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $390,000 and $113,000 for the six months ended September 30, 2004 and 2003, respectively. The customer list impairment of $152,000 is the excess of the carrying value of certain prior period customer list purchases over the probable remaining future net cash flows expected to result directly from such assets. As of September 30, 2004, amortization expense on existing intangibles for the remainder of fiscal 2005 and the next four fiscal years is as follows (table in thousands):

2005	$947
2006	1,513
2007	1,347
2008	1,310
2009	416

Total	$5,533

4.	Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment, for the periods presented are capitalized and amortized to selling, general and administrative expenses over a four-year period. The amortization rate is such that 55% of such costs are expensed on a straight-line basis over two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

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

     Due to the reduction in reimbursement rates for inhalation drugs contemplated by the Medicare Modernization Act, we expect that our Liberty Respiratory segment will continue to generate less revenue and earnings than it has historically. As a result, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset to adjust the asset’s carrying value down to its net realizable value.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2004	2003	2004	2003
Capitalized direct-response advertising	$11,676	$15,103	$22,229	$28,965
Direct-response advertising amortization	9,059	10,890	18,097	21,254

Increase in direct-response advertising asset, net	$2,617	$4,213	$4,132	$7,711

Beginning direct-response advertising asset, net	66,468	67,559	64,953	64,061

Ending direct-response advertising asset, net	$69,085	$71,772	$69,085	$71,772

5.	Accrued Expenses

Accrued expenses consist of the following:

	Sept. 30,	March 31,
(in thousands)	2004	2004
Settlement accrual	$35,700	$5,713
Compensation and benefits	7,665	9,514
Other	8,781	6,645

	$52,146	$21,872

     The amount accrued for settlement reflects our estimate as of September 30, 2004 of the amount that would be due to resolve the civil investigation conducted by the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation (“FBI”) and the Department of Health and Human Services’ Office of Inspector General (“OIG”). Our estimate as of that date was $35 million. The amount accrued for settlement also reflects our estimate of $700,000 of settlement-related direct costs and expenses. Of the total settlement accrual of $35.70 million, $5.71 million was accrued in the fiscal year ended March 31, 2004. Therefore, the required accrual adjustment booked in the quarter ended September 30, 2004 was a pretax settlement charge of $29.99 million.

     On November 3, 2004, we reached a final settlement of the investigation. Under the terms of the settlement, we will make a one-time payment of $35 million and not admit any wrongdoing. See Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” for further detail.

     As of September 30, 2004, there was $1.74 million of amounts reserved for overpayments by Medicare and others included in the “Other” category in the table above, for amounts due to Medicare, secondary insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations furnished by our Liberty Respiratory segment, discussed in more detail in Note E to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004. We reduced the accrual related to the reimbursement formula for albuterol and ipratropium by $302,000 and $508,000 in the three and six months ended September 30, 2004, respectively, consistent with the expiration of Medicare’s right to contest certain claims for the albuterol and ipratropium combinations. Medicare carriers in general must deny claims within four years of the billing date.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

6.	Commitments and Contingencies

Contingencies

U.S. Attorney’s Office

     We disclosed previously that the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and the OIG, was investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. This investigation was civil and criminal. We have cooperated with the government in its investigations. In addition, we implemented changes in our business processes and in our compliance program.

     Based on the progress of the government’s investigation, our cooperation and the changes noted above, we were able to and did enter into serious settlement negotiations with the government in September 2004. The government’s investigation related to certain Medicare billing and documentation practices. These practices related to diabetes testing and respiratory therapy supplies billed during the period from October 1, 1998 to June 30, 2002. We contended and continue to contend that, notwithstanding these issues, we provided medically necessary diabetes testing and respiratory therapy items to Medicare beneficiaries throughout this period.

     Nevertheless, it was our objective to resolve and settle the investigation on the most favorable terms possible once the opportunity for serious negotiations with the government was available to us. We believed and continue to believe it is in the best interests of our shareholders, employees and patients to avoid the risk and expense of continued investigation and litigation. It was also our goal to enable the Company to move forward to pursue its growth objectives for the benefit of our shareholders, employees and patients, unencumbered by the investigation.

     For these reasons, we pursued settlement negotiations with the government in September. Based on these negotiations, we were able to estimate that the total amount of the payment we would need to make to resolve the investigation was $35 million. This amount is inclusive of the $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004. We estimated an additional $700,000 of settlement-related direct costs and expenses. Therefore we accrued a charge of $29.99 million in the quarter ended September 30, 2004 to provide for our estimate of the settlement amount and costs ($35.70 million estimate of settlement amount and settlement-related costs, less $5.71 million previously accrued).

     The $35 million settlement amount also eliminates the approximately $12 million contingency previously disclosed relating to a category of claims where our documentation was consistent with the quantity of supplies shipped and billed, but was not strictly in accordance with Medicare rules, which we previously disclosed based on a study of our Medicare claims by an outside consulting firm. Consequently, as a result of the settlement accrual, we no longer have the approximately $12 million contingency.

     On November 3, 2004, we entered into a civil settlement agreement with the United States Department of Justice and the OIG. Under the terms of the settlement agreement, we will make a one-time payment of $35 million. Under the agreement, we admit no wrongdoing. The Department of Justice and OIG provide us with a release of all claims that were under investigation. As noted, this covers the period from October 1, 1998 to June 30, 2002. In addition, the government’s release includes the billing issue studied by the outside consulting firm, described above, for the period from August 1, 1997 through June 30, 2003. Therefore, no additional payments will be required in connection with the results of the study by this outside consulting firm (including the previously disclosed contingency). The agreement reflects that the parties entered into the settlement to avoid the risk and expense of continued investigation and litigation.

     As part of the civil settlement, we have entered into a 5 year corporate integrity agreement. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 3 to 5 year period, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations.

     We have also received a non-prosecution agreement, in which the United States Attorney’s Office for the Southern District of Florida has agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the investigation.

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

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004, opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. Discovery is ongoing in the underlying suit.

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

     Liberty Diabetes – Through our Liberty Diabetes segment, we provide diabetes testing supplies and related products to patients suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.

     Liberty Respiratory – Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to patients suffering from chronic obstructive pulmonary disease (“COPD”) and other breathing disorders.

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and sell to distributors prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to the operating segments primarily in accordance with the segment’s relative percentage of total employees and square footage in addition to management’s estimates.

     Effective for the quarter ended June 30, 2004, we changed the way we segment cash, cash equivalents and marketable securities, in order to reflect how management currently views these assets. Segment assets belonging to PolyMedica’s corporate headquarters, which included $104.54 million and $76.65 million of cash, cash equivalents and marketable securities as of September 30 and March 31, 2004, respectively, are not allocated as they are considered separately for management evaluation purposes.

     As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. The income before income tax segment results for the three and six months ended September 30, 2004 include a pretax settlement charge of $29.99 million to accrue the remainder of the settlement payment owed to the OIG and estimated related direct costs to be incurred by PolyMedica. The details of the investigation settlement are discussed in further detail in Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office.” Information concerning the operations in these reportable segments is as follows:

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2004	2003	2004	2003
Net Revenues:
Liberty Diabetes	$76,581	$70,764	$155,031	$138,293
Liberty Respiratory	14,702	20,068	30,484	39,935
Pharmaceuticals	20,196	14,390	37,104	25,931

Total	$111,479	$105,222	$222,619	$204,159

Depreciation and Amortization Expense:
Liberty Diabetes	$10,136	$7,658	$19,423	$14,887
Liberty Respiratory	1,308	5,088	3,095	9,938
Pharmaceuticals	187	164	351	338

Total	$11,631	$12,910	$22,869	$25,163

Income before Income Taxes:
Liberty Diabetes	$11,291	$11,717	$26,013	$23,052
Liberty Respiratory	5,642	5,495	11,559	10,758
Pharmaceuticals	1,018	2,241	2,310	3,486
Settlement Charge	(29,987)	—	(29,987)	—

Total	$(12,036)	$19,453	$9,895	$37,296

	Sept. 30,	March 31,
	2004	2004
Segment assets:
Liberty Diabetes	$185,718	$178,030
Liberty Respiratory	16,214	21,667
Pharmaceuticals	23,222	18,838
Corporate Headquarters	128,152	100,633

Total	$353,306	$319,168

8.	Shareholders’ Equity – Cash Dividends and Stock Incentive Plan

     In the quarter ended September 30, 2004, we paid a $0.15 per share cash dividend on 27,278,467 common shares outstanding for a total payment of $4.09 million to our common shareholders of record as of the close of business on August 5, 2004, as compared to a $0.125 per share cash dividend on 24,785,074 common shares outstanding for a total payment of $3.10 million to our common shareholders of record as of the close of business on August 5, 2003. In the six months ended September 30, 2004 and 2003, we paid total cash dividends of $8.11 million and $6.17 million, respectively, to our common shareholders of record.

     At our Annual Meeting of Stockholders, held on September 17, 2004, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing the number of shares authorized for issuance under the plan from 4,600,000 shares to 6,400,000 shares.

9.	Calculations of Earnings Per Share

Calculations of earnings per share are as follows:

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net income/(loss)	$(7,147)	$12,100	$6,626	$23,198
BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	27,275	24,920	27,073	24,770
Net income/(loss) per weighted average share, basic	$(0.26)	$0.49	$0.24	$0.94

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	27,275	24,920	27,073	24,770
Weighted average dilutive common stock equivalents	—	890	607	807

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	27,275	25,810	27,680	25,577
Net income/(loss) per weighted average share, diluted	$(0.26)	$0.47	$0.24	$0.91

     Potentially Dilutive Stock Options

     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 236,000 and 244,500 options not included in the diluted earnings per share computation as of September 30, 2004 and 2003, respectively. During the six months ended September 30, 2004 and 2003, options to purchase 756,000 and 1,374,470 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

10.	Comprehensive Income

     Our total comprehensive income is equal to our net income for the three and six months ended September 30, 2004 and 2003. Unrealized gains (losses) on investments were not material for any periods presented.

11.	Subsequent Events

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice and the OIG regarding those agencies’ investigations of Liberty and Liberty

Home Pharmacy. Under the terms of the settlement agreement, we will make a one-time payment of $35 million and admit no wrongdoing, and the government provides us with a release of the claims under investigation. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for our estimate of the settlement amount and related costs, which is in addition to the $5.71 million that was previously accrued for estimated overpayments by Medicare in the fiscal year ended March 31, 2004. We have also received a non-prosecution agreement, in which the United States Attorney’s Office for the Southern District of Florida has agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the investigation. See Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” for further detail.

     On October 18, 2004, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on November 5, 2004, payable on November 15, 2004.

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

Overview

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our patients to obtain their supplies and medications. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to our existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Liberty Diabetes

     Through our Liberty Diabetes segment we provide diabetes testing supplies and related products, including insulin, syringes, and other ancillary products, to our patients suffering from diabetes. As of September 30, 2004, we had approximately 654,000 active diabetes patients, compared to approximately 584,000 active patients as of September 30, 2003. Approximately 98.0% of our Liberty Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:

•	providing mail order delivery of supplies directly to our patients’ homes;

•	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing 24-hour telephone support to patients; and

•	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), signed into law on December 8, 2003, has frozen for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets will be reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 appears to be 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its patients. No further adjustments for test strips and lancets are expected for calendar year 2006. Based on a preliminary interpretation of the Medicare Modernization Act, we currently expect an overall reduction in reimbursement rates for test strips and lancets of approximately 3.0% in calendar year 2005.

     A bill has been introduced in the House of Representatives, H.R. 4491, to repeal the reduction in Medicare reimbursement for diabetes test strips and lancets described above. We do not know whether this bill will be enacted.

     The Medicare Modernization Act also contains provisions that may have a positive effect on the future performance of our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The Medicare Modernization Act also provides up to $100 million over the next three years for chronic care improvement programs to improve clinical quality while potentially reducing the long-term cost of chronic diseases such as diabetes.

     Liberty Respiratory

     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to our patients suffering from COPD and other breathing disorders. As of September 30, 2004, we had approximately 59,000 active respiratory patients, down from approximately 67,000 active patients as of September 30, 2003. Like our Liberty Diabetes segment, through our Liberty Respiratory segment we deliver respiratory medications and supplies to our patients’ homes and bill Medicare and/or private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable.

     The Medicare Modernization Act, signed into law on December 8, 2003, provided for a reduction in reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Specifically, beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, reimbursement rates for inhalation drugs will be reduced to 106% of the average price of sales by manufacturers (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers to the Centers for Medicare and Medicaid Services (“CMS”), plus a dispensing fee. On November 2, 2004, in the final Physician Fee Schedule Rule for calendar year 2005 issued by CMS (CMS-1429-FC), CMS announced that it would pay a dispensing fee of $57 per 30-day order or $80 per 90-day order in addition to the 106% of ASP payment for inhalation drugs. We continue to believe that the business will produce little to no bottom line profit beginning in January. The benefit of receiving this dispensing fee will be that it will allow us to stay in the business of providing these drugs to our patients and at the same time allow us the opportunity to look at a number of initiatives within the area of chronic pulmonary disease. Despite the changing reimbursement landscape and the lack of television advertising to attract new respiratory patients, our respiratory medication business is performing better than expected. Our patients continue to reorder in a predictable manner. We will evaluate in the next quarter, opportunities to continue to build the relationship with these patients including looking at the distribution of oxygen, a logical next step for us, which would allow us to keep patients for a longer portion of the life cycle of their disease.

     Due to the anticipated reimbursement reductions described above, we suspended all direct-response advertising for our Liberty Respiratory segment in December 2003 and net revenues for the three and six months ended September 30, 2004, as compared with the comparable prior year periods, decreased 26.7% and 23.7%, respectively. For further discussion of this matter, see “Results of Operations – Net Revenues.”

     Pharmaceuticals

     Through our Pharmaceuticals segment we provide prescription medications directly to consumers and we manufacture and sell for further distribution prescription urology and suppository products and over-the-counter female urinary discomfort products. Within our Pharmaceuticals segment, our Liberty Pharmacy business markets and sells prescription medications primarily to our existing Liberty Diabetes and Liberty Respiratory patients. PolyMedica’s line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug distributors in the United States. Our female urinary discomfort products and home medical diagnostic kits are sold under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug distributors in the United States.

     The Medicare Modernization Act establishes a voluntary prescription drug benefit under the Medicare program. Beginning January 1, 2006, coverage will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs.

     Liberty Pharmacy was one of only 27 applicants to be approved as an issuer of a national Medicare-approved card. This Medicare-approved prescription drug discount card program went into effect in June 2004. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of operations.

     In December 2003, the service benefit administrator of the Federal Employee Program, which we refer to as FEP, notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that this reimbursement change was postponed until January 1, 2005. If the reimbursement change is implemented as proposed, processing these supplies and medications as a pharmacy benefit would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We are continuing to evaluate the impact of this change. The FEP program currently comprises a substantial portion of Liberty Pharmacy’s net revenues.

Critical Accounting Policies

     There have been no material changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004.

Recent Developments

     On September 27, 2004, we announced that our Board of Directors had hired Patrick T. Ryan as our President and Chief Executive Officer and had further appointed Mr. Ryan to our Board of Directors. Mr. Ryan assumed the position of President and Chief Executive Officer from Samuel L. Shanaman, who resigned from that position effective September 27, 2004. Mr. Shanaman is continuing for the time being as an employee of Polymedica to assist with transitional issues and will remain Chairman of our Board of Directors. Also on September 24, 2004, we announced that Stephen C. Farrell had been appointed to the position of Chief Operating Officer of PolyMedica. Mr. Farrell will continue to serve as President of Liberty Healthcare Group, Inc., our principal operating subsidiary, and a Senior Vice President of PolyMedica.

     On October 22, 2004, we announced that John K.P. Stone III had retired from the position of General Counsel of PolyMedica. Mr. Stone will remain a Senior Vice President of PolyMedica until December 31, 2004 and shall remain on our Board of Directors. On October 21, 2004, we announced that William B. Eck had been appointed to the position of Senior Vice President, General Counsel and Chief of Health Care Affairs. Previously, Mr. Eck held the position of Senior Vice President, Deputy General Counsel and Chief of Health Care Affairs.

Other

     Advertising rates may fluctuate during the year, which may affect our acquisition of new patients. We may purchase less advertising when rates are higher, which generally occurs in November and December. As a result, our acquisition of new patients during this period is generally reduced and our net revenues may fluctuate accordingly.

     We operate from manufacturing and distribution facilities located in Massachusetts and Florida, respectively. All of our product sales are denominated in U.S. dollars.

     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
(in thousands)	2004		2003
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change
Liberty Diabetes	$76,581	68.7%	$70,764	67.2%	8.2%
Liberty Respiratory	14,702	13.2	20,068	19.1	(26.7)
Pharmaceuticals	20,196	18.1	14,390	13.7	40.3

Total net revenues	$111,479	100.0%	$105,222	100.0%	5.9%

     Our growth during the second quarter was below expectations as a result of the disruption caused by the two hurricanes sustained by our Florida-based facilities, home of our Liberty Diabetes, Liberty Respiratory and Liberty Pharmacy businesses. We have estimated that the hurricanes resulted in the loss of approximately $3.60 million of net revenues that we had forecasted for the fiscal 2005 second quarter, primarily related to our Liberty Diabetes segment.

     The increase in Liberty Diabetes net revenues of 8.2% was due primarily to the 12.0% growth in our patient base, which grew to 654,000 active patients as of September 30, 2004, from approximately 584,000 as of September 30, 2003, offset by fewer required documents collected on product shipments in the quarter ended September 30, 2004, as compared with the quarter ended September 30, 2003, due primarily to the delay in the delivery of those documents as a result of the two hurricanes sustained by our Florida-based facilities in the current year. Collection of these documents is required prior to recognizing revenue for our product shipments. The growth in our patient base was primarily due to the continued success of our direct-response advertising program. The average net revenue generated per shipment remained fairly consistent this year, as compared with last year’s second quarter.

     The decrease in Liberty Respiratory net revenues of 26.7% was due primarily to the reduction in reimbursement rates for inhalation drugs from 95% of AWP to 80% of AWP effective January 1, 2004 through enactment of the Medicare Modernization Act. In addition, due to the anticipated decline in revenues and earnings, we suspended all direct-response advertising for our Liberty Respiratory segment in December 2003, resulting in the decline in our patient base of approximately 11.9% to 59,000 active patients as of September 30, 2004 from 67,000 active patients as of September 30, 2003. The new Medicare legislation is discussed in further detail in “Future Operating Results — Liberty Respiratory.”

     The increase in Pharmaceuticals net revenues was due primarily to the 55.4% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 76.8% of total Pharmaceuticals segment net revenues in the three months ended September 30, 2004, as compared with 69.4% in the three months ended September 30, 2003. The current patient base for these products consists primarily of our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of our operations.

     The growth of the other businesses included in this segment, the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our Massachusetts based facility, was less than that of Liberty Pharmacy. Revenues generated by our Massachusetts-based businesses represented less than 30% of the segment’s net revenues and less than 5% of total consolidated net revenues.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
(in thousands)	2004		2003
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %
Gross margin:
Liberty Diabetes	$47,130	61.5%	$43,647	61.7%
Liberty Respiratory	11,840	80.5	16,571	82.6
Pharmaceuticals	8,203	40.6	6,744	46.9

Total gross margin	$67,173	60.3%	$66,962	63.6%

     Gross margin in the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, decreased primarily as a result of the 15% cut in Medicare reimbursement for our Liberty Respiratory inhalation drugs and a 55.4% increase in Liberty Pharmacy sales, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range.

     We expect that our gross margin for the foreseeable future will be lower than it has been historically primarily as a result of the 15% Medicare reimbursement cuts for inhalation drugs currently in effect and further Medicare reimbursement reductions proposed by the Medicare Modernization Act and scheduled to take place January 1, 2005. See “Future Operating Results — Liberty Respiratory.”

     Selling, General and Administrative Expenses

	Three Months Ended September 30,
		% Net		% Net
(in thousands)	2004	Revenues	2003	Revenues
Reported selling, general and administrative expenses	$49,568	44.5%	$47,591	45.2%
Select components of selling, general and administrative expenses:
Hurricane-related expenses	$1,476	1.3%	—	—
Retirement compensation charge	1,460	1.3	—	—
Direct-response advertising amortization	9,059	8.1	$10,890	10.3%
Provision for doubtful accounts	5,371	4.8	5,677	5.4
Employee compensation	$15,939	14.3%	$15,742	15.0%

     A reduction, due to the suspension of advertising for our Liberty Respiratory segment in December 2003, in direct-response advertising amortization as a percentage of net revenues, from 10.3% in the three months ended September 30, 2003 to 8.1% in the three months ended September 30, 2004, was the primary reason for the decrease in selling, general and administrative costs as a percentage of net revenues. At 10.3% of net revenues, direct-response advertising amortization for the three months ended September 30, 2004, would have been $2.42 million more than reported.

     Realized economies of scale resulting from our growing business and progress in our efforts to identify opportunities to streamline our business were other key factors in the improvement, as evidenced by the decrease in employee compensation as a percentage of net revenues due primarily to improved utilization of existing staff and fewer new hires. Had employee compensation remained at 15.0% of net revenues as reported in the three months ended September 30, 2003, the expense in the three months ended September 30, 2004 would have been approximately $783,000 higher than reported. Reductions in our provision for doubtful accounts as a percentage of net revenues, due primarily to improved cash collections, also contributed to the improvement. These economies of scale were partially offset by a $1.46 million one-time charge to selling, general and administrative expense related to the retirement of PolyMedica’s former General Counsel as well as $1.48 million of expenses incurred related to the two hurricanes sustained by our Florida-based businesses in the quarter ended September 30, 2004.

     Settlement Charge

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. Under the terms of the settlement agreement, we will make a one-time payment of $35 million and admit no wrongdoing. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for our estimate of the settlement amount and related costs, which is in addition to $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004. See Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” to our consolidated financial statements for further detail.

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, marketable securities and deferred compensation plan balances for the periods presented.

	Three Months Ended September 30,
(in thousands)	2004	2003	$ Change	% Change
Average cash, cash equivalents, marketable securities and deferred compensation plan balances	$98,888	$37,801	$61,087	161.6%
Investment income	$364	$104	$260	250.0%

     Investment income increased primarily as a result of higher average cash and cash equivalents balances, rising interest rates, and new short term investment instruments which yielded higher returns for the quarter ended September 30, 2004, as compared with the returns earned on investment holdings during the period ended September 30, 2003. In addition, we began investing a portion of the cash and cash equivalent balances in short term tax-exempt securities.

     Income Taxes

     The following table presents the income tax provision/(benefit) and effective tax rates for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
(in thousands)	2004	2003
Income tax provision/(benefit)	$(4,889)	$7,353
Effective tax rate	40.6%	37.8%

     The effective tax rates, excluding the effect of the settlement charge described below, for the three months ended September 30, 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the three months ended September 30, 2004, we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective tax rate for the current year excluding the settlement charge remained at 37.2%, the amount recorded in the first quarter of fiscal 2005.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of net revenues for the six months ended September 30, 2004 and 2003.

	Six Months Ended September 30,
(in thousands)	2004		2003
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change
Liberty Diabetes	$155,031	69.6%	$138,293	67.7%	12.1%
Liberty Respiratory	30,484	13.7	39,935	19.6	(23.7)
Pharmaceuticals	37,104	16.7	25,931	12.7	43.1

Total net revenues	$222,619	100.0%	$204,159	100.0%	9.0%

     Our growth during the six months ended September 30, 2004 as compared with the prior year comparable period was below expectations as a result of the disruption caused by the two hurricanes sustained by our Florida-based facilities, home of our Liberty Diabetes, Liberty Respiratory and Liberty Pharmacy businesses, in the quarter ended September 30, 2004. We have estimated that the hurricanes resulted in the loss of approximately $3.60 million of net revenues that we had forecasted for the fiscal 2005 second quarter, primarily related to our Liberty Diabetes segment.

     The increase in Liberty Diabetes net revenues of 12.1% was due primarily to the 12.0% growth in our patient base, which grew to 654,000 active patients as of September 30, 2004, from approximately 584,000 as of September 30, 2003. The average net revenue generated per shipment remained fairly consistent. The growth in our patient base was primarily due to the continued success of our direct-response advertising program.

     The decrease in Liberty Respiratory net revenues of 23.7% was due primarily to the reduction in reimbursement rates for inhalation drugs from 95% of AWP to 80% of AWP effective January 1, 2004 through enactment of the Medicare Modernization Act. In addition, due to the anticipated decline in revenues and earnings, we suspended all direct-response advertising for our Liberty Respiratory segment in December 2003, which resulted in a decline in our patient base of approximately 11.9% to 59,000 active patients as of September 30, 2004 from 67,000 active patients as of September 30, 2003. The new Medicare legislation is discussed in further detail in “Future Operating Results — Liberty Respiratory.”

     The increase in Pharmaceuticals net revenue was due primarily to the 56.4% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 77.1% of total Pharmaceuticals segment net revenues in the six months ended September 30, 2004, as compared with 70.6% in the six months ended September 30, 2003. The current patient base for these products consists primarily of our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of our operations.

     The growth of the other businesses included in this segment, the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our Massachusetts based facility, was less than that of Liberty Pharmacy. Revenues generated by our Massachusetts-based businesses represented less than 30% of the segment’s net revenues and less than 5% of total consolidated net revenues.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the six months ended September 30, 2004 and 2003.

	Six Months Ended September 30,
(in thousands)	2004		2003
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %
Gross margin:
Liberty Diabetes	$94,794	61.1%	$85,343	61.7%
Liberty Respiratory	24,506	80.4	32,871	82.3
Pharmaceuticals	15,225	41.0	11,916	46.0

Total gross margin	$134,525	60.4%	$130,130	63.7%

     Gross margin in the six months ended September 30, 2004, as compared with the six months ended September 30, 2003, decreased primarily as a result of the 15% cut in Medicare reimbursement for our Liberty Respiratory inhalation drugs and a 56.4% increase in Liberty Pharmacy sales, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range.

     A $500,000 increase in inventory reserves for shoes and inserts provided through our Liberty Diabetes segment, also contributed to the decline in overall gross margin. Due to the low profitability of these products, we discontinued offering them to our patients effective October 2004.

     We expect that our gross margin for the foreseeable future will be lower than it has been historically primarily as a result of the 15% Medicare reimbursement cuts for inhalation drugs currently in effect and further Medicare reimbursement reductions proposed by the Medicare Modernization Act and scheduled to take place January 1, 2005.

     Selling, General and Administrative Expenses

	Six Months Ended September 30,
(in thousands)		% Net		% Net
	2004	Revenues	2003	Revenues
Reported selling, general and administrative expenses	$95,186	42.8%	$93,122	45.6%
Select components of selling, general and administrative expenses:
Direct-response advertising amortization	$18,097	8.1%	$21,254	10.4%
Provision for doubtful accounts	10,815	4.9	11,330	5.6
Employee compensation	$31,568	14.2%	$30,800	15.1%

     A reduction in direct-response advertising amortization as a percentage of net revenues, from 10.4% in the six months ended September 30, 2003 to 8.1% in the six months ended September 30, 2004, due to in part to fewer advertisements run in the current year as a result of increased advertising rates and competition driven primarily by coverage of the presidential campaigns, was the primary reason for the decrease in selling, general and administrative costs as a percentage of net revenues. At 10.4% of net revenues, direct-response advertising amortization for the six months ended September 30, 2004, would have been $5.06 million more than reported.

     Realized economies of scale resulting from our growing business and progress in our efforts to identify opportunities to streamline our business were other key factors in the improvement, as evidenced by the decrease in employee compensation as a percentage of net revenues, which dropped approximately one net revenue percentage point, due primarily to improved utilization of existing staff and fewer new hires. Had employee compensation remained at

15.1% of net revenues as reported in the six months ended September 30, 2003, the expense in the six months ended September 30, 2004 would have been approximately $2.05 million higher than reported. Reductions in our provision for doubtful accounts as a percentage of net revenues, due primarily to improved cash collections, also contributed to the improvement.

     Settlement Charge

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. Under the terms of the settlement agreement, we will make a one-time payment of $35 million and admit no wrongdoing. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for our estimate of the settlement amount and related costs, which is in addition to $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004. See Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” to our consolidated financial statements for further detail.

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, marketable securities and deferred compensation plan balances for the periods presented.

	Six Months Ended September 30,
(in thousands)	2004	2003	$ Change	% Change
Average cash, cash equivalents, marketable securities and deferred compensation plan balances	$90,596	$35,781	$54,815	153.2%
Investment income	$580	$327	$253	77.4%

     Investment income increased primarily as a result of higher average cash and cash equivalents balances, rising interest rates, and new short term investment instruments which yielded higher returns for the six months ended September 30, 2004 as compared with the returns earned on investment holdings during the period ended September 30, 2003. In addition, we began investing a portion of the cash and cash equivalent balances in short term tax-exempt securities.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the periods presented.

	Six Months Ended September 30,
(in thousands)	2004	2003
Income tax provision	$3,269	$14,098
Effective tax rate	33.0%	37.8%

     The effective tax rates, excluding the effect of the settlement charge described below, for the six months ended September 30, 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the six months ended September 30, 2004 we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective tax rate for the current year excluding the settlement charge remained at 37.2%, the amount recorded in the first quarter of fiscal 2005.

     Liquidity and Capital Resources

     The following table summarizes our sources and uses of cash during the six months ended September 30, 2004 and 2003.

	Six Months Ended September 30,
(in thousands)	2004	2003
Net cash provided by operating activities	$37,168	$23,963
Net cash used for investing activities	(9,625)	(16,558)
Net cash provided by financing activities	1,136	1,010

Net change in cash and cash equivalents	$28,679	$8,415

     Our cash and cash equivalents balance increased $28.68 million from March 31, 2004, to $97.91 million as of September 30, 2004, due primarily to increased sales and improved accounts receivable collections, increased proceeds from common stock issuances related to the exercise of employee stock options, and progress in our efforts to identify opportunities to streamline our business, thereby reducing operating expenses.

     The growth of our business is funded primarily through cash flow from operations. The increase in cash flow from operations was driven primarily by increased sales and improved cash collections of accounts receivable as evidenced by the decrease in our quarterly days sales outstanding calculation, from 42 days in the second quarter of fiscal 2004 to 40 days in the second quarter of fiscal 2005. This collection improvement, coupled with $7.42 million less in income tax payments in the current year, partially offset by a $9.33 million increase in inventory levels in the six months ended September 30, 2004, as compared with a $1.95 million decrease in the six months ended September 30, 2003, resulted in increased cash flow provided by operations.

     The $6.93 million decrease in total cash used for investing activities in the six months ended September 30, 2004, as compared with the six months ended September 30, 2003, was primarily due to a $5.68 million decrease in property plant and equipment purchases and an increase of $5.64 million of proceeds from the sale or maturity of marketable securities, offset by a $5.48 million increase in purchases of customer lists. Property, plant and equipment purchases have decreased primarily as a result of reductions in building acquisitions and renovations in the current year as compared with the prior year.

     The $126,000 increase in total cash provided by financing activities in the six months ended September 30, 2004, as compared with the six months ended September 30, 2003, was due primarily to a $1.42 million decrease in capital lease and note payable obligations. This increase in cash flow from financing activities was offset by an increase of $1.94 million in cash dividend payments to shareholders in the six months ended September 30, 2004, as compared with the six months ended September 30, 2003. The current intention of our Board is to pay a cash dividend to PolyMedica common shareholders on a quarterly basis for the foreseeable future. We expect the quarterly cash dividend payment to average approximately $4.10 million. Other financing activities included an increase in proceeds from issuance of common stock and a decrease in amounts set aside for executive deferred compensation plans in the six months ended September 30, 2004, as compared with the six months ended September 30, 2003.

     On July 27, 2004, PolyMedica purchased for $5.50 million, certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including inventory and a customer list but excluding working capital, subject to a post-closing price adjustment based upon the number of customers we successfully sign up as Liberty Diabetes patients. The customer list is comprised of over 15,000 active patients, substantially all of whom are Medicare-eligible diabetics. From the purchase date through September 30, 2004, we had shipped to approximately 7,000 of these patients with the expectation of shipping to additional patients in the coming months. To the extent that we can reduce our incremental costs of attracting additional patients through acquisitions, we will do so. Going forward, we expect acquisitions to become an increasingly important means of growing our patient base.

     We believe that our cash, cash equivalents and marketable securities balance as of September 30, 2004 of $104.54 million, and cash flows generated from operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders and the $35 million investigation settlement payment discussed in further detail in Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” to our consolidated financial statements. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation and investigations, or additional reductions in Medicare reimbursement for our products. A significant portion of our net revenues in both our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. Effective January 1, 2005, the Medicare Modernization Act calls for further reductions in reimbursement rates for inhalation drugs, which we sell through our Liberty Respiratory segment, and reduces reimbursement rates for diabetes test strips and lancets by approximately 3%, which we sell through our Liberty Diabetes segment. For a further discussion of these reimbursement rate reductions, including their financial impact on our business, please see “Future Operating Results” — “Liberty Diabetes” and “Liberty Respiratory.”

FASB Exposure Drafts

     In March 2004, the FASB issued an exposure draft, “Stock-Based Payment” (“ED”). The proposed standard would be effective for periods beginning after June 15, 2005, therefore PolyMedica would be required to adopt the standard effective July 1, 2005. If the ED is adopted by the FASB, we will be required to report stock-based compensation expense at the grant date fair value of the related stock-based awards. We currently account for our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”) and have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). The adoption of this ED by the FASB and subsequently PolyMedica could have a material impact on our financial position and results of operations.

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

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement

     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reductions under the Medicare Modernization Act are discussed in “Future Operating Results” — “Liberty Diabetes” and “Liberty Respiratory.” Other reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

Litigation may materially adversely affect us

     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could have a material effect on our financial position and results of operations. Please see Item 3 of Part I, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, for a more complete description of this claim.

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our auditor, and this could have a negative impact on our stock price.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate the weaknesses the auditors could be required to issue an adverse opinion on our internal controls.

     Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

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

We plan to continue our expansion; if we do not manage our growth successfully, our growth and profitability may slow or stop

     The expansion of our operations has created significant demand on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

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

     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage on the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new patients. Such geopolitical events may in the foreseeable future have a negative impact on our results of operations.

The profitability of our Liberty Diabetes and Liberty Respiratory segments will decrease if we do not receive recurring orders from patients

     The profitability of our Liberty Diabetes and Liberty Respiratory segments depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing patient preferences, competitive price pressures, patient transition to extended care facilities, patient mortality and general economic conditions. We generally incur losses and negative cash flow with respect to the first order from a new patient, due primarily to the marketing and regulatory compliance costs associated with initial patient qualification.

We could experience significantly reduced profits from our Liberty Diabetes segment if new technologies that reduce or eliminate the need for consumable testing supplies are developed for glucose monitoring

     The majority of our Liberty Diabetes net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Liberty Diabetes segment.

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

We could be liable for harm caused by products that we sell

     The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. Our insurance may not provide adequate coverage.

We could lose patients and revenues to new or existing competitors

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

Loss of use of manufacturing or data storage facilities could significantly reduce revenues and profits from our businesses

     We manufacture substantially all of our prescription urology and suppository products and many of our AZO brand name products at our facility in Woburn, Massachusetts. In addition, we process and store most of our patient data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. We might also incur significant expense in remedying the problem or securing alternative manufacturing or data storage sources.

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

•	changes in reimbursement guidelines and amounts;

•	changes in regulations affecting the healthcare industry;

•	changes in suppliers;

•	the timing of patient orders;

•	the timing and cost of our advertising campaigns;

•	the timing of the introduction or acceptance of new products offered by us or our competitors; and

•	changes in the mix and costs of our products; product mix and costs are significantly influenced by the product brand chosen by the patients of our mail-order diabetes supply business. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in PolyMedica’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, for a complete description of our legal proceedings and Item 1 of Part II of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2004 for any material developments during the quarter ended June 30, 2004. Any material developments regarding these legal proceedings for the three months ended September 30, 2004 are set forth below.

     U.S. Attorney’s Office

     We disclosed in our prior quarterly and annual filings on Forms 10-Q and 10-K, respectively, that the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and the OIG, was investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. This investigation was civil and criminal.

     On November 3, 2004, we announced final settlement of the investigation and entered into a civil settlement agreement with the United States Department of Justice and the OIG. Under the terms of the settlement agreement, we will make a one-time payment of $35 million and admit no wrongdoing. This agreement was filed on a Form 8-K dated November 8, 2004. The Department of Justice and OIG have provided us with a release of all claims that were under investigation. For a discussion of the accounting implications of the $35 million payment, please see Note 6, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” to our consolidated financial statements for further detail.

     As part of the civil settlement, we have entered into a 5 year corporate integrity agreement which provides for an annual review of a sample of our Medicare claims by an independent review organization for a 3 to 5 year period, and further obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations. This corporate integrity agreement has also been filed on a Form 8-K dated November 8, 2004.

     We have also received a non-prosecution agreement, in which the United States Attorney’s Office for the Southern District of Florida has agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the investigation.

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

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004, opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. Discovery is ongoing in the underlying suit.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on September 17, 2004, the following proposals were submitted to a vote of our stockholders:

1. To elect the following three (3) nominee directors as Class III Directors of PolyMedica for the ensuing three years

Nominees for Election as Directors:	FOR	WITHHELD
Frank W. LoGerfo, M.D.	23,859,697	1,770,449
Marcia J. Hooper	23,426,376	2,203,770
Edward A. Burkhardt	24,966,775	663,371

2. To amend PolyMedica’s 2000 Stock Incentive Plan, increasing from 4,600,000 to 6,400,000 the number of shares available for issuance under the 2000 Stock Incentive Plan:

			BROKER NON-
FOR	AGAINST	ABSTAIN	VOTES
14,456,163	4,926,673	431,863	5,815,447

3. To ratify the selection by the Board of PricewaterhouseCoopers LLP as PolyMedica’s public accountants for the fiscal year ending March 31, 2005:

FOR	AGAINST	ABSTAIN
25,307,764	260,109	62,273

Item 6. Exhibits

     See Exhibit Index immediately following this report, which is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PolyMedica Corporation (registrant)
/s/ Patrick T. Ryan
Patrick T. Ryan
President and Chief Executive Officer (Principal Executive Officer)

/s/ Fred H. Croninger III
Fred H. Croninger III
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 9, 2004

Exhibit Index

Exhibit		Description
10.3	-	2000 Stock Incentive Plan, as amended at our Annual Meeting of Stockholders on September 17, 2004.
31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.