Form 10-Q
period 2004-12-31
POLYMEDICA CORP
filed 2005-02-09
CIK 878748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

     As of February 8, 2005, there were 27,742,686 shares of the registrant’s Common Stock issued and outstanding.

POLYMEDICA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PolyMedica Corporation

Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$60,174	$69,229
Marketable securities	6,997	7,421
Restricted cash	512	512
Accounts receivable (net of allowances of $32,276 and $29,700 as of December 31 and March 31, 2004, respectively)	70,473	63,828
Inventories	28,912	18,745
Deferred income taxes	18,331	18,331
Income tax receivable	—	2,530
Prepaid expenses and other current assets	6,069	4,438

Total current assets	191,468	185,034

Property, plant and equipment, net	61,605	61,659
Goodwill	5,946	5,946
Customer lists, net	7,926	383
Direct-response advertising, net	72,269	64,953
Other assets	555	1,193

Total assets	$339,769	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,441	$11,874
Accrued expenses	20,827	21,872
Current portion, capital lease obligations	551	292

Total current liabilities	30,819	34,038

Capital lease and other obligations	1,369	1,691
Deferred income taxes	24,611	24,611

Total liabilities	56,799	60,340
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,730,010 and 26,674,520 shares issued as of December 31 and March 31, 2004	277	267
Additional paid-in capital	151,858	136,236
Retained earnings	130,835	122,325

Total shareholders’ equity	282,970	258,828

Total liabilities and shareholders’ equity	$339,769	$319,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
Net revenues	$114,063	$106,463	$336,682	$310,622

Cost of sales	46,079	40,399	134,173	114,428

Gross margin	67,984	66,064	202,509	196,194

Selling, general and administrative expenses	45,934	62,733	141,120	155,855
Settlement charge	—	—	29,987	—

Income from operations	22,050	3,331	31,402	40,339

Other income and expense:
Investment income	424	174	1,004	501
Interest expense and other	(26)	(20)	(63)	(59)

	398	154	941	442

Income before income taxes	22,448	3,485	32,343	40,781
Income tax provision	8,351	1,317	11,620	15,415

Net income	$14,097	$2,168	$20,723	$25,366

Net income per weighted average share:

Basic	$0.51	$0.08	$0.76	$1.01
Diluted	$0.50	$0.08	$0.74	$0.98

Cash dividend per share	$0.15	$0.15	$0.45	$0.40

Weighted average shares, basic	27,501	25,645	27,216	25,062

Weighted average shares, diluted	28,162	26,636	27,841	25,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	Dec. 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,723	$25,366
Adjustments to reconcile net income to net cash flows:
Impairment of direct-response advertising	—	14,443
Depreciation and amortization	7,684	5,989
Deferred income taxes	—	(4,875)
Amortization of direct-response advertising	27,519	32,628
Direct-response advertising expenditures	(34,835)	(42,431)
Provision for bad debts	15,993	16,807
Provision for sales allowances/returns	13,219	14,792
Loss on disposal or sale of equipment	691	240
Loss on impairment of customer list	152	—
Stock-based compensation	—	246
Changes in assets and liabilities:
Accounts receivable	(35,857)	(20,870)
Income tax receivable	2,530	—
Inventories	(10,167)	(1,357)
Prepaid expenses and other assets	(1,694)	(454)
Accounts payable	(2,433)	(9,295)
Accrued expenses and other liabilities	(904)	7,661

Net cash flows provided by operating activities	2,621	38,890

Cash flows from investing activities:
Purchase of marketable securities	(10,535)	(11,448)
Proceeds from maturing marketable securities	10,958	5,799
Purchase of property, plant and equipment	(6,354)	(14,859)
Purchase of customer lists	(8,722)	(338)

Net cash flows used for investing activities	(14,653)	(20,846)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,632	17,318
Contributions to deferred compensation plans	(141)	(364)
Payment of dividends declared on common stock	(12,213)	(10,007)
Payment of capital lease and note payable obligations	(301)	(2,282)

Net cash flows provided by financing activities	2,977	4,665

Net change in cash and cash equivalents	(9,055)	22,709

Cash and cash equivalents at beginning of period	69,229	27,162

Cash and cash equivalents at end of period	$60,174	$49,871

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$979	$247
Disposal of equipment	1,304	664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

     Company

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies and related services, primarily to Medicare-eligible seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis, and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Accounting

     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended December 31, 2004 and 2003. Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2004 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2004 and our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2004 filed with the SEC on August 6 and November 9, 2004, respectively. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.

     Revenue Recognition and Accounts Receivable

     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. As a result, our contractual allowances are immaterial. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified.

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

     Approximately $71.13 million and $71.79 million of net revenues, or 62.4% and 67.4% of consolidated net revenues for the three months ended December 31, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. Approximately $213.75 million and $210.59 million of net revenues, or 63.5% and 67.8% of consolidated net revenues for the nine months ended December 31, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of December 31 and March 31, 2004, accounts receivable allowances were $32.28 million and $29.70 million, respectively, or 31.4% and 31.8% of gross accounts receivable, respectively.

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

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended December 31, 2004 and 2003, we provided for allowances for doubtful accounts at a rate of approximately 4.5% and 5.1% of net revenues, respectively. During the nine months ended December 31, 2004 and 2003, we provided for allowances for doubtful accounts at a rate of approximately 4.8% and 5.4% of net revenues, respectively.

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended December 31, 2004 and 2003, we provided for sales allowances at a rate of approximately 4.0% and 4.4% of gross revenues, respectively. During the nine months ended December 31, 2004 and 2003, we provided for sales allowances at a rate of approximately 3.8% and 4.5% of gross revenues, respectively.

     Accounting for Stock-Based Compensation

     Currently, PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25 and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS 123. Therefore, no stock-based employee compensation cost is currently reflected in net income for stock option issuances, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income	$14,097	$2,168	$20,723	$25,366
Add back: Stock compensation costs, net of related tax effect, on options granted below fair market value	—	32	—	154
Less: Stock compensation costs, net of related tax effect, had all employee options been recorded at fair value	(1,332)	(691)	(4,000)	(3,204)

Adjusted net income	$12,765	$1,509	$16,723	$22,316

Net income per weighted average share, basic, as reported	$0.51	$0.08	$0.76	$1.01
Net income per weighted average share, diluted, as reported	$0.50	$0.08	$0.74	$0.98
Adjusted net income per weighted average share, basic	$0.46	$0.06	$0.61	$0.89
Adjusted net income per weighted average share, diluted	$0.46	$0.06	$0.61	$0.86

     The fair value of each option granted during the three and nine months ended December 31, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
Dividend yield	1.71%	2.28%	1.89%	2.19%

Expected volatility	47.85%	91.70%	71.78%	92.74%

Risk-free interest rate	3.12%	3.25%	3.28%	2.80%

Expected life	3.75	5.0	4.53	5.0

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2004	2003
Weighted average fair value of each option granted	$12.30	$16.48	$16.12	$15.51

Weighted average fair value of each Employee Stock Purchase Plan right granted below fair value	$5.63	$8.00	$13.09	$5.73

PolyMedica Corporation
Notes to Consolidated Financial Statements

2. Inventories

    Inventories consist of the following:

	Dec. 31,	March 31,
(in thousands)	2004	2004
Raw materials	$1,460	$1,682

Work in process	571	526

Finished goods	26,881	16,537

	$28,912	$18,745

     Due to the medical nature of the products we provide, patients frequently request supplies before we have received the required written documentation, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documentation, included in inventories as of December 31 and March 31, 2004, is $2.85 million and $2.45 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required written documentation, if applicable, to bill Medicare, other third-party payers and patients, and to recognize revenue.

3. Goodwill and Other Intangible Assets

     We have two reportable segments with goodwill: the Liberty Diabetes segment which includes the Liberty Medical Supply, Inc. (“Liberty”) reporting unit; and the Pharmaceuticals segment which includes the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of December 31 and March 31, 2004, by reportable segment, were as follows:

	Dec. 31,	March 31,
(in thousands)	2004	2004
Goodwill:
Liberty Diabetes	$4,951	$4,951
Pharmaceuticals	995	995

Total consolidated goodwill	$5,946	$5,946

Customer lists:
Liberty Diabetes customer lists	$10,843	$2,273
Accumulated amortization	(2,917)	(1,890)

Total consolidated customer lists	$7,926	$383

PolyMedica Corporation
Notes to Consolidated Financial Statements

     On November 18, 2004, PolyMedica purchased for $3.03 million, certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including a customer list and certain other immaterial assets, but excluding working capital. The customer list is comprised of approximately 7,500 active customers, substantially all of whom are Medicare-eligible diabetics. From the purchase date through December 31, 2004, we had shipped to approximately 4,700 of these customers with the expectation of shipping to additional customers in the coming months.

     On July 27, 2004, PolyMedica purchased for $5.50 million, certain diabetes business assets of a direct-to-consumer provider of diabetes testing supplies, including a customer list and certain immaterial assets, but excluding working capital. The customer list is comprised of over 15,000 active customers, substantially all of whom are Medicare-eligible diabetics. From the purchase date through December 31, 2004, we had shipped to approximately 9,800 of these customers with the expectation of shipping to additional customers in the coming months.

     Amortization expense for intangible assets was approximately $637,000 and $32,000 for the three months ended December 31, 2004 and 2003, respectively, and approximately $1.03 million and $145,000 for the nine months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, amortization expense on existing intangibles for the remainder of fiscal 2005 and the next four fiscal years is as follows:

(table in thousands)
Fourth quarter of 2005	$711
2006	2,362
2007	2,036
2008	1,999
2009	818

Total	$7,926

4.  Direct-Response Advertising

     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Liberty Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses over a four-year period. The amortization rate is such that 55% of such costs are expensed on a straight-line basis over two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or changes in circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes products could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

     Due to the reduction in reimbursement rates for inhalation drugs under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act,”) we expect that our Liberty Respiratory segment will continue to generate less revenue and earnings than it has historically. As a result, we recorded a $14.44 million impairment charge of Liberty Respiratory’s direct-response advertising asset in December 2003 to adjust the asset’s carrying value down to its net realizable value.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2004	2003	2004	2003
Capitalized direct-response advertising	$12,606	$13,466	$34,835	$42,431

Direct-response advertising amortization	9,422	11,374	27,519	32,628

Impairment of direct-response advertising asset	—	14,443	—	14,443

Change in direct-response advertising asset, net	$3,184	$(12,351)	$7,316	$(4,640)

Beginning direct-response advertising asset, net	69,085	71,772	64,953	64,061

Ending direct-response advertising asset, net	$72,269	$59,421	$72,269	$59,421

5. New Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based compensation (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based compensation including shares, share options, and other equity instruments or that require settlement by the issuance of an entity’s shares or other equity instruments. We are required to adopt SFAS 123R effective July 1, 2005 and are currently in the process of evaluating its impact on our results of operations.

6.  Accrued Expenses

     Accrued expenses consist of the following:

	Dec. 31,	March 31,
(in thousands)	2004	2004
Compensation and benefits	$9,399	$9,514
Income tax payable	5,257	—
Other	6,171	12,358

	$20,827	$21,872

     As of December 31 and March 31, 2004 amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments. Amounts classified as other consisted primarily of a settlement accrual and amounts reserved for overpayments by Medicare and others, discussed below.

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice (“DOJ”) and the Office of Inspector General of the Department of Health and Human Services (“OIG”) regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was previously accrued for estimated overpayments by

PolyMedica Corporation
Notes to Consolidated Financial Statements

Medicare and others in the fiscal year ended March 31, 2004. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004. See Note 7, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office,” to our consolidated financial statements for further detail.

     As of December 31, 2004, there was $1.37 million of amounts reserved for overpayments by Medicare and others included in the other category in the table above, for amounts due to Medicare, secondary insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations furnished by our Liberty Respiratory segment, discussed in more detail in Note E to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004. We reduced the accrual related to the reimbursement formula for albuterol and ipratropium by $376,000 and $884,000 in the three and nine months ended December 31, 2004, respectively.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

7. Commitments and Contingencies

Contingencies

U.S. Attorney’s Office – settled on November 3, 2004

     We disclosed previously that the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and the OIG, was investigating allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. This investigation was civil and criminal.

     On November 3, 2004, we entered into a civil settlement agreement with the DOJ and the OIG. In accordance with the terms of the settlement agreement, we made a one-time payment of $35 million in November 2004. Under the agreement, we admitted no wrongdoing and were provided with a release of all claims under investigation, covering the period from October 1, 1998 to June 30, 2002, by the DOJ and OIG. In addition, the government’s release included the billing issue for the period from August 1, 1997 through June 30, 2003, studied by an outside consulting firm as described in more detail in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004. No additional payments will be required in connection with the results of the study conducted by this outside consulting firm, including the previously disclosed $12 million contingency relating to a category of claims where our documentation was consistent with the quantity of supplies shipped and billed, but was not strictly in accordance with Medicare rules. The agreement reflects that the parties entered into the settlement to avoid the risk and expense of continued investigation and litigation.

     As part of the civil settlement, on November 8, 2004 we entered into a five-year corporate integrity agreement. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 3 to 5 year period, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations.

     We have also received a non-prosecution agreement, in which the United States Attorney’s Office for the Southern District of Florida has agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the criminal investigation.

PolyMedica Corporation
Notes to Consolidated Financial Statements

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

8. Segment Information

     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. The segments are as follows:

     Liberty Diabetes – Through our Liberty Diabetes segment, we provide diabetes testing supplies and related products and services to patients suffering from diabetes and related chronic diseases. We communicate directly with our patients and their physicians on a regular basis, and we bill Medicare and third-party insurers on behalf of our patients. We offer a wide array of diabetes supplies from a broad range of manufacturers.

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

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to each Liberty reporting

PolyMedica Corporation
Notes to Consolidated Financial Statements

unit primarily in accordance with the reporting unit’s relative percentage of total Liberty net revenues, employees and square footage in addition to management’s estimates.

     Effective for the quarter ended June 30, 2004, we changed the way we segment cash, cash equivalents and marketable securities, in order to reflect how management currently views these assets. Segment assets belonging to PolyMedica’s corporate headquarters, which included $67.17 million and $76.65 million of cash, cash equivalents and marketable securities as of December 31 and March 31, 2004, respectively, are not allocated as they are considered separately for management evaluation purposes.

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

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2004	2003	2004	2003
Net Revenues:
Liberty Diabetes	$78,656	$68,891	$233,687	$207,184
Liberty Respiratory	14,378	20,349	44,862	60,284
Pharmaceuticals	21,029	17,223	58,133	43,154

Total	$114,063	$106,463	$336,682	$310,622

Depreciation and Amortization Expense:
Liberty Diabetes	$11,067	$8,114	$30,489	$23,001
Liberty Respiratory	1,070	5,159	4,165	15,097
Pharmaceuticals	196	181	548	519

Total	$12,333	$13,454	$35,202	$38,617

Income before Income Taxes:
Liberty Diabetes	$13,821	$11,407	$39,843	$34,467
Liberty Respiratory	6,172	5,986	17,746	16,744
Pharmaceuticals	2,455	3,676	4,741	7,154
Settlement accrual adjustments	—	(3,141)	(29,987)	(3,141)
Impairment of direct-response advertising, asset	—	(14,443)	—	(14,443)

Total	$22,448	$3,485	$32,343	$40,781

	Dec. 31,	March 31,
	2004	2004
Segment assets:
Liberty Diabetes	$210,198	$178,030
Liberty Respiratory	19,642	21,667
Pharmaceuticals	21,901	18,838
Corporate Headquarters	88,028	100,633

Total	$339,769	$319,168

PolyMedica Corporation
Notes to Consolidated Financial Statements

9. Shareholders’ Equity – Cash Dividends and Stock Incentive Plan

     In the quarter ended December 31, 2004, we paid a $0.15 per share cash dividend on 27,375,292 common shares outstanding for a total payment of $4.10 million to our common shareholders of record as of the close of business on November 5, 2004, as compared to a $0.15 per share cash dividend on 25,575,878 common shares outstanding for a total payment of $3.84 million to our common shareholders of record as of the close of business on November 5, 2003. In the nine months ended December 31, 2004 and 2003, we paid total cash dividends of $12.21 million and $10.01 million, respectively, to our common shareholders of record.

     At our Annual Meeting of Stockholders, held on September 17, 2004, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing the number of shares authorized for issuance under the plan from 4,600,000 shares to 6,400,000 shares.

10. Calculations of Earnings Per Share

     Calculations of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$14,097	$2,168	$20,723	$25,366

BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	27,501	25,645	27,216	25,062
Net income per weighted average share, basic	$0.51	$0.08	$0.76	$1.01

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	27,501	25,645	27,216	25,062
Weighted average dilutive common stock equivalents	661	991	624	868

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	28,162	26,636	27,841	25,930
Net income per weighted average share, diluted	$0.50	$0.08	$0.74	$0.98

     Potentially Dilutive Stock Options

     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 412,500 outstanding options not included in the diluted earnings per share computation for the three months ended December 31, 2004 and none in the three months ended December 31, 2003. During the nine months ended December 31, 2004 and 2003, outstanding options to purchase 486,500 and 361,750 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

11. Comprehensive Income

     Our total comprehensive income is equal to our net income for the three and nine months ended December 31, 2004 and 2003. Unrealized gains (losses) on investments were not material for any periods presented.

PolyMedica Corporation
Notes to Consolidated Financial Statements

12.	Subsequent Events

     On January 21, 2005, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on February 4, 2005, payable on February 15, 2005.

     On January 28, 2005, Liberty entered into an agreement to purchase for $17.10 million certain assets, consisting of a customer list, real estate, inventory, equipment and furniture from National Diabetic Assistance Corporation, a direct-to-consumer provider of respiratory and diabetic testing supplies.

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

Overview

     PolyMedica Corporation was organized in 1988 and has been in the medical product and pharmaceutical business for over 15 years. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies and related services, primarily to Medicare-eligible seniors, and provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis, and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to Medicare-eligible seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to our existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Liberty Diabetes

     Through our Liberty Diabetes segment we provide diabetes testing supplies and related products and services to our patients suffering from diabetes. As of December 31, 2004, we had approximately 674,000 active diabetes patients, compared to approximately 601,000 active patients as of December 31, 2003. Approximately 98.0% of our Liberty Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:

•	providing mail order delivery of supplies directly to our patients’ homes;

•	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing 24-hour telephone support to patients; and

•	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.

     The Medicare Modernization Act froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 is 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its patients. No further adjustments for test strips and lancets are expected for calendar year 2006. Based on our interpretation of the Medicare Modernization Act, we currently expect an overall reduction in reimbursement rates for test strips and lancets of approximately 3.1% in calendar year 2005.

     The Medicare Modernization Act also contains provisions that may have a positive effect on the future performance of our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. In addition, the Medicare Modernization Act provides for coverage of insulin and syringes beginning January 1, 2006. The Medicare Modernization Act also establishes a program for competitive bidding of certain durable medical equipment items, including diabetes test strips, beginning in 2007. The program is expected to be implemented in the ten largest metropolitan areas in 2007 and then gradually implemented in less concentrated areas of the United States. If the Liberty Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Liberty Diabetes segment could be negatively affected.

     Liberty Respiratory

     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to our patients suffering from COPD and other breathing disorders. As of December 31, 2004, we had approximately 56,000 active respiratory patients, down from approximately 68,000 active patients as of December 31, 2003. Through our Liberty Respiratory segment we deliver respiratory medications and supplies to our patients’ homes and bill Medicare and/or private insurance companies (if applicable) directly for those prescription respiratory medications and supplies that are reimbursable.

     The Medicare Modernization Act, signed into law on December 8, 2003, provided for a reduction in reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Specifically, beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price to 80% of the average wholesale price. Beginning January 1, 2005, reimbursement rates for inhalation drugs were reduced to 106% of the average price of sales by manufacturers, a new benchmark that is determined each quarter by sales data submitted by the drug manufacturers to CMS, plus a dispensing fee. On November 2, 2004, in the final Physician Fee Schedule Rule for calendar 2005 issued by CMS (CMS-1429-FC), CMS announced that it would pay a dispensing fee during calendar 2005 of $57 per 30-day order or $80 per 90-day order in addition to the 106% of the average price of sales by manufacturers payment for inhalation drugs. The benefit of receiving this dispensing fee will be that it should allow us to stay in the business of providing these drugs to our patients until December 31, 2005 and at the same time allow us the opportunity to look at a number of initiatives within the area of chronic pulmonary disease. While Liberty Respiratory net revenues and margins will be dramatically reduced beginning January 1, 2005 as a result of these reimbursement cuts, we expect the business to be marginally profitable going forward. Reimbursement rates and dispensing fees for these products are highly uncertain beginning in calendar 2006, and we cannot predict our ability to provide inhalation drugs beyond calendar 2005. Despite the changing reimbursement landscape and the lack of television advertising to attract new respiratory patients, our respiratory medication business is performing better than expected. Our patients continue to reorder in a predictable manner. We are evaluating opportunities to continue to build the relationship with these patients including possible distribution of oxygen, although the barriers to entry are significant.

     As a result of the reimbursement reductions described above, net revenues for the three and nine months ended December 31, 2004, as compared with the comparable prior year periods, decreased 29.3% and 25.6%, respectively.

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

     The Medicare Modernization Act establishes a voluntary prescription drug benefit under the Medicare program. Beginning January 1, 2006, coverage will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs. The implementation of this benefit has yet to be clearly defined. Dependent upon the terms of the program’s implementation, the outcome could negatively impact the operating results of Liberty Pharmacy, included in our Pharmaceuticals segment.

     Liberty Pharmacy was one of only 27 applicants to be approved as an issuer of a national Medicare-approved card. This Medicare-approved prescription drug discount card program went into effect in June 2004. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its own Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of operations.

     In December 2003, the service benefit administrator of the Federal Employee Program, which we refer to as FEP, notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change would be subsequent to January 1, 2005. If the reimbursement change is implemented as proposed, processing these supplies and medications as a pharmacy benefit would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We are continuing to evaluate the impact of this change. The FEP program currently comprises a substantial portion of Liberty Pharmacy’s net revenues.

Critical Accounting Policies

     There have been no material changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004.

Recent Developments

     In January 2005 we confirmed with the Centers for Medicare and Medicaid Services (“CMS”) that it has reduced the burdens on suppliers to obtain an assignment of benefits (“AOB”) from Medicare beneficiaries in certain circumstances. Specifically, CMS confirmed that its new rules that became effective for shipments on or after January 1, 2005 no longer require a supplier to obtain an AOB from a Medicare beneficiary in the event that Medicare payment may only be made on an assignment-related basis (whether by statute or Medicare rule, including DMERC coverage rules) for the item or service in question or where the supplier is a Medicare participating supplier. This new exception to the longstanding AOB requirements is now codified in federal regulations at 42 C.F.R. 425.55(c). As Liberty and Liberty Home Pharmacy are participating suppliers (i.e. have a formal participation agreement with CMS, not just a Medicare billing number), we may take advantage of this new exception for all items and services we furnish through these reporting units. However, CMS has stated that the supplier must continue to obtain a signed authorization from the patient to bill Medicare. We are seeking further clarification, because a requirement of obtaining a signed authorization to bill appears contrary to the cost-saving purpose of the new regulations. Therefore, the impact of the new regulations on our future operating results is not yet clear. This change applies to all items and services furnished on or after January 1, 2005.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31,
	2004		2003
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Liberty Diabetes	$78,656	69.0%	$68,891	64.7%	14.2%
Liberty Respiratory	14,378	12.6	20,349	19.1	(29.3)
Pharmaceuticals	21,029	18.4	17,223	16.2	22.1

Total net revenues	$114,063	100.0%	$106,463	100.0%	7.1%

     The increase in Liberty Diabetes net revenues of 14.2% was due primarily to the 12.1% growth in our patient base, which grew to 674,000 active patients as of December 31, 2004, from approximately 601,000 as of December 31, 2003. The growth in our patient base was primarily due to the continued success of our direct-response advertising program and customer list acquisitions. The average net revenue generated per shipment remained fairly consistent this year, as compared with last year’s third quarter.

     The decrease in Liberty Respiratory net revenues of 29.3% was due primarily to the reduction in reimbursement rates for inhalation drugs from 95% of the average wholesale price to 80% of the average wholesale price effective January 1, 2004 as a result of enactment of the Medicare Modernization Act. In anticipation of further reimbursement reductions, we suspended direct-response television advertising for our Liberty Respiratory segment in December 2003, resulting in the decline in our patient base of approximately 17.6% to 56,000 active patients as of December 31, 2004 from 68,000 active patients as of December 31, 2003. The new Medicare legislation is discussed in further detail in “Overview – Liberty Respiratory.”

     The increase in Pharmaceuticals net revenues was due primarily to the 49.6% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 81.8% of total Pharmaceuticals segment net revenues in the three months ended December 31, 2004, as compared with 66.8% in the three months ended December 31, 2003. The current patient base for these products consists primarily of our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. In addition, the drug discount card may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of operations.

     The growth of the other businesses included in this segment, the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our Massachusetts based facility, was less than that of Liberty Pharmacy. Revenues generated by our Massachusetts-based businesses in the three months ended December 31, 2004, represented less than 20% of the segment’s net revenues and less than 5% of total consolidated net revenues.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31,
	2004		2003
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %
Gross margin:
Liberty Diabetes	$48,135	61.2%	$40,845	59.3%
Liberty Respiratory	11,525	80.2	16,808	82.6
Pharmaceuticals	8,324	39.6	8,411	48.8

Total gross margin	$67,984	59.6%	$66,064	62.1%

     Gross margin in the three months ended December 31, 2004, as compared with the three months ended December 31, 2003, decreased primarily as a result of the 15% cut in Medicare reimbursement for our Liberty Respiratory inhalation drugs and a 49.6% increase in Liberty Pharmacy sales, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range.

     We expect that our gross margin for the foreseeable future will be lower than it has been historically primarily as a result of the 15% Medicare reimbursement reductions for inhalation drugs that went into effect January 1, 2004 and further Medicare reimbursement reductions that went into effect January 1, 2005. See “Overview – Liberty Diabetes and Liberty Respiratory.”

Selling, General and Administrative Expenses

	Three Months Ended December 31,
		% Net		% Net
(in thousands)	2004	Revenues	2003	Revenues
Reported selling, general and administrative expenses	$45,934	40.3%	$62,733	58.9%

Select components of selling, general and administrative expenses:

Direct-response advertising impairment	$—	—%	$14,443	13.6%
Provision for doubtful accounts	5,178	4.5	5,478	5.1
Direct-response advertising amortization	$9,422	8.3%	$11,374	10.7%

     The decrease in reported selling, general and administrative expenses as a percentage of net revenues from 58.9% for the three months ended December 31, 2003 to 40.3% for the three months ended December 31, 2004, was primarily driven by the $14.44 million impairment charge recorded in the three months ended December 31, 2003 to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value as a result of the Medicare reimbursement reductions for inhalation drugs under the Medicare Modernization Act.

     A reduction in direct-response advertising amortization as a percentage of net revenues from 10.7% in the three months ended December 31, 2003 to 8.3% in the three months ended December 31, 2004, due to the suspension of advertising for our Liberty Respiratory segment in December 2003, also contributed to the decrease in selling, general and administrative expenses as a percentage of net revenues.

     Reductions in our provision for doubtful accounts as a percentage of net revenues, due primarily to improved collection experience also contributed to the improvement (for a discussion of the approximate $20 million increase in net accounts receivable from September 30 to December 31, 2004, see “Liquidity and Capital Resources.”)

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, marketable securities and deferred compensation plan balances for the periods presented.

	Three Months Ended December 31,
(in thousands)	2004	2003	$ Change	% Change
Average cash, cash equivalents, marketable securities and deferred compensation plan balances	$86,212	$51,448	$34,764	67.6%
Investment income	$424	$174	$250	143.0%

     Investment income increased primarily as a result of higher average cash and cash equivalents balances, rising interest rates, and new short term investment instruments which yielded higher returns for the quarter ended December 31, 2004, as compared with the returns earned on investment holdings during the quarter ended December 31, 2003.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31,
(in thousands)	2004	2003
Income tax provision	$8,351	$1,317
Effective tax rate	37.2%	37.8%

     The effective tax rates for the three months ended December 31, 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of net revenues for the nine months ended December 31, 2004 and 2003.

	Nine Months Ended December 31,
	2004		2003
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Liberty Diabetes	$233,687	69.4%	$207,184	66.7%	12.8%
Liberty Respiratory	44,862	13.3	60,284	19.4	(25.6)
Pharmaceuticals	58,133	17.3	43,154	13.9	34.7

Total net revenues	$336,682	100.0%	$310,622	100.0%	8.4%

     The increase in Liberty Diabetes net revenues of 12.8% was due primarily to the 12.1% growth in our patient base, which grew to 674,000 active patients as of December 31, 2004, from approximately 601,000 as of December 31, 2003. The average net revenue generated per shipment remained fairly consistent. The growth in our patient base was primarily due to the continued success of our direct-response advertising program.

     Our growth during the nine months ended December 31, 2004 as compared with the prior year comparable period was below expectations as a result of the disruption caused by the two hurricanes sustained by our Florida-based facilities, home of our Liberty Diabetes, Liberty Respiratory and Liberty Pharmacy businesses, in the quarter ended September 30, 2004. We have estimated that the hurricanes resulted in the loss of approximately $3.60 million of net revenues that due to the 90-day supply cycle and timing of the hurricanes at the end of the second quarter, cannot be recovered in fiscal year 2005.

     The decrease in Liberty Respiratory net revenues of 25.6% was due primarily to the reduction in reimbursement rates for inhalation drugs from 95% of the average wholesale price to 80% of the average wholesale price effective January 1, 2004 as a result of enactment of the Medicare Modernization Act. In addition, due to the anticipated decline in revenues and earnings, we suspended direct-response television advertising for our Liberty Respiratory segment in December 2003, which resulted in a decline in our patient base of approximately 17.6% to 56,000 active patients as of December 31, 2004 from 68,000 active patients as of December 31, 2003. The new Medicare legislation is discussed in further detail in “Overview – Liberty Respiratory.”

     The increase in Pharmaceuticals net revenue was due primarily to the 53.7% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 78.8% of total Pharmaceuticals segment net revenues in the nine months ended December 31, 2004 compared with 69.1% in the nine months ended December 31, 2003. The current patient base for these products consists primarily of our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006. This benefit may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. In addition, the drug discount card may be voluntarily elected by certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. Liberty Pharmacy began distributing its Medicare approved drug discount card to patients and their spouses in May 2004. To date, our involvement in the drug discount card program has not materially benefited our results of operations.

     The growth of the other businesses included in this segment, the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our Massachusetts based facility, was less than that of Liberty Pharmacy. Revenues generated by our Massachusetts-based businesses represented less than 25% of the segment’s net revenues and less than 5% of total consolidated net revenues.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the nine months ended December 31, 2004 and 2003.

	Nine Months Ended December 31,
	2004		2003
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %
Gross margin:
Liberty Diabetes	$142,929	61.2%	$126,188	60.9%
Liberty Respiratory	36,031	80.3	49,679	82.4
Pharmaceuticals	23,549	40.5	20,327	47.1

Total gross margin	$202,509	60.1%	$196,194	63.2%

     Gross margin in the nine months ended December 31, 2004, as compared with the nine months ended December 31, 2003, decreased primarily as a result of the 15% cut in Medicare reimbursement for our Liberty Respiratory inhalation drugs and a 53.7% increase in Liberty Pharmacy sales, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range.

     A $500,000 increase in inventory reserves for shoes and inserts provided through our Liberty Diabetes segment, also contributed to the decline in overall gross margin. Due to the low profitability of these products, we discontinued offering them to our patients effective October 2004.

     We expect that our gross margin for the foreseeable future will be lower than it has been historically primarily as a result of the 15% Medicare reimbursement cuts for inhalation drugs that went into effect January 1, 2004 and further Medicare reimbursement reductions that went into effect January 1, 2005. See “Overview – Liberty Diabetes and Liberty Respiratory.”

     Selling, General and Administrative Expenses

	Nine Months Ended December 31,
		% Net		% Net
(in thousands)	2004	Revenues	2003	Revenues

Reported selling, general and administrative expenses	$141,120	41.9%	$155,855	50.2%

Select components of selling, general and administrative expenses:

Direct-response advertising amortization	$27,519	8.2%	$32,628	10.5%
Impairment of direct-response advertising asset	—	—	14,443	4.7
Provision for doubtful accounts	15,993	4.8	16,807	5.4
Employee compensation	$47,897	14.2%	$47,336	15.2%

     The decrease in reported selling, general and administrative expenses as a percentage of net revenues from 50.2% for the nine months ended December 31, 2003 to 41.9% for the nine months ended December 31, 2004, was primarily driven by the $14.44 million impairment charge recorded in the nine months ended December 31, 2003 to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value as a result of the Medicare reimbursement reductions for inhalation drugs under the Medicare Modernization Act.

     Amortization of direct-response advertising as a percentage of net revenues decreased from 10.5% in the nine months ended December 31, 2003, to 8.2% in the nine months ended December 31, 2004, due primarily to a $7.60 million decrease in direct-response advertising expenditures. This decrease is primarily the result of the December 2003 suspension of Liberty Respiratory’s direct-response advertising program. At 10.5% of net revenues, direct-response advertising amortization for the nine months ended December 31, 2004, would have been $7.83 million more than reported.

     Realized economies of scale resulting from our growing business and progress in our efforts to identify opportunities to streamline our business were other key factors in the improvement, as evidenced by the decrease in employee compensation as a percentage of net revenues, due primarily to improved utilization of existing staff and fewer new hires. Had employee compensation remained at 15.2% of net revenues as reported in the nine months ended December 31, 2003, the expense in the nine months ended December 31, 2004 would have been approximately $3.30 million higher than reported.

     Also contributing to the improvement in selling, general and administrative expenses as a percentage of net revenues, was a reduction in our provision for doubtful accounts as a percentage of net revenues, due primarily to improved collection experience (for discussion of the approximate $20 million increase in net accounts receivable from September 30 to December 31, 2004, see “Liquidity and Capital Resources.”)

     Settlement Charge

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the DOJ and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004. See Note 7, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” and Note 6, “Accrued Expenses”, to our consolidated financial statements for further detail. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004.

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, marketable securities and deferred compensation plan balances for the periods presented.

	Nine Months Ended December 31,
(in thousands)	2004	2003	$ Change	% Change

Average cash, cash equivalents, marketable securities and deferred compensation plan balances	$72,650	$44,036	$28,614	65.0%
Investment income	$1,004	$501	$503	100.2%

     Investment income increased primarily as a result of higher average cash and cash equivalents balances, rising interest rates, and new short term investment instruments which yielded higher returns for the nine months ended December 31, 2004 as compared with the returns earned on investment holdings during the nine months ended December 31, 2003.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the periods presented.

	Nine Months Ended December 31,
(in thousands)	2004	2003

Income tax provision	$11,620	$15,415
Effective tax rate	35.9%	37.8%

     The effective tax rates, excluding the effect of the settlement charge described below, for the nine months ended December 31, 2004 and 2003 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the nine months ended December 31, 2004 we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective tax rate for the current year excluding the settlement charge remained at 37.2%.

Liquidity and Capital Resources

     The following table summarizes our sources and uses of cash during the nine months ended December 31, 2004 and 2003.

	Nine Months Ended December 31,
(in thousands)	2004	2003

Net cash provided by operating activities	$2,621	$38,890
Net cash used for investing activities	(14,653)	(20,846)
Net cash provided by financing activities	2,977	4,665

Net change in cash and cash equivalents	$(9,055)	$22,709

     Our cash and cash equivalents balance decreased $9.06 million from March 31, 2004, to $60.17 million as of December 31, 2004, driven primarily by the $35 million payment to the DOJ in November 2004, in accordance with the settlement agreement reached on November 3, 2004 and discussed in more detail in Note 7, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” and Note 6, “Accrued Expenses,” to our consolidated financial statements.

     Also contributing to the decrease in cash flow from operations were lower cash collections during the quarter ended December 31, 2004. As part of the settlement agreement with the DOJ and OIG, we entered into a five-year corporate integrity agreement that, among other things, provides for an annual review of a sample of our Medicare claims by an independent review organization. To provide the best possible assurance that the documents we currently have on file for our existing patients, as well as the documents we are collecting for new patients, meet all required standards, management made the decision during the quarter to examine and re-verify all documents, essentially a double check, related to existing patients as shipments to those patients were made. As a result, we reviewed approximately 600,000 documents associated with shipments made to existing patients during the last eight weeks of the quarter. Billing for shipments made during the period was postponed until the re-verification process for each shipment had been completed. As a result, billing to Medicare and others for shipments to existing patients that took place during the last eight weeks of the quarter was delayed, as management had expected, producing a corresponding delay in collections, causing approximately $20 million of the total reported $35.86 million increase in our net accounts receivable, and a reduction in net cash flows provided by operating activities in the quarter ended December 31, 2004. This is evidenced by the increase in our quarterly days sales outstanding from 43 days in the third quarter of fiscal 2004 to 56 days in the third quarter of fiscal 2005. Although we will continue to re-verify documents not previously re-verified, we anticipate this effort to be substantially completed in the fourth quarter, and we do not anticipate the re-verification process to have a significant adverse effect on collections in the fourth quarter. Accordingly, we expect quarterly days sales outstanding to decrease in the quarter ending March 31, 2005. As a result of our re-verification effort, we identified approximately $600,000 of shipments made during the period, representing less than 1% of total net revenues reported for the quarter ended December 31, 2004, for which it was unclear that we had adequate documentation to bill the claim. Accordingly, we neither billed nor recorded revenue for those claims and are in the process of collecting better supporting documents for those claims from our patients and their physicians.

     In addition to the increase in our accounts receivable, there was a $10.17 million increase in reported inventory levels during the nine months ended December 31, 2004. The increase in purchasing activity was conducted to secure favorable inventory pricing. Inventory levels are expected to decline in the quarter ending March 31, 2005.

     Partially offsetting the decline in collections and increased inventory purchases, was a $9.82 million reduction in income tax payments in the nine months ended December 31, 2004, as compared with the nine months ended December 31, 2003. The lower tax payments in the nine months ended December 31, 2004, as compared with the prior year comparable period, were primarily the result of lower reported net income in the nine months ended December 31, 2004 due to the $29.99 million settlement charge recorded in the second quarter of fiscal 2005.

     The $6.19 million decrease in total cash used for investing activities in the nine months ended December 31, 2004, as compared with the nine months ended December 31, 2003, was primarily due to a $8.50 million decrease in property, plant and equipment purchases and an increase of $5.16 million in proceeds realized from maturing marketable securities, offset by a $8.38 million increase in purchases of certain diabetes business assets from other direct-to-consumer providers of diabetes testing supplies. Property, plant and equipment purchases have decreased primarily as a result of substantial reductions in building acquisitions and renovation expenditures in the current year as compared with the prior year.

     On November 18 and July 27, 2004, PolyMedica purchased for $3.03 million and $5.50 million, respectively, certain diabetes business assets of two direct-to-consumer providers of diabetes testing supplies, including customer lists and certain other immaterial assets but excluding working capital. In aggregate, the customer lists are comprised of over 22,500 active customers, substantially all of whom are Medicare-eligible diabetics. To the extent that we can reduce our incremental costs of attracting additional customers through acquisitions, we will do so. Going forward, we expect acquisitions to become an increasingly important means of growing our patient base.

     The $1.69 million decrease in total cash provided by financing activities in the nine months ended December 31, 2004, as compared with the nine months ended December 31, 2003, was due primarily to a $2.21 million increase in cash dividend payments to shareholders in the current year. The current intention of our Board is to pay a cash dividend to PolyMedica common shareholders on a quarterly basis for the foreseeable future. We expect the quarterly cash dividend payment to be approximately $4 million. A decrease of $1.69 million in cash received from the issuance of common stock in connection with stock option exercises from $17.32 million in the nine months ended December 31, 2003 to $15.63 million in the nine months ended December 31, 2004, was offset by a $1.98 million decrease in payments for capital lease and note payable obligations.

     We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2004 of $67.17 million, and cash flows generated from future operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital and funds generated from operations. Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or additional reductions in Medicare reimbursement for our products. A significant portion of our net revenues in both our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. In accordance with the Medicare Modernization Act, on January 1, 2005 further reductions in reimbursement rates for inhalation drugs, which we sell through our Liberty Respiratory segment, became effective and reimbursement rates for diabetes test strips and lancets, which we sell through our Liberty Diabetes segment, were also reduced by approximately 3%. For a further discussion of these reimbursement rate reductions, including their financial impact on our business, please see “Overview” – “Liberty Diabetes” and “Liberty Respiratory.”

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

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement

     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reductions under the Medicare Modernization Act are discussed in“Overview” – “Liberty Diabetes” and “Liberty Respiratory.” Other reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor

     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Please see Item 3 of Part I, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, for a more complete description of this claim.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). We must include in our fiscal 2005 annual report on Form 10-K, including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent auditors’ attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for presentation to and review by our independent auditors. There can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected and we would potentially be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq National Market.

The market price of our common stock has been, and may continue to be, volatile, which may affect our stockholders’ ability to sell our common stock at a profit

     The trading price of our common stock has been volatile and is likely to continue to be volatile. The stock market in general, and the market for healthcare-related companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. Investors may not be able to sell their common stock at or above the price at which they purchased the stock. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors’ perceptions of us and general economic, industry and market conditions.

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

Geopolitical events may reduce our ability to obtain favorable advertising rates for our direct-response advertising efforts, which may increase our expenses and/or lead to a reduction in revenues

     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage on the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new patients since we reduced our advertising. Such geopolitical events may in the foreseeable future have a negative impact on our results of operations. by increasing our expenses and/or leading to a reduction in our revenues.

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

We could experience a charge to earnings as a result of an impairment of our goodwill or other intangible assets

     We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. The valuation of our goodwill and other intangible assets is based upon the results of these impairment tests. Changes in assumptions used and forecasted results of operations for the reporting unit carrying goodwill or other intangible assets, could affect the quantification of an impairment value, should one exist.

We could be liable for harm caused by products that we sell and may incur significant expenses in connection with the defense of any product liability claims

     The sale of medical products entails the risk that users will make product liability claims. If any such product liability claim is successful, we could be liable for a significant amount of damages. Even if we are ultimately successful on the merits of any such claim, we could incur significant expenses in connection with the defense of any such claim. Our insurance may not provide adequate coverage for any such damages and/or expenses.

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

Loss of use of manufacturing or data storage facilities could significantly reduce revenues and profits from our businesses

     We manufacture substantially all of our prescription urology and suppository products and many of our AZO brand name products at our facility in Woburn, Massachusetts. In addition, we process and store most of our patient data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in 2004, excluding amounts that may be reimbursed to us through our business interruption and property and casualty insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1 million.

If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products and/or may incur fines and other expenses

     The majority of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur fines and other expenses until we are in compliance with the regulations or change to another acceptable supplier.

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

-	changes in reimbursement guidelines and amounts;

-	changes in regulations affecting the healthcare industry;

-	changes in suppliers;

-	the timing of patient orders;

-	the timing and cost of our advertising campaigns;

-	the timing of the introduction or acceptance of new products offered by us or our competitors; and

-	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by the patients of our mail-order diabetes supply business. We provide a wide range of product brand

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

We may make acquisitions that will strain our financial and operational resources

     We regularly review potential acquisitions of businesses’ products and assets. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

-	diversion of the attention of senior management from important business matters;

-	amortization of substantial intangible assets;

-	difficulty in retaining key personnel of an acquired business;

-	lack of adequate internal controls over financial reporting;

-	failure to assimilate operations of an acquired business;

-	possible operating losses and expenses of an acquired business;

-	exposure to legal claims for activities of an acquired business prior to acquisition; and

-	incurrence of debt and related interest expense.

We may issue preferred stock with rights senior to our common stock

     Our articles of organization authorize the issuance of up to 2,000,000 shares of preferred stock without shareholder approval. The shares may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board in its sole discretion.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. PolyMedica’s management, with the participation of PolyMedica’s chief executive officer and chief financial officer, evaluated the effectiveness of PolyMedica’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, PolyMedica’s chief executive officer and chief financial officer concluded that, as of December 31, 2004, PolyMedica’s disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in PolyMedica’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 14, 2004, for a complete description of our legal proceedings and Item 1 of Part II of our Quarterly Reports on Form 10-Q, filed with the SEC on August 6 and November 9, 2004 for any material developments during the quarters ended June 30 and September 30, 2004, respectively. Any material developments regarding these legal proceedings for the three months ended December 31, 2004 are set forth below.

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

     On November 3, 2004, we announced final settlement of the investigation and entered into a civil settlement agreement with the DOJ and the OIG. Under the terms of the settlement agreement, we admitted no wrongdoing, but agreed to make a one-time payment of $35 million. This agreement was filed on a Form 8-K dated November 8, 2004. The DOJ and OIG have provided us with a release of all claims that were under investigation. For a more detailed discussion of the $35 million payment, please see Note 7, “Commitments and Contingencies; Contingencies; U.S. Attorney’s Office” and Note 6, “Accrued Expenses”, to our consolidated financial statements for further detail.

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

     We have also received a non-prosecution agreement, in which the United States Attorney’s Office for the Southern District of Florida has agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the criminal investigation.

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

PolyMedica Corporation (registrant)

/s/ Patrick T. Ryan
Patrick T. Ryan
President and Chief Executive Officer (Principal Executive Officer)

/s/ Fred H. Croninger III
Fred H. Croninger III
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 9, 2005

Exhibit Index

Exhibit		Description

10.41	-	Letter Agreement amendment to Retirement Agreement by and between the Registrant and John K.P. Stone, III dated December 6, 2004.
31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.