Form 10-K
period 2005-03-31
POLYMEDICA CORP
filed 2005-06-13
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $575,833,289 based on $30.80 per share, the closing price of the Common Stock as reported by The NASDAQ Stock Market on September 30, 2004.

     As of June 10, 2005, there were 27,997,957 shares of the registrant’s Common Stock issued and outstanding at $0.01 per share and no shares of Series B Junior Preferred Stock were issued and outstanding at $0.01 per share.

     We count each stockholder who is not otherwise an officer, director or holder of 5% or more of our outstanding common stock as a nonaffiliate. This status determination is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.

     Documents incorporated by reference: The registrant intends to file, not later than 120 days following the registrant’s fiscal year end, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Shareholders to be held on September 23, 2005. The information required in response to Items 10 – 14 of Part III of this Form 10-K is hereby incorporated in this Form 10-K by reference to such proxy statement. With the exceptions of the portions of the proxy statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

POLYMEDICA CORPORATION

PART I

PART I

ITEM 1. BUSINESS

Overview

     PolyMedica Corporation was organized in 1988. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     We market our diabetes products directly to consumers primarily through targeted direct-response television advertising. Our patient service representatives are specifically trained to communicate with seniors, helping them to better follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and to bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting our patients needs first has generated a loyal patient base and resulted in strong brand recognition of our Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.

Available Information

     We maintain a website with the address www.polymedica.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

     Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Reportable Segments

     Financial information relative to each of our reportable segments described below is set forth in Note O to our consolidated financial statements contained in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

     Liberty Diabetes

     Through our Liberty Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of March 31, 2005, we had approximately 702,000 active diabetes patients, compared to approximately 625,000 active patients as of March 31, 2004. Approximately 97.0% of our Liberty Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:

–	providing mail order delivery of supplies directly to our patients’ homes;

–	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

–	providing 24-hour telephone support to patients; and

–	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.

     Sales from this segment represented 69.8%, 67.5% and 68.7% of total net revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively, making it our primary operating segment.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 is 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its patients. During the fourth quarter of fiscal 2005, we experienced a 2.6% reduction in Medicare reimbursement for diabetes test strips and lancets, resulting in a decrease in net revenues of approximately $2.10 million as a result of this legislation. We expect the 2.6% reimbursement reduction percentage to remain comparable for fiscal 2006. No further adjustments in reimbursement rates for test strips and lancets are expected for calendar year 2006.

     The Medicare Modernization Act also contains provisions that may have a positive effect on the future performance of our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage has been provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. While the benefit resulting from Medicare reimbursement for the costs of regular diabetes screening tests and initial physical examinations is difficult to quantify, we do not believe it materially benefited our results of operations in the quarter ended March 31, 2005, but expect that it will contribute toward the expansion of our patient base going forward as the population of diagnosed diabetics will likely increase as a result of Medicare reimbursement for such testing.

     In addition, the Medicare Modernization Act provides for coverage of insulin and syringes beginning January 1, 2006. The Medicare Modernization Act further establishes a program for competitive bidding of certain durable medical equipment items, expected to include diabetes test strips, beginning January 1, 2007. The program is expected to be implemented in the ten largest metropolitan areas in 2007 and then gradually implemented in less concentrated areas of the United States. If the Liberty Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Liberty Diabetes segment could be negatively affected.

     Liberty Respiratory

     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to patients suffering from chronic obstructive pulmonary disease and other breathing disorders. As of March 31, 2005, we had approximately 55,000 active respiratory patients, compared to approximately 65,000 active patients as of March 31, 2004. Like our Liberty Diabetes segment, through our Liberty Respiratory segment we deliver respiratory medications and supplies to our patients’ homes and bill Medicare and/or private insurance companies directly for those prescription respiratory medications and supplies that are reimbursable.

     Primarily as a result of the reimbursement reductions described below and decline in the number of active patients resulting from the decision to suspend advertising in December 2003, net revenues decreased 29.2% during the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004.

     The Medicare Modernization Act provides for a reduction in reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Specifically, beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price to 80% of the average wholesale price. Beginning January 1, 2005, reimbursement rates for inhalation drugs were reduced to 106% of the manufacturers’ average sales price, a new benchmark that is determined each quarter by sales data submitted by the drug manufacturers to the Centers for Medicare and Medicaid Services (“CMS”) plus a dispensing fee. On November 2, 2004, in the final Physician Fee Schedule Rule for calendar 2005 issued by CMS (CMS-1429-FC), CMS announced that it would pay a dispensing fee during calendar 2005 of $57 per 30-day order or $80 per 90-day order in addition to the 106% of the manufacturers’ average sales price for inhalation drugs. The benefit of receiving this dispensing fee will be that it should allow us to stay in the business of providing these drugs to our patients until December 31, 2005 and at the same time allow us the opportunity to look at a number of initiatives within the area of chronic pulmonary disease. While the reimbursement cuts resulted in approximately $3.70 million less revenue generated by Liberty Respiratory in the quarter ended March 31, 2005 than would have been generated at the reimbursement rates in effect for calendar 2004, the business remained profitable. Reimbursement rates and dispensing fees for these products are highly uncertain beginning in calendar 2006, and as such, we cannot predict our ability to provide inhalation drugs beyond December 31, 2005. Despite the changing reimbursement landscape and the decision to suspend television advertising in December 2003, our respiratory medication business is performing better than expected. We continued to enroll new patients generated primarily from Liberty Diabetes referrals in fiscal 2005, which helped offset the approximate 30% annual patient attrition, resulting in an overall decline in the Liberty Respiratory patient base of approximately 15.4%. We continue to evaluate business opportunities for this segment, including potential disposition of the business, potential distribution of oxygen, and forming strategic alliances with other businesses.

     Pharmaceuticals

     Through our Pharmaceuticals segment we provide prescription medications directly to consumers and we manufacture and sell for further distribution prescription urology and suppository products and over-the-counter female urinary discomfort products. Within our Pharmaceuticals segment our Liberty Pharmacy business (“Liberty Pharmacy”) markets and sells prescription medications primarily to our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. PolyMedica’s line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug distributors in the United States. Our female urinary discomfort products and home medical diagnostic kits are sold under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug distributors in the United States.

     The Medicare Modernization Act establishes a voluntary prescription drug benefit under the Medicare program. Beginning January 1, 2006, coverage will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs. The implementation of this benefit has yet to be clearly defined. Depending on the terms of the program’s implementation, the outcome could negatively impact the operating results of Liberty Pharmacy, included in our Pharmaceuticals segment.

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

     In December 2003, the service benefit administrator of the Federal Employee Program, which we refer to as FEP, notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change, if one were to be implemented, would be subsequent to January 1, 2005. A change in reimbursement, such as processing these supplies and medications as a pharmacy benefit, would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We have not as yet experienced a cut in FEP reimbursement. We are unable to assess the impact of the reimbursement cuts FEP has alluded to until the nature and magnitude of the cuts have been clearly defined. The FEP program comprised approximately 46% of the Pharmaceutical segment’s net revenues in the fiscal year ended March 31, 2005.

     We are currently evaluating whether our non-core businesses of manufacturing and selling over-the counter medications for women’s health conditions under our AZO brand name and a small selection of prescription urology medications should be continued in their current forms or whether they should be modified or sold. We have hired a financial advisor to assist us in evaluating the potential disposition of these businesses.

Acquisitions

     On January 28, 2005, we acquired for $17.18 million, including incurred direct costs, certain business assets of National Diabetic Assistance Corporation (“NDAC”), a provider of diabetes testing supplies and respiratory medications primarily to Medicare beneficiaries throughout the country. NDAC served approximately 29,000 patients and generated revenues for calendar 2004 of approximately $15 million. Of the total purchase price, $14.93 million was paid upon closing and $2.25 million becomes due upon the earlier of the former owners successfully enrolling a total of 36,000 active diabetes patients for Liberty Diabetes to service, or five years. The note was discounted at a rate of 5.25% (prime borrowing rate at the time of purchase) with an estimated term of two years, resulting in a net present value of $2.03 million. The imputed unamortized debt discount of $219,000 will be amortized as interest expense on a straight-line basis over the expected life of the note. Operating results for NDAC, which currently account for less than 5% of our consolidated results, will be reported as part of our Liberty Diabetes segment. NDAC will continue to operate out of its existing Deerfield Beach, Florida facility. Of the $17.18 million purchase price, the patient list was valued at $7.30 million, fixed assets including the land and building were valued at $3.80 million, and inventory was valued at $370,000. The remaining amount of $5.55 million, net of debt issuance and direct costs, represented the purchase price paid in excess of identifiable assets and was recorded as goodwill. The acquisition of NDAC’s patient list aided in Liberty Diabetes revenue growth in fiscal 2005 as we shipped to 14,100 of the total 29,000 patient profiles acquired and is likely to continue to contribute to the growth of that segment into fiscal 2006. The purchase of the Deerfield Beach facility also provides Liberty an important back-up call-center should our other operations ever be disrupted, as they were during the past hurricane season.

Government Regulation and Reimbursement

     As a healthcare supplier, PolyMedica is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers often conduct audits and request patient records and other documents to support claims submitted for payment of products shipped to patients. Similarly, government agencies periodically open investigations and obtain information from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     Medicare

     Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursable by Medicare, and are therefore subject to extensive regulation. Medicare payments are sometimes lower than the payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate, among other things, that quarterly orders of diabetes supplies to existing patients be verified with the patients before shipment and that all doctors’ orders for supplies be re-validated every twelve months through the receipt of new doctors’ orders.

     We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our patients. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined fee schedule amounts for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United States Food and Drug Administration (“FDA”), as demonstrated by the U.S. Attorney’s Office investigation of Liberty and Liberty Home Pharmacy from August 2001 to November 2004. Please see Item 3, “Legal Proceedings,” for a more complete description of this matter.

     Health Insurance Portability and Accountability Act

     Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of PolyMedica’s provision of, and billing for, diabetes testing, respiratory and pharmaceutical supplies, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

State Pharmacy Regulation

     PolyMedica distributes pharmaceuticals to all 50 states. Many of the states into which we deliver pharmaceuticals and controlled substances have laws and regulations that require out-of-state pharmacies to register with that state’s board of pharmacy or similar regulatory body. To the extent some of these states have specific requirements for out-of-state pharmacies that apply to us, we believe that we are in material compliance with them. Also, some states have proposed laws to regulate on-line pharmacies, and we may be subject to this legislation if it is passed.

Other Regulation

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

     We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We do not believe we will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect our capital expenditures, earnings or competitive position.

     We also believe that we are currently in compliance, in all material respects, with other applicable federal, state and local statutes and ordinances regulating controlled drug substances, safe working conditions, manufacturing practices, and fire hazard control that apply to portions of our operations.

Compliance and Regulatory Affairs Department

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

     As part of the settlement agreement with the DOJ and OIG, we entered into a five-year corporate integrity agreement that, among other things, provides for an annual review of a sample of our Medicare claims by an independent review organization. To provide the best possible assurance that the documents we currently have on file for our existing patients, as well as the documents we are collecting for new patients, meet all required standards, management made the decision during the quarter to examine and re-verify all documents, essentially a double check, related to existing patients as shipments to those patients were made. We re-verified over 700,000 sets of patient documents in the fiscal year ended March 31, 2005.

     Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. We cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Future legislative and regulatory changes could have a material adverse impact on us.

Business Strategies

     Our principal strategy is to apply our core competencies in the direct marketing of medical products to market our efficient patient care management and call center operations, and to utilize the brand recognition of our Liberty name. Additionally, we are evaluating strategic alternatives for our non-core business and hope to add complementary products to our Pharmacy operations.

     Continue growth in our Liberty Diabetes segment by expanding our patient base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising and, more recently, business and intangible asset acquisitions to reach a larger number of seniors. Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in our active diabetes patient base from approximately 17,000 at the time of Liberty’s acquisition to approximately 702,000 patients as of March 31, 2005. This strategy, combined with our proactive approach and high level of service that yields high patient retention rates, has resulted in solid revenue growth. We will continue to engage in a high level of effective television advertising in fiscal 2006 and continue to evaluate from time to time the acquisition of other diabetes supply businesses. In addition, we hope to enter the commercial diabetes marketplace by leveraging our significant buying power and diabetes expertise to deliver competitive pricing and patient care management services to health insurers. Also, we will be increasing our commitment to alternative methods of attracting new patients, such as physician and patient referrals, print advertising, direct mail and the Internet. We continue to seek opportunities to deliver new products to a broader patient base by leveraging our mail-order distribution system and software for billing and patient monitoring. To manage our growth effectively, we are continually improving our operations, information systems, and regulatory compliance activities.

     Use our Pharmaceuticals segment and extensive patient care management operations to help position us for the prescription drug benefit under the Medicare Modernization Act. Liberty Pharmacy is a direct-to-consumer provider of prescription drugs whose patient base consists primarily of existing Liberty Diabetes and Liberty Respiratory patients and their spouses. Liberty Pharmacy offers a wide-range of prescription drugs for mail order delivery, the majority of which are not currently eligible for Medicare reimbursement. The primary source of third party reimbursement is from commercial insurance companies. Patients without commercial insurance coverage are required to pay for their medications at the time of purchase. Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare Advantage prescription plans. Our goal is to expand our Pharmacy business through the continued penetration of our Liberty Diabetes and Respiratory patient bases as well as the potential acquisition of complementary specialty pharmaceutical companies to help us develop the economies of scale that will allow us to compete successfully in 2006 and beyond. We will also employ a strategy of marketing our unique patient care management and call center operations to provide enrollment services to providers of prescription drug plans and Medicare Advantage prescription plans.

     Continue adding complementary products and businesses. We continue to evaluate from time to time opportunities for the acquisition of businesses and products to expand and complement our existing product lines in the chronic care industry, primarily the diabetes sector. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in marketing and distribution. We also continue to consider adding from time to time businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

     Consider strategic alternatives for non-core businesses. From time to time we evaluate how our various businesses fit within our long-term strategic goals. We are currently evaluating whether our non-core businesses of manufacturing and selling over-the counter medications for women’s health conditions under our AZO brand name and a small selection of prescription urology medications should be continued in their current forms or whether they should be modified or sold. We have hired a financial advisor to assist us in evaluating the potential disposition of these businesses. We are also evaluating whether to continue operating the Liberty Respiratory business as we do today, whether to build our relationship with Liberty Respiratory patients by distributing oxygen in addition to our existing offerings or whether to sell the Liberty Respiratory business.

Competition

     The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

–	other durable medical equipment providers;

–	retail pharmacies;

–	healthcare product distributors;

–	pharmacy benefit management companies.

     We believe that the principal competitive factors in the Liberty Diabetes, Liberty Respiratory and Pharmaceuticals markets include the ability to identify and respond to patient needs, the quality and breadth of product offerings. We believe that we compete effectively because of:

–	Liberty’s brand recognition, supported by a national television advertising campaign;

–	Our centralized call center operations and personnel, specifically designed and trained to service the needs of seniors with chronic diseases;

–	Our size which gives us leverage with suppliers; and

–	Our significant investment in employee training, computer systems and order processing systems to assure high quality patient service, cost-effective order processing, and regulatory compliance.

     In our over-the-counter urinary discomfort and prescription urology and suppository lines, included in our Pharmaceuticals segment, competitors include a number of major pharmaceutical companies that compete with our products on a branded and generic basis. Our established presence in the market and long-term relationships with sales representatives and distributors coupled with our in house manufacturing of such products generating gross margins in excess of 70%, allows us to compete effectively in the industry.

Major Patients

     For the fiscal years ended March 31, 2005, 2004, and 2003, no patient or other customer represented more than 10% of our consolidated revenues. As of March 31, 2005 and 2004, the amounts included in gross accounts receivable due from Medicare were $31.48 million and $35.34 million, respectively.

Major Products

     For the fiscal years ended March 31, 2005, 2004, and 2003, sales of diabetes test strips and related products amounted to $293.49 million, $264.08 million, and $234.55 million, respectively, representing 65.0%, 62.9%, and 65.8%, respectively, of our consolidated net revenues. Sales of prescription respiratory medications and supplies amounted to $54.82 million, $77.42 million and $75.13 million or 12.1%, 18.4% and 21.1% of our consolidated net revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Manufacturing

     We use state-of-the-art automated machinery to manufacture and package in-house many of our over-the-counter and prescription urology products included in our Pharmaceuticals segment. Sales of these products represented 3.7%, 4.1% and 4.6% of our consolidated net revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Intellectual Property

     We have proprietary manufacturing processes and trade secrets related to our in-house pharmaceutical production. POLYMEDICA and AZO, both of which are referenced in this Annual Report on Form 10-K, are registered trademarks of PolyMedica Corporation. We also maintain several other registered trademarks, which we monitor on a regular basis.

Domestic Net Revenues

     All of the net revenues derived from each of our reportable segments is generated in the United States.

Employees

     As of March 31, 2005, we had 1,762 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

As of March 31, 2005, we owned or leased the facilities described below:

		Approximate
Location	Status	Square Ft.	Principal Use(s)	Principal Segment(s)
Port St. Lucie, FL:
	Owned	120,000	Executive and administrative offices, patient service and patient enrollment, in-house pharmacy and distribution center	Pharmaceuticals and Liberty Diabetes

	Owned	72,000	Executive and administrative offices, patient service and patient enrollment	Liberty Diabetes

	Owned	64,000	Executive and administrative offices, regulatory and compliance, in-house pharmacy, respiratory supplies distribution center, patient service and patient enrollment	Liberty Respiratory and Liberty Diabetes

	Owned	59,000	Administrative offices and diabetes testing supplies distribution center	Liberty Diabetes

Deerfield Beach, FL	Owned	24,000	Patient service and patient enrollment	Liberty Diabetes

Palm City, FL	Leased	10,000	Storage	**

Woburn, MA	Owned	60,000	Corporate headquarters and manufacturing facility for our over-the-counter and prescription urology products	Corporate Headquarters and Pharmaceuticals

**	All segments of our business, excluding Corporate Headquarters, generally utilize this facility for storage.

     All of the properties listed were owned or leased in the prior year, with the exception of the 24,000 square foot Deerfield Beach facility, which was one of the assets acquired from National Diabetic Assistance Corporation in January 2005. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS

     U.S. Attorney’s Office — settled on November 3, 2004

     We previously disclosed that the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the FBI and OIG, investigated allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. On November 3, 2004, we settled this investigation as discussed below.

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

     The statistical analysis conducted by the outside consulting firm also identified certain other claims that largely occurred during 1999 and 2000 where PolyMedica’s documentation was consistent with the full quantity shipped and billed, but was not strictly in accordance with Medicare rules. We contended the adequacy of our documentation for these claims to the government investigators. We believe that our documentation for these claims was adequate. Accordingly, we did not record any reserves for this category of claims, as to which the analysis indicated that the amount at issue was approximately $12 million.

     On November 3, 2004, we entered into a civil settlement agreement with the DOJ and the OIG. In accordance with the terms of the settlement agreement, we made a one-time payment of $35 million in November 2004. Under the agreement, we admitted no wrongdoing and were provided with a release of all claims under investigation, covering the period from October 1, 1998 to June 30, 2002, by the DOJ and OIG. In addition, the government’s release included the billing issue for the period from August 1, 1997 through June 30, 2003 studied by an outside consulting firm as described above. No additional payments will be required in connection with the results of the study conducted by this outside consulting firm, including the $12 million contingency discussed above. The agreement reflects that the parties entered into the settlement to avoid the risk and expense of continued investigation and litigation.

     As part of the civil settlement, on November 8, 2004 we entered into a five-year corporate integrity agreement. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 5-year period, which could be reduced to a shorter period at the discretion of the OIG, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations.

     We also received a non-prosecution agreement in which the United States Attorney’s Office for the Southern District of Florida agreed not to prosecute the Company, Liberty or Liberty Home Pharmacy in connection with the allegations that were the subject matter of the criminal investigation.

     CMS and other government agencies reserve the right to review submitted claim documentation in the normal course of business. CMS is currently conducting such a review.

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

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004 opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. Discovery is ongoing in the underlying suit.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers as of June 13, 2005 are as follows:

Name	Age	Position
Patrick T. Ryan	47	President, Chief Executive Officer and Director
Stephen C. Farrell	40	Chief Operating Officer, Senior Vice President and President, Liberty Healthcare Group, Inc.
Devin J. Anderson	35	General Counsel and Secretary
Keith W. Jones	38	Chief Financial Officer

     Mr. Ryan joined PolyMedica in September 2004 as President, Chief Executive Officer and Director. He has been in the healthcare field since 1980, with specific experience in operations, strategic development, service, sales and finance. Most recently, Mr. Ryan served as the Chairman and Chief Executive Officer of Physicians Dialysis, Inc. From the company’s inception in 2000, Mr. Ryan led Physicians Dialysis, Inc. through several rounds of financing and created a nationwide network of 24 dialysis clinics. Physicians Dialysis was the nation’s sixth largest dialysis provider when it was acquired in September 2004. Previously, Mr. Ryan served as President and Chief Executive Officer of Principalcare Inc., a company specializing in women’s healthcare. Mr. Ryan also served as President and Chief Executive Officer of ImageAmerica Inc., a publicly-traded company that provided multi-modality medical diagnostic imaging services. Mr. Ryan has served as a director for numerous private companies and three public companies.

     Mr. Farrell is a Senior Vice President and Chief Operating Officer of PolyMedica and President of Liberty Healthcare Group, Inc. He held the role of Chief Financial Officer of PolyMedica from 2001 to 2004, having joined PolyMedica as Treasurer in August 1999. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell is a Certified Public Accountant.

     Mr. Anderson joined PolyMedica in December 2002 as Associate General Counsel, was named Secretary of PolyMedica’s Board of Directors in June 2003, promoted to Vice President in May 2004 and named General Counsel in June 2005. Prior to joining PolyMedica, Mr. Anderson practiced in the Boston office of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP) from 1998 to 2001 and in the London, U.K. office of Brobeck Hale and Dorr from 2001 to 2002. While at Hale and Dorr, Mr. Anderson’s practice included representation of public and private companies in all aspects of corporate and securities law. Prior to his tenure at Hale and Dorr, Mr. Anderson practiced corporate law at the law firm of Pierce Atwood LLP in Portland, Maine from 1996 to 1998.

     Mr. Jones joined PolyMedica as Chief Financial Officer in February 2005. Before joining PolyMedica, Mr. Jones was Chief Financial Officer and Vice President of Physicians Dialysis, Inc., a company he helped grow from inception in 2000 to be the nation’s sixth largest dialysis provider. Prior to Physicians Dialysis, Inc., Mr. Jones was Chief Financial Officer for Craftopia.com, Inc., a premier online destination for crafting supplies and project ideas. From 1993 to 1998, Mr. Jones served as Chief Accounting Officer/Corporate Controller for Renal Treatment Centers, Inc., prior to which he served as a Senior Accountant at Coopers & Lybrand LLP. Mr. Jones is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

     As of March 31, 2005, our Common Stock was held by 720 holders of record. We believe that the actual number of beneficial owners of our Common Stock is significantly greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in “street name”. Our Common Stock is traded on the NASDAQ National Market under the symbol “PLMD”.

     The following table sets forth the high and low sales price per share of Common Stock on the NASDAQ National Market:

	Fiscal Year 2005
	High	Low
4th Quarter	$37.99	$31.25
3rd Quarter	37.87	30.78
2nd Quarter	31.58	26.72
1st Quarter	31.70	26.41

	Fiscal Year 2004
	High	Low
4th Quarter	$28.07	$24.00
3rd Quarter	32.21	21.77
2nd Quarter	28.83	17.80
1st Quarter	23.83	14.65

     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
May 15, 2003	$0.125	24,579,436	May 5, 2003	$3.07
August 15, 2003	$0.125	24,785,074	August 5, 2003	$3.10
November 17, 2003	$0.15	25,575,878	November 5, 2003	$3.84
February 16, 2004	$0.15	25,922,052	February 5, 2004	$3.89
May 17, 2004	$0.15	26,768,918	May 5, 2004	$4.01
August 16, 2004	$0.15	27,278,467	August 5, 2004	$4.09
November 15, 2004	$0.15	27,375,292	November 5, 2004	$4.11
February 15, 2005	$0.15	27,739,178	February 4, 2005	$4.16

     Our current intention is to pay a cash dividend on a quarterly basis for the foreseeable future. Sales prices and dividend amounts set forth herein have been adjusted to reflect our two-for-one stock split effective September 29, 2003.

     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of March 31, 2005, we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusting for our two-for-one stock split effective September 29, 2003). No repurchases were made during the fiscal years ended March 31, 2005 and 2004.

     In May 2005, we initiated a modified “Dutch Auction” tender offer. Pursuant to the tender offer, which will close on June 23, 2005 unless extended, we will purchase shares of our Common Stock for up to approximately $150 million. We plan to borrow up to $90 million from our credit facility to pay for shares in the tender offer. We believe that investing in our own shares in the tender offer is an attractive use of our capital. The remaining available balance of the credit facility will be available to fund acquisitions and capital expenditures, and for other general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2005 and 2004 and the statements of operations data for the three years ended March 31, 2005 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2003, 2002, and 2001 and the statements of operations data for the two years ended March 31, 2002 have been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. Furthermore, results for the year ended March 31, 2005 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

(In thousands, except per share data)

Year Ended March 31,	2005	2004	2003	2002	2001

Statements of Operations Data:
Net revenues	$451,467	$419,694	$356,185	$279,661	$220,046
Net income	32,434	37,932	25,632	30,411	22,734
Net income per weighted average share, basic	1.19	1.50	1.05	1.22	0.86
Net income per weighted average share, diluted	1.16	1.45	1.02	1.19	0.84
Weighted average shares, basic	27,362	25,361	24,482	25,013	26,351
Weighted average shares, diluted	27,956	26,201	25,092	25,561	27,193
Cash dividend per share	$0.60	$0.55	$0.125	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$72,246	$69,229	$27,162	$27,884	$39,571
Total assets	365,742	319,168	252,150	224,392	201,564
Total liabilities and minority interest	64,717	60,340	55,475	50,809	42,914
Total debt obligations	3,671	1,983	4,187	2,227	3,164
Shareholders’ equity	$301,025	$258,828	$196,675	$173,583	$158,650

     In the fiscal year ended March 31, 2005, net income included a settlement charge of $18.42 million, net of $11.57 million of taxes. See Note F, “Accrued Expenses,” for further detail.

     In the fiscal year ended March 31, 2004, net income included an impairment charge of $8.98 million, net of $5.46 million of taxes, to write down the carrying cost of Liberty Respiratory’s direct-response advertising asset to net realizable value. See Note A to the consolidated financial statements.

     In the fiscal years ended March 31, 2005, 2004 and 2003, total cash dividends of $16.37 million, $13.90 million and $3.09 million, respectively, were paid.

     During the third quarter of fiscal 2003, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), retroactive to April 1, 2002. Effective April 1, 2002, we recorded a goodwill impairment charge of $14.62 million, net of related taxes, or $0.58 per diluted weighted average share, as a cumulative effect of change in accounting principle for the adoption of SFAS No. 142. Net income for the fiscal year ended March 31, 2003 included this charge. For further discussion, please see Note E to the consolidated financial statements.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Operating Results

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and “- Future Operating Results.”

     In addition, any forward-looking statements represent our view only as of the day this Annual Report on Form 10-K was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.

Overview

Business

     PolyMedica Corporation was organized in 1988. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

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

     PolyMedica’s significant accounting policies are presented within Note A to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising, goodwill and other intangible assets, and amounts reserved for overpayments by Medicare and others.

     Revenue Recognition and Accounts Receivable

     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipment; as a result, estimates of contractual adjustments are not required. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of patients. Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

     The collectibility of our accounts receivable varies based on payer mix, general economic conditions and other factors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible and is adjusted periodically based primarily upon our evaluation of historical collection and write-off experience, current industry conditions, industry reimbursement trends, credit policy, and on our analysis of accounts receivable by aging category. The evaluation is performed at the end of each reporting period for each operating unit with an overall assessment at the consolidated level. During the fiscal years ended March 31, 2005, 2004 and 2003 we provided for allowances for doubtful accounts at a rate of approximately 4.7%, 5.5% and 7.3% of net revenues, respectively. The reduction in the provision is primarily the result of improved collection efforts, which include the re-submission of statements to parties with outstanding balances, issuance of written correspondence requesting payment and verbal communication attempts initiated by personnel within our internal collections department. The improvement in our collection efforts is further evidenced by the reduction in days sales outstanding of accounts receivable balances from 53 days as of March 31, 2004 to 50 days as of March 31, 2005. For the fiscal year ended March 31, 2005, a hypothetical change of 1% in the allowance for doubtful accounts provision as a percentage of net revenues would have resulted in a change in net income of approximately $2.84 million.

     The following tables detail our gross accounts receivable balances by aging category from the billing date for each payer source for the fiscal years ended March 31, 2005 and 2004.

	Aging of Accounts Receivable as of March 31, 2005
	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable
Government — Medicare	$22,015	$3,966	$2,969	$2,531	$31,481
Commercial parties and Medicaid	35,458	5,741	4,760	3,454	49,413
Patients (self-pay)	3,908	1,477	2,210	2,343	9,938

Total gross accounts receivable	$61,381	$11,184	$9,939	$8,328	$90,832
Less: Accounts receivable allowances					(26,756)

Accounts receivable, net					$64,076

	Aging of Accounts Receivable as of March 31, 2004
	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable
Government — Medicare	$28,940	$2,493	$1,925	$1,977	$35,335
Commercial parties and Medicaid	33,108	5,330	5,818	4,218	48,474
Patients (self-pay)	4,098	1,417	2,137	2,067	9,719

Total gross accounts receivable	$66,146	$9,240	$9,880	$8,262	$93,528
Less: Accounts receivable allowances					(29,700)

Accounts receivable, net					$63,828

     In addition, sales allowances are recorded for estimated product returns as well as estimated claim denials as a reduction of gross revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. These allowances are adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized. During the fiscal years ended March 31, 2005, 2004 and 2003, we provided for sales returns and other sales allowances at a rate of approximately 3.9%, 4.5% and 4.5% of gross revenues, respectively. The decline in sales returns and other sales allowances as a percentage of gross revenues is primarily attributable to establishing a limitation on the length of time from the initial sale that a return will be authorized. Effective April 1, 2004, PolyMedica stipulated that diabetes and respiratory supplies could only be returned within six months from the date of sale, as compared with no limitations on product returns in the prior year. For the fiscal year ended March 31, 2005, a hypothetical change of 1% in the provision for sales returns and other sales allowances as a percentage of gross revenues, would have resulted in a change in net income of approximately $2.15 million. The following table details the activity in our accounts receivable valuation reserves for the fiscal years ended March 31, 2005, 2004 and 2003. There were no amounts recorded as a provision in any of the years presented that related to prior period sales.

	Accounts Receivable Valuation Reserves
(in thousands)	Beginning	Provision for	Write-offs of	Write-offs of	Ending
Description	Balance	Current Year	Current Year Sales	Prior Period Sales	Balance
Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,279	$21,058	$(3,123)	$(21,281)	$16,933
Sales return and other sales allowances	$9,421	$18,483	$(11,377)	$(6,704)	$9,823

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$17,712	$22,936	$(2,493)	$(17,876)	$20,279
Sales return and other sales allowances	$4,844	$19,884	$(10,960)	$(4,347)	$9,421

Fiscal year ended March 31, 2003:
Allowance for doubtful accounts	$11,368	$25,901	$(1,827)	$(17,730)	$17,712
Sales return and other sales allowances	$4,171	$16,775	$(11,831)	$(4,271)	$4,844

     Advertising

     In accordance with SOP 93-7, we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For further discussion regarding the application of SOP 93-7, please see Note A to the consolidated financial statements.

     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, we perform impairment tests at each reporting period and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. In performing such tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist. For further discussion, please see Note E to the consolidated financial statements.

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

     Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:

–	Cost of sales consists primarily of purchased finished goods for sale in our markets and shipping and handling and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our Massachusetts facility.

–	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, amortization of capitalized direct-response advertising costs, provision for bad debts, legal and related expenses, depreciation of facilities and equipment, and other amortization and depreciation.

     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

     Net Revenues

     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

	2005		2004
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Liberty Diabetes	$315,019	69.8%	$283,289	67.5%	11.2%
Liberty Respiratory	54,822	12.1	77,422	18.4	(29.2)%
Pharmaceuticals	81,626	18.1	58,983	14.1	38.4%

Total net revenues	$451,467	100.0%	$419,694	100.0%	7.6%

     The increase in Liberty Diabetes net revenues was due primarily to the 12.3% net growth in our patient base, which grew to 702,000 active patients as of March 31, 2005, from approximately 625,000 as of March 31, 2004. The growth in our patient base was due primarily to the continued success of our direct-response advertising program and the completion of certain business and patient list acquisitions. During the fiscal year ended March 31, 2005, we added approximately 208,000 new patients from direct-response advertising and business and patient list acquisitions. The attrition of approximately 131,000 patients in fiscal 2005 yielded net growth in the Liberty Diabetes patient base from the prior year of approximately 77,000 patients or 12.3%.

     The following table details the number of the patient profiles acquired through business and patient list acquisitions in the fiscal year ended March 31, 2005.

(in thousands)		Purchased
Date of purchase	Value	Patient Count
February 25, 2005	$848	2,300
January 28, 2005	7,300	29,000
November 18, 2004	3,030	7,500
July 27, 2004	5,461	15,000
Other patient list purchases	230	2,300

Total	$16,869	56,100

     Net revenue growth generated from the 12.3% net growth in the patient base was reduced by a 2.6% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $2.10 million in the fourth quarter of the fiscal year ended March 31, 2005. The lower reimbursement rate for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect for the balance of calendar 2005 and calendar 2006.

     Our growth during the fiscal year ended March 31, 2005 as compared with the prior year was also upset by the interruption in business resulting from the two hurricanes sustained by our Florida-based facilities, home of our Liberty Diabetes, Liberty Respiratory and Liberty Pharmacy businesses, in the quarter ended September 30, 2004. We have estimated that the hurricanes resulted in the permanent loss of approximately $3.60 million of net revenues, excluding amounts that may be reimbursed to us through our business interruption insurance, due to the timing of the hurricanes at the end of the second quarter, which prematurely ended the 90-day supply cycle and could not be recovered.

     The decrease in Liberty Respiratory net revenues was due primarily to the reduction in reimbursement rates for inhalation drugs from an average reimbursement rate of approximately 91.25% of the average wholesale price for the fiscal year ended March 31, 2004, to 80% of the average wholesale price for the first three quarters of the fiscal year ended March 31, 2005 coupled with fourth quarter reimbursement rates equal to 106% of the manufacturers’ average sales price for inhalation drugs plus a dispensing fee of $57 per 30-day order or $80 per 90-day order, a substantial reduction. While the reimbursement cuts that went into effect on January 1, 2005 resulted in approximately $3.70 million less net revenues in the fourth quarter than would have been generated at the reimbursement rates in effect for calendar 2004, the business remained marginally profitable. Reimbursement rates and dispensing fees for these products are highly uncertain beginning in calendar 2006 and, as such, we cannot predict our ability to provide inhalation drugs beyond December 31, 2005. Despite the changing reimbursement landscape and the decision to suspend television advertising in December 2003, we continued to enroll new patients generated primarily from Liberty Diabetes referrals in fiscal 2005, which helped offset the approximate 30% annual patient attrition, resulting in an overall decline in the Liberty Respiratory patient base of approximately 15.4%. We continue to evaluate business opportunities for this segment, including potential disposition of the business, possible distribution of oxygen, or forming strategic alliances with other businesses.

     The increase in Pharmaceuticals net revenues was due primarily to the 55.3% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 79.4% of total Pharmaceuticals segment net revenues in the fiscal year ended March 31, 2005, as compared with 70.8% in the fiscal year ended March 31, 2004. The primary source of reimbursement is presently third-party commercial insurance companies. Patients without commercial insurance coverage are required to pay for their medications at the time of purchase. Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare Advantage prescription plans. Our goal is to expand our Pharmacy business through the acquisition of complementary pharmaceutical companies to help us develop the economies of scale that will allow us to compete successfully in 2006 and beyond.

     The other businesses included in the Pharmaceuticals segment, which conduct the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our Massachusetts based facility, generated revenues representing 20.6% of the Pharmaceutical segment’s net revenues and 3.7% of total consolidated net revenues in the fiscal year ended March 31, 2005, as compared with 29.2% of the Pharmaceutical segment’s net revenues and 4.1% of total consolidated net revenues in the prior year. We are currently evaluating whether these non-core businesses should be continued in their current forms or whether they should be modified or sold. We have hired a financial advisor to assist us in evaluating the potential disposition of these businesses.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

	2005		2004
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Liberty Diabetes	$192,574	61.1%	$172,847	61.0%	11.4%
Liberty Respiratory	41,780	76.2%	63,325	81.8%	(34.0)%
Pharmaceuticals	33,315	40.8%	26,660	45.2%	25.0%

Total gross margin	$267,669	59.3%	$262,832	62.6%	1.8%

     Gross margin as a percentage of net revenues in the fiscal year ended March 31, 2005 as compared with the fiscal year ended March 31, 2004, decreased primarily as a result of the cuts in Medicare reimbursement for our Liberty Respiratory inhalation drugs discussed in more detail above and a 55.3% increase in Liberty Pharmacy sales. Liberty Pharmacy, included in our Pharmaceuticals segment which realized a gross margin percentage of 40.8% in fiscal 2005, down from 45.2% in fiscal 2004, generated a gross margin percentage during the fiscal year ended March 31, 2005 of 30.9%, as compared with our consolidated gross margin of 59.3%.

     We expect that our gross margin for the foreseeable future will be lower than the levels reported in fiscal 2005 and prior periods, primarily as a result of the continued expected increase in Liberty Pharmacy net revenues as a percentage of total net revenues and Medicare reimbursement reductions for inhalation drugs and diabetic testing supplies that went into effect January 1, 2005.

     Selling, General and Administrative Expenses

	Fiscal Year Ended March 31,
		% Net		% Net
(in thousands)	2005	Revenues	2004	Revenues
Reported selling, general and administrative expenses	$188,284	41.7%	$202,427	48.2%

Employee compensation	64,309	14.2	62,834	15.0
Direct-response advertising amortization	36,884	8.2	41,403	9.9
Provision for doubtful accounts	21,058	4.7	22,936	5.5
Direct-response advertising impairment charge	—	—	14,443	3.4

     The decrease in selling, general and administrative expenses as a percentage of net revenues from 48.2% for the fiscal year ended March 31, 2004 to 41.7% for the fiscal year ended March 31, 2005, was primarily driven by the $14.44 million impairment charge recorded in fiscal 2004 to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value as a result of the Medicare reimbursement reductions for inhalation drugs implemented under the Medicare Modernization Act.

     Amortization of direct-response advertising as a percentage of net revenues decreased from 9.9% in the fiscal year ended March 31, 2004, to 8.2% in the fiscal year ended March 31, 2005, due primarily to the prior year write down of $14.44 million of Liberty Respiratory’s direct-response advertising asset and a $6.31 million decrease in direct-response advertising expenditures in the fiscal year ended March 31, 2005 as compared with the prior year. Had amortization of direct-response advertising remained at 9.9% of net revenues as reported in the fiscal year ended March 31, 2004, the expense in fiscal 2005 would have been approximately $7.81 million higher than reported.

     A reduction in our provision for doubtful accounts as a percentage of net revenues was due to improved collection experience and an increase in Liberty Pharmacy net revenues, approximately 40% of which are paid in cash at the time of purchase. Had our provision for doubtful accounts remained at 5.5% of net revenues as reported in the fiscal year ended March 31, 2004, the expense in fiscal 2005 would have been approximately $3.77 million higher than reported.

     Realized economies of scale resulting from our growing business and progress in our efforts to identify opportunities to streamline our business were other key factors in the improvement, as evidenced by the decrease in employee compensation as a percentage of net revenues, due primarily to improved utilization of existing staff and fewer new hires. Had employee compensation remained at 15.0% of net revenues as reported in the fiscal year ended March 31, 2004, the expense in fiscal 2005 would have been approximately $3.41 million higher than reported.

     Settlement Charge

     On November 3, 2004, we announced that we had entered into a civil settlement agreement for $35 million with the DOJ and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. We recorded a charge of $29.99 million during the year to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was accrued for estimated overpayments by Medicare and others as of March 31, 2004. See Item 3 of Part I “Legal Proceedings,” for further detail. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004.

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances for the periods presented.

	Fiscal Year Ended March 31,
(in thousands)	2005	2004	$ Change	% Change
Average cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances	$87,907	$54,067	$33,840	62.6%
Investment income	$1,442	$658	$784	119.1%

     Investment income increased primarily as a result of higher average cash, cash equivalents, marketable securities and deferred compensation plan balances, rising interest rates, and new short term investment instruments which yielded higher returns for the fiscal year ended March 31, 2005, as compared with the returns earned on investment holdings during the fiscal year ended March 31, 2004.

     Income Taxes

     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31, 2005 and 2004.

	Fiscal Years Ended March 31,
(in thousands)	2005	2004
Income tax provision	$18,321	$23,052
Effective tax rate	36.1%	37.8%

     The effective tax rates in fiscal years 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. We anticipate that the effective tax rate for fiscal year 2006 will be approximately 37.0%. The income tax provision rate decreased from 37.8% in the fiscal year ended March 31, 2004 to 36.1% in the fiscal year ended March 31, 2005, primarily as a result of a reduction in state income tax expense in the various jurisdictions where we file, and an increase in tax exempt investment income. Our effective tax rate varies from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.

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

     The increase in Liberty Diabetes net revenues was due in part to the 14.7% growth in our patient base, which grew to 625,000 active patients as of March 31, 2004, from approximately 545,000 as of March 31, 2003, primarily as a result of our national television advertising, and the 15.6% increase in the volume of shipments made to recurring patients. The average net revenue generated per shipment remained fairly consistent.

     The increase in Liberty Respiratory net revenues was due primarily to the growth in our patient base, which grew 3.2% to approximately 65,000 active patients as of March 31, 2004, from approximately 63,000 as of March 31, 2003, as a result of our national television advertising. Net revenue growth in our Liberty Respiratory segment slowed during fiscal year 2004 as a result of several factors, including our suspension of direct-response advertising to respiratory patients in December 2003 in response to new Medicare legislation, lower than expected response rate to the advertisements that we ran in the period and increased competition. Net revenues for this segment declined 15.0% in the fourth quarter of fiscal 2004, as compared with the fiscal 2003 fourth quarter, as a result of the 15% cut in Medicare reimbursement rates effective January 1, 2004. The new Medicare legislation is discussed in further detail in “Item 1 of Part I “Reportable Segments — Liberty Respiratory.”

     The increase in Pharmaceuticals net revenue was due primarily to the growth in Liberty Pharmacy direct-to-consumer sales of prescription medications to existing Liberty Diabetes and Respiratory patients. Sales of these products represented 70.8% and 55.3% of total Pharmaceuticals segment net revenues in the fiscal years ended March 31, 2004 and 2003, respectively. The current patient base for these products consists primarily of existing Liberty Diabetes and Liberty Respiratory patients and their spouses. We expect this business to help position us for the prescription drug benefit under the Medicare Modernization Act beginning in calendar year 2006.

     Gross Margin

     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

	2004		2003
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Liberty Diabetes	$172,847	61.0%	$148,265	60.6%	16.6%
Liberty Respiratory	63,325	81.8%	61,546	81.9%	2.9%
Pharmaceuticals	26,660	45.2%	19,530	53.7%	36.5%

Total gross margin	$262,832	62.6%	$229,341	64.4%	14.6%

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

     The increase in selling, general and administrative expense as a percentage of net revenues was primarily attributable to a $14.44 million impairment charge recorded to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value for the reasons discussed in more detail in Item 1 of Part I “Reportable Segments — Liberty Respiratory.” A $2.32 million benefit for the reduction of accrued amounts for overpayments by Medicare and others, recorded in the fiscal year ended March 31, 2003, also contributed to the rise in selling, general and administrative expenses as a percentage of net revenues in fiscal 2004 as compared with fiscal 2003. Realized economies of scale resulting from our growing business, a reduction of $2.53 million in legal and related expenses in fiscal 2004, as compared with fiscal 2003, and progress in our efforts to identify opportunities to streamline our business account for the remaining decrease in selling, general and administrative expenses as a percentage of net revenues in fiscal 2004 as compared with fiscal 2003.

     Investment Income

     The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances for the periods presented.

	Fiscal Year Ended March 31,
(in thousands)	2004	2003	$ Change	% Change
Average cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances	$54,067	$29,318	$24,749	84.4%
Investment income	$658	$247	$411	166.4%

     Investment income increased due to a higher average cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balance as of March 31, 2004, as compared with March 31, 2003 and the purchase of more marketable securities which yielded higher interest rates than our cash and cash equivalents holdings in the fiscal year ended March 31, 2004, as compared with the fiscal year ended March 31, 2003.

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

Liquidity and Capital Resources

     The following table summarizes our sources and uses of cash during the fiscal years ended March 31,

(in thousands)	2005	2004	$ Change
Net cash provided by operating activities	$33,154	$53,166	$(20,012)
Net cash used for investing activities	(31,656)	(23,162)	(8,494)
Net cash provided by financing activities	1,519	12,063	(10,544)

Net change in cash and cash equivalents	$3,017	$42,067	$(39,050)

     Our cash and cash equivalents balance increased $3.02 million in the fiscal year ended March 31, 2005 from $69.23 million as of March 31, 2004 to $72.25 million as of March 31, 2005. Contributors to positive cash flow included proceeds raised from employee stock option exercises of $18.57 million, a 7.6% increase in net revenues from $419.69 million in fiscal 2004 to $451.47 million in fiscal 2005 and improved days sales outstanding of accounts receivable balances from 53 days as of March 31, 2004 to 50 days as of March 31, 2005. Our collection efforts, which continue to improve, include the re-submission of statements to parties with outstanding balances, issuance of written correspondence requesting payment and verbal communication attempts initiated by personnel within our internal collections department. It is our policy that collection efforts may be active up to 18 months from the last billing date, after which time balances are to be written off as soon as administratively possible. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. We have also made progress in our efforts to identify opportunities to streamline our business, thereby reducing operating expenses and increasing cash flows as expenditures decreased as a percentage of net revenues in the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004.

     Cash flow generated from these activities was used to purchase $50.43 million of direct-response advertising, make a $35 million payment to the DOJ in accordance with the settlement agreement reached on November 3, 2004 and discussed in more detail in Item 3 of Part I “Legal Proceedings,” pay $16.37 million in dividend payments to PolyMedica shareholders, and acquire $14.93 million of certain business assets of diabetes supply companies and $9.57 million of patient lists.

     The growth of our business is currently funded primarily through cash flow generated from operations. The decrease in cash flow from operations in the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004, was driven primarily by the $35 million settlement payment funded in November 2004 as discussed above. Also contributing to the decrease in cash flows from operations was a $10.64 million increase in reported inventory levels during the fiscal year ended March 31, 2005. The increase in purchasing activity was conducted to secure favorable inventory pricing.

     Partially offsetting the settlement payment and the increased inventory purchases was an $11.64 million reduction in income tax payments during the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004. The lower tax payments were primarily the result of lower reported net income due to the tax deductible $29.99 million settlement charge recorded in the second quarter of fiscal 2005. Also offsetting the decrease in cash flows from operations was a $6.31 million decrease in direct-response advertising spending in the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004. We will continue to engage in a high level of television advertising in fiscal 2006, which combined with our proactive approach and high level of service to existing patients, has resulted in solid revenue growth.

     The $8.49 million increase in total cash used for investing activities in the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004, was primarily due to a $23.99 million increase in amounts paid to purchase business assets and patient lists. Of the total $23.99 million increase in cash outflow for the purchase of such assets, $14.93 million related to the purchase of substantially all of the assets of National Diabetic Assistance Corporation (“NDAC”) including a patient list for $7.30 million, combined with a $9.06 million increase in the purchase of other patient lists during the 2005 fiscal year. This increase was offset by a decrease in capital expenditures of $7.86 million from $16.16 million during the fiscal year ended March 31, 2004, due primarily to renovations on the 120,000 square foot facility we purchased in January 2003, to $8.30 million in the fiscal year ended March 31, 2005, excluding the $3.50 million NDAC facility purchase, as well as proceeds raised of $617,000 from the net maturity of marketable securities in the fiscal year ended March 31, 2005, as compared with cash outflow of $5.98 million in the prior year for net purchase activity.

     The $10.54 million decrease in total cash provided by financing activities in the fiscal year ended March 31, 2005, as compared with the fiscal year ended March 31, 2004, was primarily due to a $10.11 million decrease in proceeds raised from employee stock option exercises. Also contributing to the decrease in total cash provided by financing activities was a $2.48 million increase in cash dividend payments to shareholders offset by a $1.93 million decrease in payments of obligations under capital leases and notes payable. Our current intention is to pay a cash dividend to PolyMedica common shareholders on a quarterly basis for the foreseeable future. We expect the cash dividend payment will range between $3.50 million and $4.20 million per quarter in fiscal 2006, dependant on the number of shares repurchased through the modified “Dutch Auction” tender offer discussed below. Other financing activities included amounts set aside to fund executive deferred compensation plans.

     To aid in the pursuit of our strategic goals, we entered into a $150 million five-year revolving credit facility in April 2005, which we increased to $195 million in May 2005. Also in May 2005, we initiated a modified “Dutch Auction” tender offer. Pursuant to the tender offer, which will close on June 23, 2005 unless extended, we will purchase shares of our Common Stock for up to approximately $150 million. We plan to borrow up to $90 million from our credit facility to pay for shares in the tender offer. We believe that investing in our own shares in the tender offer is an attractive use of our capital. The remaining available balance of the credit facility will be available to fund acquisitions and capital expenditures, and for other general corporate purposes.

Commitments

     Lease, Note Payable, Rental and Purchase Commitments

     We have various contractual obligations that affect our liquidity. The following represents future payments for our contractual obligations including our capital and operating leases and rental and purchase commitments as of March 31, 2005:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Capital lease obligations	$1,543	$642	$896	$5	$—
Operating lease obligations	479	275	204	—	—
Note payable	2,250	—	2,250	—	—
Purchase obligations	4,003	4,003	—	—	—

Total contractual obligations	$8,275	$4,920	$3,350	$5	$—

     We have committed to purchasing approximately $4.0 million in advertising spots, included in the table above, from various television networks in the fiscal year ending March 31, 2006. We entered into these purchase commitments to obtain favorable advertising rates.

     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005 we incurred a note payable of $2.25 million with a net present value of $2.03 million. The note was discounted at a rate of 5.25% (prime borrowing rate at the time of purchase) with an estimated term of two years, resulting in a net present value of $2.03 million. The imputed unamortized debt discount of $219,000 will be amortized as interest expense on a straight-line basis over the expected life of the note, which is due in 5 years or upon fulfillment of certain performance criteria.

     Contingencies

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

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004, opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. Discovery is ongoing in the underlying suit.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a material effect on our financial position and results of operations.

     CMS and other government agencies reserve the right to review submitted claim documentation in the normal course of business. CMS is currently conducting such a review.

     We believe that our cash, cash equivalents and marketable securities balance as of March 31, 2005 of $79.05 million will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders, for future business operations. Subsequent to March 31, 2005, we secured a $195 million line of credit, a portion of which will be used to repurchase shares under the modified “Dutch Auction” tender offer we announced in May 2005. We plan to spend up to $150 million repurchasing shares of our common stock under this tender offer.

     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Liberty Diabetes and Liberty Respiratory segments depend on the continued availability of Medicare reimbursement. Effective January 1, 2005, the Medicare Modernization Act reduced reimbursement rates for inhalation drugs, which we sell through our Liberty Respiratory segment, as well as reducing reimbursement rates for diabetes test strips and lancets by approximately 2.6%, which we sell through our Liberty Diabetes segment. For a further discussion of these reimbursement rate reductions, including their financial impact on our business, please see Item 1 of Part I “Reportable Segments” — “Liberty Diabetes” and “Liberty Respiratory.”

Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

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

     This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in Note A to the financial statements. We are required to adopt SFAS 123R effective April 1, 2006 and are currently in the process of evaluating its impact on our results.

     SFAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The adoption of SFAS 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS 123R in a prior period, the impact would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the consolidated financial statements. SFAS 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a material impact on our financial position or results of operations.

Factors Affecting Future Operating Results

     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties which could affect our operating results, including without limitation, those described below.

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement

     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 1 of Part I “Reportable Segments” — “Liberty Diabetes” and “Liberty Respiratory.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.

     The Medicare Modernization Act also provides for a program for competitive bidding of certain durable medical equipment items, including diabetes test strips, beginning January 1, 2007. If the Liberty Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Liberty Diabetes segment could be negatively affected.

     As part of the civil settlement, on November 8, 2004 we entered into a five-year corporate integrity agreement. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 5-year period, which could be reduced to a shorter period at the discretion of the OIG, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations. Should the financial error rate of the sample reviewed by the independent review organization for any given period, exceed the acceptable error rate, we could be subject to a potentially material overpayment assessment for that period.

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

We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor

     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Please see Item 3 of Part I, “Legal Proceedings,” for a more complete description of this claim.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price

     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of March 31, 2005 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a material adverse effect on our stock price.

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:

–	fluctuations in our quarterly results;

–	announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the healthcare market;

–	overall volatility of the stock market;

–	changes in government regulations;

–	changes in the financial estimates we provide to the market or estimates by analysts; and

–	loss of key executives.

     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

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

Geopolitical events may reduce our ability to obtain favorable advertising rates for our direct-response advertising efforts, which may increase our expenses and/or lead to a reduction in revenues

     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage on the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new patients since we reduced our advertising. Such geopolitical events may in the foreseeable future have a negative impact on our results of operations by increasing our expenses and/or leading to a reduction in our revenues.

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

     Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of non-competition agreements, patient base and contracts that are acquired. The amount allocated to these items could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively impacted.

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

Loss of use of manufacturing or data storage facilities could significantly reduce revenues and profits from our businesses

     We manufacture substantially all of our prescription urology and suppository products and many of our AZO brand name products at our facility in Woburn, Massachusetts. In addition, we process and store most of our patient data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in 2004, excluding amounts that may be reimbursed to us through our business interruption and property and casualty insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.

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

Our quarterly revenues or operating results could vary, which may cause the market price of our securities to decline

     We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

–	changes in reimbursement guidelines and amounts;

–	changes in regulations affecting the healthcare industry;

–	changes in suppliers;

–	the timing of patient orders;

–	the timing and cost of our advertising campaigns;

–	the timing of the introduction or acceptance of new products offered by us or our competitors; and

–	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by the patients of our mail-order diabetes supply business. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.

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

We may make acquisitions that will strain our financial and operational resources

     We regularly review potential acquisitions of businesses’ products and assets. Acquisitions involve a number of risks that might adversely affect our financial and operational resources, including:

–	diversion of the attention of senior management from important business matters;

–	amortization of substantial intangible assets;

–	difficulty in retaining key personnel of an acquired business;

–	lack of adequate internal control over financial reporting;

–	failure to assimilate operations of an acquired business;

–	possible operating losses and expenses of an acquired business;

–	exposure to legal claims for activities of an acquired business prior to acquisition; and

–	incurrence of debt and related interest expense.

     We could also require substantial capital resources to acquire complementary products or businesses. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all.

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

The following consolidated financial statement schedule is included in Item 15(d):
Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of PolyMedica Corporation:

We have completed an integrated audit of PolyMedica Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries (“the Company”) at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note E to the consolidated financial statements, during the year ended March 31, 2003, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 13, 2005

PolyMedica Corporation

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$72,246	$69,229
Marketable securities	6,804	7,421
Restricted cash	—	512
Accounts receivable (net of allowances of $26,756 and $29,700 as of March 31, 2005 and 2004, respectively)	64,076	63,828
Inventories	29,758	18,745
Deferred income taxes	14,904	18,331
Income tax receivable	—	2,530
Prepaid expenses and other current assets	7,501	4,438

Total current assets	195,289	185,034

Property, plant, and equipment, net	65,004	61,659
Goodwill	11,493	5,946
Patient lists, net	14,954	383
Direct response advertising, net	78,499	64,953
Other assets	503	1,193

Total assets	$365,742	$319,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,849	$11,874
Accrued expenses	17,774	21,872
Current portion, capital lease obligations	559	292

Total current liabilities	32,182	34,038

Capital lease, note payable and other obligations	3,112	1,691
Deferred income taxes	29,423	24,611

Total liabilities	64,717	60,340

Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 27,923,712 and 26,674,520 shares issued and outstanding as of March 31, 2005 and 2004, respectively	279	267
Deferred compensation	(476)	—
Additional paid-in capital	162,837	136,236
Retained earnings	138,385	122,325

Total shareholders’ equity	301,025	258,828

Total liabilities and shareholders’ equity	$365,742	$319,168

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation

Consolidated Statements of Operations
(In thousands, except per share amounts)

Fiscal Year Ended March 31,	2005	2004	2003

Net revenues	$451,467	$419,694	$356,185

Cost of sales	183,798	156,862	126,844

Gross margin	267,669	262,832	229,341

Selling, general and administrative expenses	188,284	202,427	163,886
Settlement charge	29,987	—	—

Income from operations	49,398	60,405	65,455

Other income and expense:
Investment income	1,442	658	247
Interest and other expense	(85)	(79)	(154)

	1,357	579	93

Income before income taxes	50,755	60,984	65,548

Income tax provision	18,321	23,052	25,301

Income before cumulative effect of change in accounting principle	32,434	37,932	40,247

Cumulative effect of change in accounting principle, net of taxes of $9,187	—	—	(14,615)

Net income	$32,434	$37,932	$25,632

Income per weighted average share before cumulative effect of change in accounting principle:

Basic	$1.19	$1.50	$1.64
Diluted	$1.16	$1.45	$1.60

Cumulative effect of change in accounting principle per weighted average shares:

Basic	$—	$—	$(0.60)
Diluted	$—	$—	$(0.58)

Net income per weighted average share:

Basic	$1.19	$1.50	$1.05
Diluted	$1.16	$1.45	$1.02

Weighted average shares, basic	27,362	25,361	24,482

Weighted average shares, diluted	27,956	26,201	25,092

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation

Consolidated Statements of Shareholders’ Equity
for the fiscal years ended March 31, 2003, 2004, and 2005
(Dollars in thousands)

	Common stock		Treasury stock		Additional			Total
	Number of		Number of		paid - in	Deferred	Retained	shareholders’
	shares	Amount	shares	Amount	capital	compensation	earnings	equity

Balance at March 31, 2002	26,600,954	$266	(2,286,316)	$(22,185)	$119,758	$—	$75,744	$173,583
Exercise of stock options			435,280	4,266	(2,452)			1,814
Repurchase of common stock			(250,000)	(3,563)				(3,563)
Tax benefit from stock options exercised					1,562			1,562
Issuance of common stock under the 1992 Employee Stock Purchase Plan	29,010	—	22,010	215	253			468
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan			20,240	200	121	(54)		267
Dividends declared and paid out on common stock							(3,088)	(3,088)
Net income							25,632	25,632

Balance at March 31, 2003	26,629,964	266	(2,058,786)	(21,067)	119,242	(54)	98,288	196,675
Issuance of treasury stock for stock split	(1,709,476)	(17)	1,709,476	17,506	(17,489)			—
Exercise of stock options	1,730,332	18	316,620	3,241	24,859			28,118
Tax benefit from stock options exercised					9,184			9,184
Issuance of common stock under the 1992 Employee Stock Purchase Plan	22,360	—	20,380	208	360			568
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan	1,340	—	12,310	112	80	54		246
Dividends declared and paid out on common stock							(13,895)	(13,895)
Net income							37,932	37,932

Balance at March 31, 2004	26,674,520	267	—	—	136,236	—	122,325	258,828
Exercise of stock options less shares surrendered	1,216,367	12			17,784			17,796
Tax benefit from stock options exercised					7,523			7,523
Issuance of common stock under the 1992 Employee Stock Purchase Plan	32,825	—			776			776
Restricted stock under the 2000 Stock Incentive Plan					484	(476)		8
Intrinsic value of a vesting term extension for certain outstanding options					34			34
Dividends declared and paid out on common stock							(16,374)	(16,374)
Net income							32,434	32,434

Balance at March 31, 2005	27,923,712	$279	—	$—	$162,837	$(476)	$138,385	$301,025

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation

Consolidated Statements of Cash Flows
(In thousands)

Fiscal Year Ended March 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$32,434	$37,932	$25,632
Adjustments to reconcile net income to net cash flows:
Impairment of goodwill, net of taxes	—	—	14,615
Impairment of direct-response advertising	—	14,443	—
Depreciation and amortization	11,058	8,071	6,250
Amortization of direct-response advertising	36,884	41,403	36,460
Direct-response advertising expenditures	(50,430)	(56,738)	(48,409)
Deferred income taxes	8,239	(288)	5,853
Tax benefit from stock options exercised	7,523	9,184	1,562
Provision for doubtful accounts	21,058	22,936	25,901
Provision for sales allowances/returns	18,483	19,884	16,775
Stock-based compensation	42	246	267
Loss on disposal of property and equipment	774	255	126
Loss on impairment of patient lists	152	53	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(39,789)	(45,480)	(59,785)
Income tax receivable/payable	4,108	(1,349)	(1,876)
Inventories	(10,645)	105	2,813
Prepaid expenses and other assets	(3,119)	(851)	(1,553)
Accounts payable	1,975	(702)	2,306
Accrued expenses and other liabilities	(5,593)	4,062	2,512

Net cash flows provided by operating activities	33,154	53,166	29,449

Cash flows from investing activities:
Purchase of marketable securities	(13,241)	(15,831)	(1,442)
Proceeds from maturing marketable securities	13,858	9,852	—
Purchase of property, plant, and equipment	(8,300)	(16,159)	(22,076)
Decrease (increase) in restricted cash	512	(512)	—
Purchase of business assets	(14,928)	—	—
Purchase of patient lists	(9,569)	(512)	—
Proceeds from sale of equipment	12	—	1

Net cash flows used for investing activities	(31,656)	(23,162)	(23,517)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,572	28,686	2,282
Repurchase of common stock	—	—	(3,563)
Contributions to deferred compensation plans	(142)	(374)	(1,384)
Payment of debt issuance costs	(116)	—	—
Payment of dividends declared on common stock	(16,374)	(13,895)	(3,088)
Payment of obligations under capital leases and note payable	(421)	(2,354)	(901)

Net cash flows provided by (used for) financing activities	1,519	12,063	(6,654)

Net change in cash and cash equivalents	3,017	42,067	(722)

Cash and cash equivalents at beginning of year	69,229	27,162	27,884

Cash and cash equivalents at end of year	$72,246	$69,229	$27,162

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$98	$77	$146
Income taxes paid	3,916	15,557	19,763
Note payable issued for purchase of business assets	2,250	—	—
Assets purchased under capital lease or note payable	979	339	2,452
Disposal of equipment	2,073	711	346

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies:

     Company

     PolyMedica Corporation was organized in 1988. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.

     Accounting Principles

     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

     Basis of Consolidation

     The consolidated financial statements include the accounts of PolyMedica and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2005, all of PolyMedica’s subsidiaries were wholly owned.

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

     Concentrations of Credit Risk

     Financial instruments, which potentially subject us to credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. We mitigate our risk by placing our money with high-credit-quality financial institutions, establishing a maximum maturity term for any individual security of 12 months and setting minimum quality level rankings per investment type that must be met.

     We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients. Approximately $283.41 million, $282.54 million and $246.21 million of net revenues, or 62.8%, 67.3% and 69.1% of consolidated net revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.

     Revenue Recognition and Accounts Receivable

     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipment; as a result, estimates of contractual adjustments are not required. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients. As of March 31, 2005 and 2004, the amounts included in gross accounts receivable due from Medicare totaled $31.48 million and $35.34 million, respectively.

     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of March 31, 2005 and 2004, accounts receivable allowances were $26.76 million and $29.70 million, respectively, or 29.5% and 31.8% of gross accounts receivable, respectively.

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

     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the last billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the fiscal years ended March 31, 2005, 2004, and 2003 we provided for allowances for doubtful accounts at a rate of approximately 4.7%, 5.5%, and 7.3% of net revenues, respectively.

     Sales allowances are recorded for estimated product returns as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the fiscal years ended March 31, 2005, 2004 and 2003, we provided for sales allowances at a rate of approximately 3.9%, 4.5% and 4.5% of gross revenues, respectively.

     Cost of Sales

     Cost of sales consists primarily of purchased finished goods for sale in our markets and, to a lesser extent, materials, direct labor, and overhead costs for products that we manufacture in our Woburn, Massachusetts facility and shipping and handling fees.

     Marketing and Promotional Costs

     Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in which they are incurred, which amounted to $4.31 million, $3.14 million and $2.41 million in the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

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

     Accounting for Stock-Based Compensation

     Currently, PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS 123. Therefore, no

PolyMedica Corporation
Notes to Consolidated Financial Statements

stock-based employee compensation cost is currently reflected in net income for stock option issuances, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
Net income	$32,434	$37,932	$25,632
Add back: Stock compensation costs, net of tax, on options and stock granted below fair market value	27	154	158
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(5,488)	(4,704)	(5,079)

Adjusted net income	$26,973	$33,382	$20,711

Net income per weighted average share, basic, as reported	$1.19	$1.50	$1.05
Net income per weighted average share, diluted, as reported	$1.16	$1.45	$1.02
Adjusted net income per weighted average share, basic	$0.99	$1.32	$0.85
Adjusted net income per weighted average share, diluted	$0.98	$1.29	$0.83

     The fair value of each option granted during fiscal years 2005, 2004, and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	1.85%	2.23%	2.91%

Expected volatility	64.70%	91.64%	89.73%

Risk-free interest rate	3.41%	2.91%	2.17%

Expected life	4.28	5.0	4.0

     Effective October 1, 2004, we changed our assumptions for the expected volatility and expected life. The decline in the expected life in 2005 to 4.28 years compared to the prior year was due to a change in current exercise patterns. Correspondingly, the drop in our volatility assumption from approximately 90% effective for the fiscal years ended March 31, 2004 and 2003, to approximately 65% in fiscal 2005, was due to a change in the market valuation of our stock, which in recent periods, has been substantially less volatile. The changes in our volatility and expected life assumptions were implemented in the quarter ended December 31, 2004, and thus, only had a marginal impact on the fiscal year ended March 31, 2005. We expect that our volatility and expected life assumptions in fiscal 2006 will be comparable to our fiscal 2005 fourth quarter results of 49.7% and 3.75 years, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Weighted-average fair value of options granted at or above fair value during the fiscal years ended March 31,

2005	$14.92
2004	16.21
2003	7.69

Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the fiscal years ended March 31,

2005	$13.09
2004	6.75
2003	3.56

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

     Cash and Cash Equivalents and Marketable Securities

     Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), we have classified short-term investments as available for sale, with any difference between amortized cost and fair value, net of tax effect, shown as a separate component of shareholders’ equity. We consider all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. We place our cash and cash equivalents and investments with high-credit-quality financial institutions. We invested primarily in commercial paper and bonds with initial maturities of less than 90 days and one year, respectively. Realized and unrealized gains (losses) on investments were not material for any periods presented. As of March 31, 2005 and 2004, the fair value of these investments was not materially different from cost.

     Restricted and Segregated Cash

     Restricted and segregated cash was held in an interest-bearing investment account, was restricted for use and segregated for the purposes of securing all PolyMedica deductible, loss and/or premium payment or reimbursement obligations to our workers’ compensation insurance carrier. In the fourth quarter ended March 31, 2005, the restriction requirement for this policy was lifted. As of March 31, 2005, we had no restricted or segregated cash balances.

     Inventories

     The gross value of inventories is based on the lower of cost (first-in, first-out method) or market. Inventories are carried at the lower of cost or market value. Market value or the net realizable value to PolyMedica is impacted by the types and levels of inventory held, forecasted demand, and pricing. Changes in judgment regarding the recoverability of inventories, including the carrying value of inventory shipped to patients, could result in the recording of additional income or expense.

     Property, Plant, and Equipment

     Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets as set forth in the table below:

Building and improvements	30 years
Office equipment and furniture and fixtures	5 — 7 years
Computer equipment and software	2 — 5 years
Manufacturing and warehouse equipment	5 — 12 years
Commercial vehicles	5 years
Laboratory equipment	5 — 7 years
Leasehold improvements	Shorter of life of asset or lease

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Capital assets in process are not depreciated until placed in service.

     Capitalized Software Development Costs

     Under the provisions of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP No. 98-1”), software development costs incurred subsequent to establishing technological feasibility, which is demonstrated by the completion of a detail program design, are depreciated, once placed in service, on a straight-line basis over five years which is the estimated useful life. Unamortized software development costs included in capital assets in process were $564,000 and $631,000 at March 31, 2005 and 2004, respectively. Total software development costs that had been placed in service as of March 31, 2005 and 2004 were $3.78 million and $2.64 million, respectively. Amortization of software development costs that had been placed in service prior to March 31, 2005, totaled $630,000, $603,000 and $401,000, in the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Research and development costs are expensed as incurred.

     Intangible Assets

     We capitalize and include in intangible assets the costs of acquiring patents on our products, patient lists, and covenants-not-to-compete. Currently, our intangible assets consist solely of patient lists. We amortize the cost of patient lists to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 55% of such costs are expensed after two years from the date they are incurred, and the remaining 45% is expensed on a straight-line basis over the next two years. Management assesses the realizability of the amounts of intangible assets reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such assets. If the carrying amount of the intangible asset exceeds the future net cash flows expect to result directly from such asset, an impairment loss is recognized in an amount equal to that excess and recorded as a selling, general and administrative expense.

     Goodwill, a separately identified intangible asset, is calculated as the difference between the acquisition cost and the fair value of the net assets of acquired companies and product lines. Effective April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Ratable amortization of goodwill was replaced with tests of the goodwill’s impairment annually and as a result of a specific event or activity.

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

     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.

     As a result of the reduction in reimbursement rates for inhalation drugs provided for in the Medicare Modernization Act signed into law on December 8, 2003 and the projected impact on the revenues and earnings generated by our Liberty Respiratory segment, we suspended all Liberty Respiratory direct-response advertising in December 2003 and recorded a $14.44 million

PolyMedica Corporation
Notes to Consolidated Financial Statements

impairment charge of Liberty Respiratory’s direct-response advertising asset to adjust the asset’s carrying value down to its net realizable value. Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or changes in circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations.

     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented.

	Fiscal Year Ended
	March 31,	March 31,	March 31,
(in thousands)	2005	2004	2003
Capitalized direct-response advertising	$50,430	$56,738	$48,409
Direct-response advertising amortization	(36,884)	(41,403)	(36,460)
Impairment of direct-response advertising	—	(14,443)	—

Increase in direct-response advertising asset, net	13,546	892	11,949
Beginning direct-response advertising asset, net	64,953	64,061	52,112

Ending direct-response advertising asset, net	$78,499	$64,953	$64,061

     Other Assets

     Included in other assets are restricted investments of $228,000 and $1.09 million as of March 31, 2005 and 2004, respectively, which represent amounts set aside by PolyMedica under executive deferred compensation plans. The related liability is included in long-term liabilities (“capital lease, note payable and other obligations”). Changes in the fair value of investments held in these plans are recorded as investment income or loss (“investment income” as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities (“capital lease, note payable and other obligations”). In the fiscal years ended March 31, 2005 and 2004, $1.03 million and $821,000, respectively, was paid directly to certain beneficiaries from these plans. Amounts set aside to fund the executive deferred compensation plans in the fiscal years ended March 31, 2005 and 2004 totaled $142,000 and $374,000, respectively.

     The investments held in these plans, which are accounted for pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” have been classified as trading, are included in other assets, and are recorded at fair value.

     In order to address certain requirements under new Section 409A of the Internal Revenue Code as enacted by the American Jobs Creation Act of 2004, on December 13, 2004 the Compensation Committee of the Board of Directors approved the cessation of contributions to the executive deferred compensation plans the Plans and adopted the PolyMedica Corporation Executive Savings Plan (the “Plan”), effective January 1, 2005.

     The terms of the Plan generally mirror the terms of our former deferred compensation plans. The Plan allows a select group of management or certain of our affiliates to elect to defer up to 25% of their salary and up to 100% of their regular bonuses and performance-based bonuses. We will credit an amount equal to the compensation deferred by a participant to that participant’s account under the Plan, up to an amount that is the lesser of 3% of the participant’s compensation or 50% of the participant’s deferrals. With respect to certain participants, we will further credit to such participant’s account an employer contribution equal to 6.2% of the excess, if any, of the participant’s annual compensation over the social security wage base for that year.

     As of March 31, 2005, no amounts had yet been funded under the new Plan. The accounting for the Plan will be consistent with the accounting treatment for the executive deferred compensation plans as outlined above.

     Uncertainties

     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note G, Commitments and Contingencies, for a description of current claims and legal matters.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

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

     This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in Note A to the financial statements. We are required to adopt SFAS 123R effective April 1, 2006 and are currently in the process of evaluating its impact on our results.

     SFAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The adoption of SFAS 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS 123R in a prior period, the impact would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. SFAS 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

     In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a material impact on our financial position or results of operations.

B.	Inventories:

(In thousands)

Inventories consist of the following:

	March 31,	March 31,
	2005	2004
Raw materials	$1,317	$1,682

Work in process	634	526

Finished goods	27,807	16,537

	$29,758	$18,745

     Due to the medical nature of the products we provide, patients sometimes request supplies before we have received the required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue

PolyMedica Corporation
Notes to Consolidated Financial Statements

until we have received and verified such documents, included in inventories as of March 31, 2005 and 2004, is $3.49 million and $2.45 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation to bill Medicare, other third-party payers, and patients, and to recognize revenue.

C.	Property, Plant, and Equipment:

(in thousands)	March 31, 2005	March 31, 2004
Buildings	$34,125	$30,171

Computer equipment and software	33,640	27,591

Furniture, fixtures and office equipment	11,734	10,031

Land	9,466	8,946

Manufacturing and warehouse equipment	2,328	2,270

Laboratory equipment	1,705	935

Leasehold improvements	1,111	1,873

Capital assets in process	1,051	2,359

Commercial vehicles	143	121

	95,303	84,297

Less accumulated depreciation	(30,299)	(22,638)

	$65,004	$61,659

     Depreciation expense for property, plant, and equipment for the fiscal years ended March 31, 2005, 2004 and 2003 was approximately $8.91 million, $7.89 million, and $5.66 million, respectively. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

	March 31,	March 31,
(in thousands)	2005	2004
Furniture, fixtures, and office equipment	$2,145	$1,418
Computer equipment and software	—	36
Laboratory equipment	109	109

	2,254	1,563
Less accumulated depreciation	(722)	(623)

Net capital leased assets	$1,532	$940

D.	Acquisitions

     On January 28, 2005, we acquired for $17.18 million, including incurred direct costs, certain business assets of National Diabetic Assistance Corporation (“NDAC”), a provider of diabetes testing supplies and respiratory medications primarily to Medicare beneficiaries throughout the country. NDAC served approximately 29,000 patients and generated revenues for calendar 2004 of approximately $15 million. Of the total purchase price, $14.93 million was paid upon closing and $2.25 million becomes due upon the earlier of the former owners successfully enrolling a total of 36,000 active diabetes patients for Liberty Diabetes to service, or five years. The note was discounted at a rate of 5.25% (prime borrowing rate at the time of purchase) with an estimated term of two years, resulting in a net present value of $2.03 million. The imputed unamortized debt discount of $219,000 will be amortized as interest expense on a straight-line basis over the expected life of the note.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Operating results for NDAC, which currently account for less than 5% of our consolidated results, will be reported as part of our Liberty Diabetes segment. NDAC will continue to conduct patient enrollment activities out of its existing Deerfield Beach, Florida facility.

     The $17.18 million purchase price was allocated as follows:

(in thousands)
Patient list	$7,300
Goodwill	5,547
Property, plant, and equipment	3,800
Inventories	370
Debt discount and other	161

$17,178

     Goodwill, valued at $5.55 million, represents the purchase price paid in excess of identifiable assets. The acquisition of NDAC’s patient list aided in Liberty Diabetes revenue growth in fiscal 2005 as we shipped to 14,100 of the total 29,000 patient profiles acquired and is likely to continue to contribute to the growth of that segment into fiscal 2006. The purchase of the Deerfield Beach facility also provides Liberty an important back-up call-center should our other operations ever be disrupted, as they were during the past hurricane season. Pro forma financial statement results including the results of NDAC, would not differ materially from historically reported financial statement results.

E. Goodwill and Other Intangible Assets:

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic impairment tests of the goodwill and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001, and thus was adopted by PolyMedica on April 1, 2002.

     As a result of the transitional impairment tests completed in the fiscal year ended March 31, 2003, we determined that the carrying value of the goodwill for our PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units, included in our Pharmaceuticals segment, exceeded the implied fair value of that goodwill by $23.80 million. We recorded a $23.80 million ($14.62 million net of taxes) impairment loss related to these reporting units as a cumulative effect of a change in accounting principle retroactive to April 1, 2002.

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

PolyMedica Corporation
Notes to Consolidated Financial Statements

     We have the following reportable segments with goodwill: the Liberty Diabetes segment which includes the Liberty Medical Supply, Inc. (“Liberty”) reporting unit; and the Pharmaceuticals segment which includes the PolyMedica Pharmaceuticals (U.S.A.), Inc. and PolyMedica Healthcare, Inc. reporting units. The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of March 31, 2005 and 2004, by reportable segment, were as follows:

	March 31,	March 31,
(in thousands)	2005	2004
Goodwill:
Liberty Diabetes	$10,498	$4,951
Pharmaceuticals	995	995

Total consolidated goodwill	$11,493	$5,946

Patient lists:
Liberty Diabetes patient lists	$18,990	$2,273
Accumulated amortization	(4,036)	(1,890)

Total consolidated patient lists	$14,954	$383

     In the fiscal year ended March 31, 2005, we purchased $16.87 million of patient lists as well as certain other assets from diabetes supply companies and impaired $152,000 of such purchases for a net increase in gross intangibles, excluding goodwill, of $16.72 million. The impairment charge was the result of insufficient patient enrollment in the fiscal year ended March 31, 2005 to support amounts capitalized as patient list purchases in the fiscal year ended March 31, 2004.

     Amortization expense for intangible assets was approximately $2.15 million, $182,000 and $590,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. As of March 31, 2005, amortization expense on existing intangibles for the next five fiscal years is expected to be as follows (table in thousands):

Fiscal year 2006	$4,835
Fiscal year 2007	3,889
Fiscal year 2008	3,852
Fiscal year 2009	2,378

$14,954

F. Accrued Expenses:

(in thousands)	March 31, 2005	March 31, 2004
Compensation and benefits	$8,172	$9,514
Income tax payable	1,579	—
Amounts reserved for overpayments by Medicare and others	1,720	7,962
Audit and tax services	750	647
Other	5,553	3,749

	$17,774	$21,872

     As of March 31, 2005 and 2004 amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments. Amounts classified as other consisted primarily of amounts due for advertising and marketing, legal services, and outside consulting.

     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the DOJ and OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was accrued for estimated overpayments by Medicare and others as of March 31, 2004. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004.

     As of March 31, 2005, $965,000 of the amounts reserved for overpayments by Medicare and others represents amounts due to Medicare, secondary insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for

PolyMedica Corporation
Notes to Consolidated Financial Statements

albuterol and ipratropium combinations as previously disclosed. We reduced the accrual related to the reimbursement formula for albuterol and ipratropium by $1.28 million in the fiscal year ended March 31, 2005, due to the statute of limitations. Medicare carriers in general must refute claims within four years from the billing date.

     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

G. Commitments and Contingencies:

Commitments

     Operating leases

     We lease one facility and certain equipment under operating leases expiring through fiscal year 2009. Rental expense under these leases amounted to approximately $675,000, $1.38 million, and $1.35 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

     Capital leases

     We have various capital lease agreements for computer equipment and software, laboratory equipment, and furniture, fixtures and office equipment. These obligations extend through fiscal year 2009. Most leases contain renewal options or options to purchase at fair market value and 37 contain bargain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Future annual minimum lease and rental commitments as of March 31, 2005, under all of our leases, capital and operating, are:

	Capital	Operating
(in thousands)	Leases	Leases
2006	$642	$275
2007	611	130
2008	285	74
2009	5	—
2010 and thereafter	—	—

Total minimum payments	1,543	$479

Less amounts representing interest	(131)

Present value of net payments	1,412
Less current portion capital lease obligation	(559)

Long-term capital lease obligation	$853

     Note payable

     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005 we incurred a note payable of $2.25 million with a net present value of $2.03 million. The note was discounted at a rate of 5.25% (prime borrowing rate at the time of purchase) with an estimated term of two years, resulting in a net present value of $2.03 million. The imputed unamortized debt discount of $219,000 will be amortized as interest expense on a straight-line basis over the expected life of the note, which is due in 5 years or upon fulfillment of certain performance criteria.

     During the fiscal year ended March 31, 2004, we repaid a $1.89 million note payable related to the purchase of $2.0 million of furniture, fixtures and office equipment during the fiscal year ended March 31, 2003.

     Advertising

     We have committed to purchasing approximately $4.0 million in the fiscal year ending March 31, 2006 in advertising spots from various television networks. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new patients.

PolyMedica Corporation
Notes to Consolidated Financial Statements

Contingencies

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

     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004, opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. Discovery is ongoing in the underlying suit.

     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a material effect on our financial position and results of operations.

H. Comprehensive Income:

     Our total comprehensive income is equal to our net income for the fiscal years ended March 31, 2005, 2004 and 2003. Unrealized gains (losses) on investments were not material for any periods presented.

I. Calculations of Earnings Per Share

     Calculations of earnings per share are as follows:

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
Income before cumulative effect of change in accounting principle	$32,434	$37,932	$40,247

BASIC:

Weighted average common stock outstanding, net of treasury stock, end of period	27,362	25,361	24,482

Income before cumulative effect of change in accounting principle per weighted average share, basic	$1.19	$1.50	$1.64

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
DILUTED:

Weighted average common stock outstanding, net of treasury stock, end of period	27,362	25,361	24,482

Weighted average dilutive common stock equivalents	594	840	610

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock, end of period	27,956	26,201	25,092

Income before cumulative effect of change in accounting principle per weighted average share, diluted	$1.16	$1.45	$1.60

     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 902,900, 809,750, and 1,455,854 outstanding options not included in the diluted earnings per share computation for the fiscal years ended March 31, 2005, 2004, and 2003, because the options’ exercise prices were greater than the average market price of the common shares.

J. Shareholders’ Equity:

     On September 12, 2002, the Board adopted a shareholder rights plan (“the Plan”) declaring a dividend of one Right for each outstanding share of our common stock to shareholders of record at the close of business on September 24, 2002. The Plan provides our shareholders with the opportunity to vote to either remove the Plan or vote to keep it in place at the first annual meeting following resolution of the investigation discussed in Note F, “Accrued Expenses.” As settlement of the investigation occurred on November 3, 2004, shareholders will vote on this matter at the Annual Meeting of Shareholders to be held on September 23, 2005. The Plan is intended to protect and maximize the value of shareholders’ interests in the event of an unsolicited offer.

     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of March 31, 2005, we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusted for our two-for-one stock split effective September 29, 2003). No repurchases were made during the fiscal years ended March 31, 2005 and 2004. In the fiscal year ended 2003, 250,000 shares were repurchased under this program at an average price per share of $14.25 for a total of $3.56 million. The purpose of this repurchase program is, in part, to provide shares of common stock for issuance pursuant to the exercise of PolyMedica stock options.

     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
May 15, 2003	$0.125	24,579,436	May 5, 2003	$3.07
August 15, 2003	$0.125	24,785,074	August 5, 2003	$3.10
November 17, 2003	$0.15	25,575,878	November 5, 2003	$3.84
February 16, 2004	$0.15	25,922,052	February 5, 2004	$3.89
May 17, 2004	$0.15	26,768,918	May 5, 2004	$4.01
August 16, 2004	$0.15	27,278,467	August 5, 2004	$4.09
November 15, 2004	$0.15	27,375,292	November 5, 2004	$4.11
February 15, 2005	$0.15	27,739,178	February 4, 2005	$4.16

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

PolyMedica Corporation
Notes to Consolidated Financial Statements

PolyMedica’s capitalization.

K. Income Taxes:

     Income before income taxes was generated as follows in the fiscal years ended March 31:

(in thousands)	2005	2004	2003
United States	$50,755	$60,984	$65,548

     The provision for income taxes consists of the following for the fiscal years ended March 31:

(in thousands)	2005	2004	2003
Federal - current	$9,176	$21,465	$26,474
- deferred	8,019	(347)	(2,585)

	17,195	21,118	23,889

State - current	906	1,875	2,171
- deferred	220	59	(759)

	1,126	1,934	1,412

Total Federal and State	$18,321	$23,052	$25,301

     A reconciliation between our effective tax rate for operations and the U.S. statutory rate is as follows:

	2005	2004	2003
U. S. statutory rate	35.0%	35.0%	35.0%

State income taxes, net of U.S. federal income tax effect	1.44	2.18	3.22

Other	(.34)	.62	.38

Effective tax rate	36.1%	37.8%	38.6%

PolyMedica Corporation
Notes to Consolidated Financial Statements

     The following is a summary of the significant components of our deferred tax assets and liabilities as of March 31, 2005 and 2004:

(in thousands)	2005	2004
Deferred tax assets (liabilities) – current:
Allowance for doubtful accounts	$11,498	$9,587
Inventory shipped to patients	4,055	2,720
Prepaid expenses	(2,123)	—
Capitalized software	(1,197)	—
Accrued expenses	971	3,993
Inventory reserves	802	470
Sales return reserve	355	1,160
Other	543	401

Net deferred tax asset – current	$14,904	$18,331

Deferred tax assets (liabilities) – long term:
Goodwill and intangible assets, net	$3,066	$3,709
Property, plant and equipment, net	(4,541)	(4,681)
Direct-response advertising, net	(28,731)	(23,988)
Net operating loss carryforward	783	349

Net deferred tax liability – long term	$(29,423)	$(24,611)

Net deferred taxes	$(14,519)	$(6,280)

     We have various apportioned state net operating loss carryforwards which resulted in a deferred tax asset, net of federal tax benefits, of $783,000 and $349,000 as of March 31, 2005 and 2004, respectively. Because separate tax returns are filed in certain states, we are not able to offset consolidated income with subsidiary losses. However, these unused state operating losses may be used to offset future state taxable income in various amounts through the year 2010. Under the provision of SFAS 109, the benefits of state tax losses are recognized as a deferred tax asset. There is no valuation allowance for the net deferred tax assets as we expect that the results of future operations will generate sufficient taxable income to allow for the utilization of such assets.

     We undergo audits of our tax returns in the normal course of business. We record the refunds resulting from such audits when receipt of the cash is assured and record assessments when they are both probable and estimable.

L. Major Patients and Products:

     For the fiscal years ended March 31, 2005, 2004, and 2003, no patient or other customer represented more than 10% of our consolidated revenues. As of March 31, 2005 and 2004, the amounts included in gross accounts receivable due from Medicare were $31.48 million and $35.34 million, respectively. For the fiscal years ended March 31, 2005, 2004, and 2003, sales of diabetes test strips and related products amounted to $293.49 million, $264.08 million, and $234.55 million, respectively, representing 65.0%, 62.9%, and 65.8%, respectively, of our consolidated net revenues. Sales of prescription respiratory medications and supplies amounted to $54.82 million, $77.42 million and $75.13 million or 12.1%, 18.4% and 21.1% of our consolidated net revenues in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements

M. Stock Options:

     Effective September 2000, PolyMedica’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), which replaced the 1998 Stock Incentive Plan (the “1998 Plan”) (collectively, the “Plans”). The 2000 Plan provides for the grant to certain individuals of stock options to purchase up to 6,400,000 shares of our common stock. At the Annual Meeting of Shareholders held on September 17, 2004, an amendment was approved to increase the number of authorized shares of common stock available under the 2000 Plan to 6,400,000 shares from 4,600,000.

     Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, we derive a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised. When non-qualified stock options are exercised, we derive a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised. The tax benefit from these deductions is recognized as additional paid-in capital. Options are generally granted with ten-year lives subject to Board approval and vest over periods ranging from one to four years.

     Option activity under the Plans is as follows:

		Weighted Average
	Option Shares	Option Price
Outstanding, March 31, 2002	3,861,502	$12.95

Granted	856,978	13.49
Exercised	(455,520)	3.98
Cancelled	(46,498)	17.22

Outstanding, March 31, 2003	4,216,462	$13.98

Granted	1,038,650	25.49
Exercised	(2,060,602)	13.64
Cancelled	(233,786)	17.66

Outstanding, March 31, 2004	2,960,724	$17.96

Granted	1,517,400	32.83
Exercised	(1,218,811)	14.66
Cancelled	(83,355)	24.66

Outstanding, March 31, 2005	3,175,958	$26.16

     As of March 31, 2005, there were 2,089,475 unvested options that will vest principally over four years under the Plans. There were 787,613 shares remaining as of March 31, 2005 that were authorized for future option grants under the 2000 Plan.

     The weighted-average price of exercisable shares as of March 31, 2005, 2004 and 2003, is as follows:

2005	$19.27
2004	15.51
2003	14.02

     The number of exercisable shares as of March 31, 2005, 2004 and 2003, is as follows:

2005	1,086,483
2004	1,793,017
2003	3,164,366

     In March 2005, 15,000 of restricted shares of common stock were granted at a fair value of $32.26 per share under a restricted stock agreement. As of March 31, 2005, no shares from this grant had vested.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Our Chairman of the Board of Directors, Samuel L. Shanaman, was awarded 33,890 restricted shares of common stock at an average fair value of $15.00 per share and a nominal salary as compensation for the services he performed as Interim Chief Executive Officer from August 2002 to January 2004. For every day Mr. Shanaman worked, he vested in a fixed number of shares of common stock for which he paid PolyMedica par value of $0.01 per share under a restricted stock agreement. The fair value less par value of the vested shares, was recorded as selling, general and administrative expenses in our consolidated statements of operations. Mr. Shanaman became fully vested in the restricted shares awarded under his agreements during his time as Interim Chief Executive Officer.

     Summarized information about stock options outstanding as of March 31, 2005, is as follows:

		Weighted Avg.	Weighted Avg.	# Exercisable	Weighted Avg.
Range of Exercise	# Options	Remaining	Exercise Price -	Options	Exercise Price -
Prices	Outstanding	Contractual Life	Outstanding	Outstanding	Exercisable
$ 2.69 - 3.88	46,584	2.53	$3.39	46,584	$3.39
$ 5.94 - 8.88	114,000	5.20	$7.17	114,000	$7.17
$10.56 - 15.23	438,262	7.16	$13.72	269,768	$13.39
$16.93 - 22.93	314,962	6.38	$20.75	246,468	$20.69
$25.32 - 31.42	760,550	8.82	$26.62	335,663	$26.97
$29.68 - 32.32	777,700	9.60	$30.77	74,000	$29.74
$34.75 - 37.29	723,900	9.74	$35.07	—	$—

	3,175,958			1,086,483

N. 401(k) Plan:

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

     For the fiscal years ended March 31, 2005, 2004 and 2003, we accrued and paid matching contributions of $1.05 million, $725,000 and $732,000, respectively, for the 401(k) Plan participants.

O. Segment Information:

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

     Liberty Respiratory – Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to patients suffering from chronic obstructive pulmonary disease.

     Pharmaceuticals – Through our Pharmaceuticals segment, we provide prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses and sell to distributors prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.

     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to the operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to each Liberty reporting unit primarily in accordance with the reporting unit’s relative percentage of total Liberty net revenues, employees and square footage in addition to management estimates.

PolyMedica Corporation
Notes to Consolidated Financial Statements

     Effective for the quarter ended June 30, 2004, we changed the way we segment cash, cash equivalents and marketable securities, in order to reflect how management currently views these assets. Segment assets belonging to PolyMedica’s corporate headquarters, which included $79.05 million and $76.65 million of cash, cash equivalents and marketable securities as of March 31, 2005 and 2004, respectively, are not allocated as they are considered separately for management evaluation purposes.

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

	Fiscal Year Ended March 31,
(in thousands)	2005	2004	2003
Net Revenues:
Liberty Diabetes	$315,019	$283,289	$244,683
Liberty Respiratory	54,822	77,422	75,128
Pharmaceuticals	81,626	58,983	36,374

Total	$451,467	$419,694	$356,185

Depreciation and Amortization Expense:
Liberty Diabetes	$42,688	$31,684	$24,460
Liberty Respiratory	4,509	17,105	17,295
Pharmaceuticals	745	685	955

Total	$47,942	$49,474	$42,710

Income before Income Taxes:
Liberty Diabetes	$52,800	$47,431	$39,711
Liberty Respiratory	19,462	22,558	21,914
Pharmaceuticals	8,480	8,579	6,495
Settlement accrual adjustments	(29,987)	(3,141)	(2,572)
Impairment of direct-response advertising asset *	—	(14,443)	—

Total	$50,755	$60,984	$65,548

*	Recorded in our Liberty Respiratory segment

PolyMedica Corporation
Notes to Consolidated Financial Statements

	March 31, 2005	March 31, 2004
Segment Assets:
Liberty Diabetes	$225,799	$178,030
Liberty Respiratory	16,680	21,667
Pharmaceuticals	27,799	18,838
Corporate Headquarters	95,464	100,633

Total	$365,742	$319,168

P. Interim Information (unaudited):

     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, consisting solely of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation.

	Year Ended March 31, 2005
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Net revenues	$111,140	$111,479	$114,063	$114,785
Gross margin	67,352	67,173	67,984	65,160
Net income	13,773	(7,147)	14,097	11,711
Net income per weighted average share, basic	$0.51	$(0.26)	$0.51	$0.42
Net income per weighted average share, diluted	$0.50	$(0.26)	$0.50	$0.41

	Year Ended March 31, 2004
(in thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Net revenues	$98,937	$105,222	$106,463	$109,072
Gross margin	63,168	66,962	66,064	66,638
Net income	11,098	12,100	2,168	12,566
Net income per weighted average share, basic	$0.45	$0.49	$0.08	$0.48
Net income per weighted average share, diluted	$0.44	$0.47	$0.08	$0.47

     In the second quarter of fiscal 2005, we recorded a $29.99 million settlement charge in connection with the settlement of the U.S. Attorney’s Office investigation of Liberty and Liberty Home Pharmacy. See Note F, “Accrued Expenses,” for further detail.

     In the third quarter of fiscal 2004, we recorded a $14.44 million impairment charge to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value as a result of the Medicare reimbursement reductions for inhalation drugs implemented under the Medicare Modernization Act. The third quarter results also included a $3.14 million charge, recorded as a reduction to revenues, to establish additional reserves for estimated overpayments by Medicare.

Q. Related Party Transactions:

     There were no significant related party transactions during the fiscal years ended March 31, 2005 or 2004.

PolyMedica Corporation
Notes to Consolidated Financial Statements

R. Subsequent Events:

     Credit Facility

     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, which permits PolyMedica to borrow amounts up to $150 million on a five-year revolving credit facility. The revolving credit agreement contains certain financial covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. As of the closing, we were in compliance with these covenants. There are no amounts currently outstanding under this facility. We may use the entire $150 million credit facility for direct borrowings or letters of credit. Interest charged on swing line commitment borrowings is based upon the greater of Bank of America’s prime rate or the federal funds rate plus 50 basis points, and at an adjusted LIBOR rate option for other borrowings under the facility. Upon entering into the revolving credit agreement, an origination fee of $1.0 million was paid and is being amortized to interest expense on a straight-line basis over the life of the credit facility. Commitment fees on the unused portion of the facility (.15% at April 12, 2005) are based upon PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on any outstanding principal balance is payable on a monthly basis. The revolving credit facility has a termination date of April 11, 2010. In May 2005, we increased the credit facility to $195 million.

     Modified Dutch Auction Share Repurchase

     In May 2005, we initiated a modified “Dutch Auction” tender offer. Pursuant to the tender offer, which will close on June 23, 2005 unless extended, we will purchase shares of our Common Stock for up to approximately $150 million. We plan to borrow up to $90 million from our credit facility to pay for shares in the tender offer. We believe that investing in our own shares in the tender offer is an attractive use of our capital. The remaining available balance of the credit facility will be available to fund acquisitions and capital expenditures, and for other general corporate purposes.

     New Board Member

     On May 16, 2005, we announced the appointment of William C. Van Faasen to our Board of Directors. Mr. Van Faasen is currently the Chairman and Chief Executive Officer of Blue Cross & Blue Shield of Massachusetts and has worked in the Blue Cross & Blue Shield Association network for over 30 years. He joins PolyMedica’s Board as an outside director and will serve on the Board’s Compensation Committee and Nominating and Corporate Governance Committee.

     Appointment of new General Counsel

     Effective June 1, 2005, we announced the resignation of William B. Eck as Senior Vice President, Chief of Healthcare Affairs and General Counsel and the appointment of Devin J. Anderson, former Associate General Counsel and current Secretary of PolyMedica to General Counsel. Mr. Eck resigned his post as of June 1, 2005 to return to private practice. Mr. Eck will continue to advise PolyMedica in his role as outside counsel.

     Cash Dividend

     On May 16, 2005, we paid a $0.15 per share cash dividend on 27,963,215 common shares outstanding for a total payment of $4.19 million to our common shareholders of record as of the close of business on May 5, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(1)	Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2)	Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

     The management of PolyMedica Corporation (“PolyMedica”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, PolyMedica’s principal executive and principal financial officers and effected by PolyMedica’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of PolyMedica;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of PolyMedica are being made only in accordance with authorizations of management and directors of PolyMedica; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PolyMedica’s assets that could have a material impact on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     PolyMedica’s management assessed the effectiveness of PolyMedica’s internal control over financial reporting as of March 31, 2005. In making this assessment, PolyMedica’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control– Integrated Framework.

     Based on their assessment, PolyMedica’s management determined that, as of March 31, 2005, PolyMedica’s internal control over financial reporting are effective based on those criteria.

     PolyMedica’s management’s assessment of the effectiveness of PolyMedica’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein, under Item 8.

(3)	Changes in Internal Control over Financial Reporting

     No changes in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is contained in the proxy statement for PolyMedica’s Annual Meeting of Shareholders to be held on September 23, 2005 (“the “2005 Proxy Statement”) under the caption “Item One – Election of Directors,” and is incorporated herein by reference. Information required by this item relating to certain filings on Forms 3, 4 and 5 is contained in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K is contained in our 2005 Proxy Statement under the caption (“Corporate Governance,”) and is incorporated herein by reference. We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website, www.polymedica.com. Certain information required by this item is contained under the caption “Directors and Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the 2005 Proxy Statement under the captions “Directors’ Compensation,” “Compensation of Executive Officers,” “Employment Agreements,” “Termination of Employment Agreements,” “Deferred Compensation Plan,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The information required by Items 402(k) and 402(l) of Regulation S-K is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is contained in the 2005 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the 2005 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in the 2005 Proxy Statement under the caption “Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	CONSOLIDATED FINANCIAL STATEMENTS

		The consolidated financial statements listed in the index to consolidated financial statements under Item 8 are filed as part of this report.

	2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

		The following consolidated financial statement schedule is included in Item 15(d):

		Schedule II – Valuation and Qualifying Accounts

		Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

	3.	LISTING OF EXHIBITS

		The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 70 of this report.

ITEM 15(d). FINANCIAL STATEMENT SCHEDULE

POLYMEDICA CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Accounts Receivable Valuation Reserves
(in thousands)
	Beginning			Ending
Description	Balance	Provision	Write-offs	Balance
Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,279	$21,058	$(24,404)	$16,933
Sales return and other sales allowances	$9,421	$18,483	$(18,081)	$9,823

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$17,712	$22,936	$(20,369)	$20,279
Sales return and other sales allowances	$4,844	$19,884	$(15,307)	$9,421

Fiscal year ended March 31, 2003:
Allowance for doubtful accounts	$11,368	$25,901	$(19,557)	$17,712
Sales return and other sales allowances	$4,171	$16,775	$(16,102)	$4,844

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005	PolyMedica Corporation
	By:	/s/ Patrick T. Ryan
Patrick T. Ryan
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 13, 2005	/s/ Patrick T. Ryan
Patrick T. Ryan
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 13, 2005	/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 13, 2005	/s/ Samuel L. Shanaman
Samuel L. Shanaman
Chairman of the Board

Dated: June 13, 2005	/s/ John K.P. Stone, III
John K.P. Stone, III
Director

Dated: June 13, 2005	/s/ Frank W. LoGerfo
Frank W. LoGerfo
Director

Dated: June 13, 2005	/s/ Daniel S. Bernstein
Daniel S. Bernstein
Director

Dated: June 13, 2005	/s/ Marcia J. Hooper
Marcia J. Hooper
Director

Dated: June 13, 2005	/s/ Edward A. Burkhardt
Edward A. Burkhardt
Director

Dated: June 13, 2005	/s/ Walter R. Maupay, Jr.
Walter R. Maupay, Jr.
Lead Director

Dated: June 13, 2005	/s/ Thomas O. Pyle
Thomas O. Pyle
Director

Dated: June 13, 2005	/s/ William C. Van Faasen
William C. Van Faasen
Director

Exhibit Index

     The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description
3.1	–	Restated Articles of Organization of the Company, as amended. (13)

3.2	–	Restated By –Laws of the Company. (20)

4.1	–	Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)

4.2	–	Rights Agreement, between PolyMedica Corporation and Equiserve Trust Company, dated September 13, 2002. (19)

10.1	–	1990 Stock Option Plan, as amended. (2) (10)

10.2	–	1992 Directors’ Stock Option Plan, as amended. (3) (10)

10.3	–	2000 Stock Incentive Plan, as amended at our Annual Meeting of Stockholders on September 17, 2004. (10) (25)

10.4	–	Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 1, 2000. (10) (12)

10.5	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated April 16, 2001. (10) (12)

10.6	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated September 24, 2001. (10) (13)

10.7	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated October 12, 2001. (10) (13)

10.8	–	Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2002. (10) (15)

10.9	–	Retention Agreement by and between the Registrant and John K.P. Stone, III dated March 28, 2002. (10) (15)

10.10	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Mr. Stephen C. Farrell dated May 31, 2002. (10) (15)

10.11	–	Retention Agreement by and between the Registrant and Stephen C. Farrell dated March 7, 2002. (10) (16)

10.12	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated July 15, 2002. (10) (16)

10.13	–	Termination of Employment Agreement by and between the Registrant and Steven J. Lee dated August 4, 2002. (10) (16)

10.14	–	Employment Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.15	–	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated October 7, 2002. (10) (17)

10.16	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated February 5, 2003. (10) (18)

10.17	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated March 27, 2003. (10) (20)

10.18	–	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated March 14, 2003. (10) (21)

10.19	–	Termination of Employment Agreement by and between the Registrant and Eric G. Walters dated June 6, 2003. (10) (20)

10.20	–	Restricted Stock Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003. (10) (20)

10.21	–	Amended Employment Agreement by and between the Registrant and Samuel L. Shanaman dated July 11, 2003. (10) (21)

10.22	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone, III dated August 29, 2003. (10) (22)

10.23	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated August 29, 2003. (10) (22)

10.24	–	Letter Agreement amendment to Retention Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003. (10) (23)

10.25	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone III dated November 3, 2003. (10) (23)

Exhibit
Number		Description
10.26	–	Letter Agreement amendment to Retention Agreement by and between the Registrant and Stephen C. Farrell dated November 3, 2003. (10) (23)

10.27	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated November 3, 2003. (10) (23)

10.28	–	Employment Agreement by and between the Registrant and Fred H. Croninger, III dated September 1, 2003. (10) (24)

10.30	–	Severance Agreement by and between the Registrant and Arthur A. Siciliano, Ph.D. dated November 5, 2003. (10) (23)

10.31	–	Severance Agreement by and between the Registrant and Warren K. Trowbridge dated January 13, 2004. (10) (23)

10.32	–	Employment Agreement by and between the Registrant and William B. Eck dated March 1, 2004. (10) (24)

10.33	–	Retention Agreement by and between the Registrant and William B. Eck dated March 1, 2004. (10) (24)

10.34	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Fred H. Croninger, III dated January 30, 2004. (10) (24)

10.35	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated January 30, 2004. (10) (24)

10.36	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and John K.P. Stone III dated May 17, 2004. (10) (24)

10.37	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Stephen C. Farrell dated May 17, 2004. (10) (24)

10.38	–	Letter Agreement amendment to Employment Agreement by and between the Registrant and Fred H. Croninger, III dated May 17, 2004. (10) (24)

10.39	–	Employment Agreement by and between the Registrant and Samuel L. Shanaman dated June 14, 2004. (10) (24)

10.40	–	Retention Agreement by and between the Registrant and Samuel L. Shanaman dated June 14, 2004. (10) (24)

10.41	–	Employment Agreement by and between the Registrant and Patrick T. Ryan dated September 27, 2004. (10) (33)

10.42	–	Retention Agreement by and between the Registrant and Patrick T. Ryan dated September 27, 2004. (10) (33)

10.43	–	Retirement Agreement by and between the Registrant and John K.P. Stone, III dated October 20, 2004. (10) (32)

10.44	–	Settlement Agreement by and between the Registrant and the United States Department of Justice dated November 3, 2004. (31)

10.45	–	Corporate Integrity Agreement by and between the Registrant and the Office of Inspector General of the Department of Health and Human Services dated November 3, 2004. (31)

10.46	–	Letter Agreement amendment to Retirement Agreement by and between the Registrant and John K.P. Stone, III dated December 6, 2004. (10) (26)

10.47	–	Executive Savings Plan effective January 1, 2005. (10) (29)

10.48	–	Employment Agreement by and between the Registrant and Keith W. Jones dated February 8, 2005. (10) (30)

10.49	–	Retention Agreement by and between the Registrant and Keith W. Jones dated February 8, 2005. (10) (30)

10.50	–	Restricted Stock Agreement by and between the Registrant and Patrick T. Ryan dated March 18, 2005. (10) (27)

10.51	–	Credit Agreement entered into by and between the Registrant and Bank of America, N.A. and several lenders, dated April 12, 2005. (28)

10.52	–	Supplement and amendment to Credit Agreement entered into by and between the Registrant and Bank of America, N.A. and several lenders, dated May 24, 2005. (27)

21.1	–	Subsidiaries of the Registrant. (20)

23.1	–	Consent of PricewaterhouseCoopers LLP. *

31.1	–	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	–	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d —14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002. *

*	Filed herewith.

1	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45425).

2	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

3	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994 (Commission File No. 0-19842).

4	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 13, 1992 (Commission File No. 0-19842).

5	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996 (Commission File No. 0-19842).

6	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997 (Commission File No. 0-19842).

7	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97872).

8	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998 (Commission File No. 0-19842).

9	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

11	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

12	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed June 25, 2001.

13	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

14	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

15	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed June 28, 2002.

16	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

17	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

18	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed February 14, 2003.

19	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 12, 2002.

20	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed as of June 30, 2003.

21	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed as of August 19, 2003.

22	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed as of November 4, 2003.

23	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed as of February 13, 2004.

24	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed as of June 14, 2004.

25	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed as of November 9, 2004.

26	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed as of February 9, 2005.

27	Incorporated herein by reference to the Company’s Tender Offer Statement on Schedule TO, filed as of May 26, 2005.

28	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of April 18, 2005.

29	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of December 17, 2004.

30	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of February 14, 2005.

31	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of November 8, 2004.

32	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 26, 2004.

33	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 1, 2004.