Form 10-Q
period 2005-06-30
POLYMEDICA CORP
filed 2005-08-09
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 0-19842
PolyMedica Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 State Street, Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(781) 933-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 8, 2005, there were 24,102,431 shares of the registrant’s Common Stock outstanding and an additional 4,000,000 shares held in treasury.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$90,341	$72,246
Marketable securities	413	6,804
Accounts receivable (net of allowances of $29,012 and $26,756 as of June 30 and March 31, 2005, respectively)	64,938	64,076
Inventories	32,979	29,758
Deferred income taxes	14,904	14,904
Prepaid expenses and other current assets	8,984	7,501

Total current assets	212,559	195,289

Property, plant and equipment, net	64,109	65,004
Goodwill	11,434	11,493
Patient lists, net	13,605	14,954
Direct-response advertising, net	83,777	78,499
Other assets	1,903	503

Total assets	$387,387	$365,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,842	$13,849
Accrued expenses	22,871	17,774
Current portion, capital lease obligations	565	559

Total current liabilities	43,278	32,182
Capital lease, note payable and other obligations	3,016	3,112
Deferred income taxes	29,423	29,423

Total liabilities	75,717	64,717

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,099,352 and 27,923,712 shares issued as of June 30 and March 31, 2005	281	279
Deferred compensation	(5,074)	(476)
Additional paid-in capital	170,112	162,837
Retained earnings	146,351	138,385

Total shareholders’ equity	311,670	301,025

Total liabilities and shareholders’ equity	$387,387	$365,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2005	2004
Net revenues	$117,754	$111,140

Cost of sales	51,011	43,788

Gross margin	66,743	67,352

Selling, general and administrative expenses	47,792	45,618

Income from operations	18,951	21,734

Other income and expense:
Investment income	536	216
Interest and other expense	(186)	(19)

	350	197

Income before income taxes	19,301	21,931
Income tax provision	7,141	8,158

Net income	$12,160	$13,773

Net income per weighted average share:

Basic	$0.43	$0.51
Diluted	$0.43	$0.50

Cash dividend per share	$0.15	$0.15

Weighted average shares, basic	27,975	26,871
Weighted average shares, diluted	28,443	27,527
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net income	$12,160	$13,773
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	3,678	2,200
Amortization of direct-response advertising	9,931	9,038
Direct-response advertising expenditures	(15,267)	(10,553)
Provision for bad debts	5,170	5,444
Provision for sales allowances/returns	4,336	3,960
(Gain)/loss on sale of equipment	(175)	34
Stock-based compensation	171	—
Loss on impairment of direct-response advertising	58	—
Imputed interest on note payable	46	—
Changes in assets and liabilities:
Accounts receivable	(10,368)	2,430
Income tax receivable	—	2,530
Inventories	(3,221)	(5,608)
Prepaid expenses and other assets	(660)	(2,163)
Accounts payable	5,993	(7,814)
Accrued expenses and other liabilities	5,097	2,932

Net cash flows provided by operating activities	16,949	16,203

Cash flows from investing activities:
Purchase of marketable securities	(2,297)	(2,629)
Proceeds from maturing marketable securities	8,688	2,779
Purchase of property, plant and equipment	(1,804)	(2,765)
Purchase of patient lists	—	(231)
Proceeds from sale of equipment	545	3

Net cash flows provided by (used for) investing activities	5,132	(2,843)

Cash flows from financing activities:
Proceeds from issuance of common and restricted stock	2,508	7,536
Contributions to deferred compensation plans	—	(72)
Payment of costs for stock repurchase	(1,009)	—
Payment of dividends declared on common stock	(4,194)	(4,015)
Payment of debt issuance costs	(1,155)	—
Payment of capital lease and note payable obligations	(136)	(74)

Net cash flows provided by (used for) financing activities	(3,986)	3,375

Net change in cash and cash equivalents	18,095	16,735

Cash and cash equivalents at beginning of period	72,246	69,229

Cash and cash equivalents at end of period	$90,341	$85,964

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$—	$—
Disposal of equipment	477	300
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1.   Basis of Presentation
     Company
     PolyMedica Corporation was organized in 1988. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis and we bill Medicare and third-party insurers on their behalf. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses, and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.
     We market our diabetes products directly to consumers primarily through targeted direct-response television advertising. Our patient service representatives are specifically trained to communicate with seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of Liberty name and significant revenue growth since our acquisition of Liberty Medicare Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2005 and 2004.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2005 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2005. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.
     Approximately $71.52 million and $72.59 million, or 60.7% and 65.3% of consolidated net revenues for the three months ended June 30, 2005 and 2004, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of June 30 and March 31, 2005, accounts receivable allowances were $29.01 million and $26.76 million, respectively, or 30.9% and 29.5% of gross accounts receivable, respectively.
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
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended June 30, 2005 and 2004, we provided for allowances for doubtful accounts at a rate of approximately 4.4% and 4.9% of net revenues, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended June 30, 2005 and 2004, we provided for sales allowances at a rate of approximately 3.6% and 3.4% of gross revenues, respectively.
     Accounting for Stock-Based Compensation
     Currently, PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS 123. Therefore, no stock-based employee compensation cost is reflected in net income for stock option issuances, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Three Months Ended June 30,
(in thousands, except per share data)	2005	2004

Net income	$12,160	$13,773
Add back: Stock compensation costs, net of tax, on options and restricted stock granted below fair market value	108	--
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(1,601)	(887)

Adjusted net income	$10,667	$12,886

Net income per weighted average share, basic, as reported	$0.43	$0.51
Net income per weighted average share, diluted, as reported	$0.43	$0.50
Adjusted net income per weighted average share, basic	$0.38	$0.48
Adjusted net income per weighted average share, diluted	$0.38	$0.47
     The fair value of each option granted during the three months ended June 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	1.73%	1.93%
Expected volatility	46.62%	88.20%
Risk-free interest rate	3.78%	3.86%
Expected life	3.75	5.0
     Effective October 1, 2004, we changed our assumptions for the expected volatility and expected life. The decline in the expected life in the first quarter of fiscal 2006 to 3.75 years compared to the prior year was due to a change in current exercise patterns. Correspondingly, the drop in our volatility assumption from approximately 88% effective for the quarter ended June 30, 2004, to approximately 47% in the quarter ended June 30, 2005, was due to a change in the market valuation of our stock, which in recent periods, has been substantially less volatile. We expect that our volatility and expected life assumptions in the remainder of fiscal 2006 will be comparable to our first quarter results of 46.62% and 3.75 years, respectively.
     Weighted-average fair value of options granted at or above fair value during the three months ended June 30,
     2005                                         $12.17
     2004                                         $19.47
     Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the three months ended June 30,
     2005                                           $6.43
     2004                                           $9.67

PolyMedica Corporation
Notes to Consolidated Financial Statements
2.  Inventories
     Inventories consist of the following:

(in thousands)	June 30,	March 31,
	2005	2005

Raw materials	$1,338	$1,317
Work in process	779	634
Finished goods	30,862	27,807

	$32,979	$29,758

     Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of June 30 and March 31, 2005, is $3.67 million and $3.49 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation, if applicable, to bill Medicare, other third-party payers and patients, and to recognize revenue.
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
     We perform net realizable value tests of our direct-response advertising asset at each reporting period and whenever events or circumstance suggest that the carrying value may not be recoverable and record any impairment as a cost of continuing operations. Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended
(in thousands)	June 30,	June 30,
	2005	2004

Capitalized direct-response advertising additions	$15,267	$10,553
Direct-response advertising amortization	(9,931)	(9,038)
Impairment of direct-response advertising	(58)	—

Increase in direct-response advertising asset, net	5,278	1,515
Beginning direct-response advertising asset, net	78,499	64,953

Ending direct-response advertising asset, net	$83,777	$66,468

4.  Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2005	2005

Compensation and benefits	$6,418	$8,172
Income tax payable	6,354	1,579
Inventory receipts	2,372	255
Other	7,727	7,768

	$22,871	$17,774

     As of June 30 and March 31, 2005, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments.
     As of June 30, 2005, income tax payable totaled $6.35 million, $4.77 million higher than the March 31, 2005 balance of $1.58 million, due primarily to $5.38 million of refunds received from federal and state agencies in the fourth quarter of fiscal 2005 for prior period overpayments.
     Inventory purchases received but not invoiced in the first quarter of fiscal 2006, accounted for $2.37 million of total accrued expenses as of June 30, 2005, a $2.12 million increase from the March 31, 2005 balance.
     Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and marketing, outside consulting, fees for the repurchase of common stock and amounts reserved for overpayments by Medicare and others. Included in this category was a $682,000 reduction in the reserve for overpayments by Medicare and others related to the change in interpretation of the reimbursement formula for certain respiratory medications, offset primarily by an increase in fees incurred for the modified “Dutch Auction” tender offer closed on July 8, 2005. As of June 30, 2005, the balance of the reserve for overpayments by Medicare and others related to the change in interpretation of the reimbursement formula for certain respiratory medications was $283,000, as compared with $965,000 as of March 31, 2005. The reduction in the reserve was due to the statute of limitations. Medicare carriers in general must refute claims within four years from the billing date. Please see Note F of our Annual Report on Form 10-K, filed with SEC on June 13, 2005, for more details of this reserve.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.

PolyMedica Corporation
Notes to Consolidated Financial Statements
5.   Commitments and Contingencies
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
Commitments
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same with the exception of a $1.38 million contract entered into with external legal counsel in exchange for providing legal advice on healthcare compliance and regulatory matters over the next two years.
6.   Note Payable and Credit Facility
Note payable
     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005, we issued a note payable of $2.25 million with a net present value of $2.03 million. In the quarter ended June 30, 2005,

PolyMedica Corporation
Notes to Consolidated Financial Statements
approximately $46,000 of imputed interest expense was recorded, resulting in a net present value as of June 30, 2005 of $2.08 million. The expected term of the note is two years from the issuance date.
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended on May 24, 2005. The agreement, as amended, permits PolyMedica to borrow amounts up to $195 million on a five-year revolving credit facility. The revolving credit agreement contains certain financial covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Interest charged on swing line commitment borrowings is based upon the greater of Bank of America’s prime rate or the federal funds rate plus 50 basis points, and at an adjusted LIBOR rate option for other borrowings under the facility. A total origination fee of $1.10 million was paid and is being amortized to interest expense on a straight-line basis over the life of the credit facility. Commitment fees on the unused portion of the facility are based upon PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on any outstanding principal balance is payable on a monthly basis. The revolving credit facility has a termination date of April 11, 2010. As of June 30, 2005, we had no borrowings outstanding on the line of credit and we were in compliance with the financial covenants.
7.   Segment Information
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. The segments are as follows:
     Liberty Diabetes — Through our Liberty Diabetes segment, we provide diabetes testing supplies and related products to patients suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.
     Liberty Respiratory — Through our Liberty Respiratory segment, we provide prescription respiratory medications and supplies to patients suffering from chronic obstructive pulmonary disease.
     Pharmaceuticals — Through our Pharmaceuticals segment, we provide prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses and sell for further distribution prescription urology and suppository products, over-the-counter female urinary discomfort products, and home medical diagnostic kits.
     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to each operating segments according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Liberty Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to each Liberty reporting unit primarily in accordance with the reporting unit’s relative percentage of total Liberty net revenues, employees and square footage in addition to management estimates. Segment assets belonging to PolyMedica’s corporate headquarters, which included $90.75 million and $79.05 million of cash, cash equivalents and marketable securities as of June 30 and March 31, 2005, respectively, are not allocated as they are considered separately for management evaluation purposes.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Three Months Ended June 30,
(in thousands)	2005	2004

Net Revenues:
Liberty Diabetes	$83,170	$78,450
Liberty Respiratory	10,759	15,782
Pharmaceuticals	23,825	16,908

Total	$117,754	$111,140

Depreciation and Amortization Expense:
Liberty Diabetes	$13,066	$9,287
Liberty Respiratory	341	1,786
Pharmaceuticals	202	165

Total	$13,609	$11,238

Income before Income Taxes:
Liberty Diabetes	$13,832	$14,740
Liberty Respiratory	2,506	5,926
Pharmaceuticals	2,963	1,265

Total	$19,301	$21,931

	June 30,	March 31,
	2005	2005
Segment assets:
Liberty Diabetes	$239,091	$225,799
Liberty Respiratory	15,126	16,680
Pharmaceuticals	20,070	27,799
Corporate Headquarters	113,100	95,464

Total	$387,387	$365,742

8.   Shareholders’ Equity
     In the quarter ended June 30, 2005, we paid a $0.15 per share cash dividend on 27,963,215 common shares outstanding for a total payment of $4.19 million to our common shareholders of record as of the close of business on May 5, 2005, as compared to a $0.15 per share cash dividend on 26,768,918 common shares outstanding for a total payment of $4.02 million to our common shareholders of record as of the close of business on May 5, 2004.
     In the quarter ended June 30, 2005, 137,500 restricted shares of common stock were granted at a fair value of $34.70 per share and a par value of $0.01 per share under restricted stock agreements. As of June 30, 2005, no shares from this grant had vested. Restricted stock amortization of $171,000 was recorded in the first quarter of fiscal 2006 related to restricted stock grants made in the quarters ended June 30 and March 31, 2005, with a remaining deferred compensation value of $5.07 million to be amortized over the remainder of fiscal 2006 and the next four fiscal years as follows (table in thousands):

2006	$1,041
2007	1,312
2008	1,316
2009	1,222
2010	183

Total	$5,074

PolyMedica Corporation
Notes to Consolidated Financial Statements
9.   Calculations of Earnings Per Share
Calculations of earnings per share are as follows:

(In thousands, except per share data)	Three Months Ended
	June 30, 2005	June 30, 2004

Net income	$12,160	$13,773

BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	27,975	26,871
Net income per weighted average share, basic	$0.43	$0.51

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	27,975	26,871
Weighted average dilutive common stock equivalents	468	656

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	28,443	27,527
Net income per weighted average share, diluted	$0.43	$0.50

     Potentially Dilutive Stock Options
     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 1,002,050 and 165,000 options not included in the diluted earnings per share computation as of June 30, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the common shares.
10.  Comprehensive Income
     Our total comprehensive income is equal to our net income for the three months ended June 30, 2005 and 2004. Unrealized gains (losses) on investments were not material for any periods presented.
11.  Subsequent Events
     On July 11, 2005, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on August 5, 2005, payable on August 15, 2005.
     On July 14, 2005, we announced the final results of our modified “Dutch Auction” tender offer to purchase up to $150 million of our outstanding common stock. The tender offer expired at 12:00 midnight, Eastern Time, on Friday, July 8, 2005. Based on the final count by the depository for the tender offer, 6,902,160 shares of common stock were properly tendered and not withdrawn at prices at or below $37.50 per share. As a result, we accepted for purchase and paid for 4,000,000 shares at a purchase price of $37.50 per share, for a total cost of $150 million. Of the total $150 million purchase price, $80 million was borrowed from our $195 million credit facility and the remainder was paid in cash. The final proration factor for the tender offer was approximately 58.98126% after giving effect to conditional and odd lot tenders. The 4,000,000 shares accepted for purchase represented approximately 14.2% of our 28,254,431 shares issued and outstanding as of July 8, 2005, including 152,500 outstanding restricted shares, which are not reported as issued and outstanding under generally accepted accounting principles until they have vested. Immediately following completion of the tender offer, 24,254,431 shares of PolyMedica common stock were issued and outstanding, with 4,000,000 shares held in treasury.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Effective July 1, 2005, CMS released the results of its quarterly calculation of the manufacturers’ average sales price for inhalation drugs, which will result in an approximate 10% decrease in current reimbursement rates for products provided through our Liberty Respiratory segment. In light of the uncertainty of future reimbursement rates and dispensing fees for respiratory supplies, a decision was made at our July 22, 2005 Board of Directors meeting to exit this business. We are currently evaluating bids from parties interested in purchasing its assets.
     On August 5, 2005, we entered into an agreement to purchase National Diabetic Pharmacies, Inc. for $55 million. This transaction, which is subject to Hart-Scott-Rodino approval, is expected to close in the fiscal second quarter ending September 30, 2005. National Diabetic Pharmacies, Inc. is a provider of diabetes products and disease management services to the commercial market, and more than half of their over 100,000 active patients have come from programs they have established with managed care organizations and employers. We expect to fund the $55 million purchase price through borrowing from our available credit facility funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Future Operating Results
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Results.”
     In addition, any forward-looking statements represent our view only as of the day this Quarterly Report on Form 10-Q was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
Overview
     PolyMedica Corporation was organized in 1988. Today, through our primary segment, Liberty Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regiment on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Liberty Respiratory segment, we provide direct-to-consumer respiratory medications, primarily to seniors. Through our Pharmaceuticals segment, we sell prescription medications directly to existing Liberty Diabetes and Liberty Respiratory patients and their spouses and we also manufacture and sell prescription and over-the-counter urology products to distributors and retailers.
     Liberty Diabetes
     Through our Liberty Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of June 30, 2005, we had approximately 717,000 active diabetes patients, compared to approximately 639,000 active patients as of June 30, 2004. Approximately 97.0% of our Liberty Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:
–	providing mail order delivery of supplies directly to our patients’ homes;

–	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

–	providing 24-hour telephone support to patients; and

–	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.
     Sales from this segment represented 70.6% of total net revenues for the quarters ended June 30, 2005 and 2004, making it our primary operating segment.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 is 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its patients. During the first quarter of fiscal 2006, we experienced a 2.7% reduction in Medicare reimbursement for diabetes test strips and lancets, resulting in a decrease in net revenues of approximately $1.90 million as a result of this legislation. We expect the 2.7% reimbursement reduction percentage to remain comparable for the remainder of fiscal 2006. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.
     The Medicare Modernization Act also contains provisions that may have a positive effect on the future performance of our Liberty Diabetes segment. Beginning January 1, 2005, Medicare coverage has been provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. While the benefit resulting from Medicare reimbursement for the costs of regular diabetes screening tests and initial physical examinations is difficult to quantify, we do not believe it materially benefited our results of operations in the quarter ended June 30, 2005, but expect that it will contribute toward the expansion of our patient base going forward as the population of diagnosed diabetics will likely increase as a result of Medicare reimbursement for such testing.
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
     Liberty Respiratory
     Through our Liberty Respiratory segment we sell prescription respiratory medications and supplies to our patients suffering from COPD and other breathing disorders. As of June 30, 2005, we had approximately 53,000 active respiratory patients, compared to approximately 63,000 active patients as of June 30, 2004. Like our Liberty Diabetes segment, through our Liberty Respiratory segment we deliver respiratory medications and supplies to our patients’ homes and bill Medicare and/or private insurance companies directly for those prescription respiratory medications and supplies that are reimbursable.
     Primarily as a result of the reimbursement reductions described below and the decline in the number of active patients resulting from the decision to suspend advertising in December 2003, net revenues decreased 31.8% during the quarter ended June 30, 2005, as compared with the quarter ended June 30, 2004.
     The Medicare Modernization Act provides for a reduction in reimbursement rates for inhalation drugs, which we provide through our Liberty Respiratory segment. Specifically, beginning January 1, 2004, reimbursement for these drugs was reduced from 95% of the average wholesale price to 80% of the average wholesale price. Beginning January 1, 2005, reimbursement rates for inhalation drugs were reduced to 106% of the manufacturers’ average sales price, a new benchmark that is determined each quarter by sales data submitted by the drug manufacturers to the Centers for Medicare and Medicaid Services (“CMS”) plus a dispensing fee. On November 2, 2004, in the final Physician Fee Schedule Rule for calendar 2005 issued by CMS (CMS-1429-FC), CMS announced that it would pay a dispensing fee during calendar 2005 of $57 per 30-day order or $80 per 90-day order in addition to the 106% of the manufacturers’ average sales price for inhalation drugs. The reimbursement cuts resulted in approximately $3.50 million less revenue generated by Liberty Respiratory in the quarter ended June 30, 2005 than would have been generated at the reimbursement rates in effect for calendar 2004. Effective July 1, 2005, CMS released the results of its quarterly calculation of the manufacturers’ average sales price for inhalation drugs, which will result in an approximate 10% decrease in current reimbursement rates for products provided through our Liberty Respiratory segment.
     In light of the uncertainty of future reimbursement rates and dispensing fees for respiratory supplies, a decision was made at our July 22, 2005 Board of Directors meeting to exit this business. We are currently evaluating bids from parties interested in purchasing its assets.
     Pharmaceuticals
     Through our Pharmaceuticals segment we provide prescription medications directly to consumers and we manufacture and sell for further distribution prescription urology and suppository products and over-the-counter female urinary discomfort products. Within our Pharmaceuticals segment, our Liberty Pharmacy business (“Liberty Pharmacy”), markets and sells prescription medications primarily to our existing Liberty Diabetes and Liberty Respiratory patients and their spouses. PolyMedica’s line of prescription urology products, which includes urinary analgesics, antispasmodics, local anesthetics and analgesic suppositories, are sold to large drug distributors in the United States. Our female urinary discomfort products and home medical diagnostic kits are sold under our AZO brand name to a network of large drug store chains, major supermarkets, mass merchandisers and drug distributors in the United States.
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
     In December 2003, the service benefit administrator of the Federal Employee Program, which we refer to as FEP, notified Liberty Pharmacy and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change, if one were to be implemented, would be subsequent to January 1, 2005. A change in reimbursement, such as processing these supplies and medications as a pharmacy benefit, would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We have not as yet experienced a cut in FEP reimbursement. We are unable to assess the impact of the reimbursement cuts FEP has alluded to until the nature and magnitude of the cuts have been clearly defined. The FEP program comprised approximately 49% of the Pharmaceutical segment’s net revenues in the quarter ended June 30, 2005.
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
Critical Accounting Policies
     There have been no material changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005.
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

Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,

(in thousands)	2005		2004
	Net		Net
	Revenues	% Net Revenues	Revenues	% Net Revenues	% Change

Liberty Diabetes	$83,170	70.6%	$78,450	70.6%	6.0%
Liberty Respiratory	10,759	9.2	15,782	14.2	(31.8)
Pharmaceuticals	23,825	20.2	16,908	15.2	40.9

Total net revenues	$117,754	100.0%	$111,140	100.0%	6.0%

     The increase in Liberty Diabetes net revenues was due primarily to the 12.2% net growth in our patient base, which grew to 717,000 active patients as of June 30, 2005, from approximately 639,000 as of June 30, 2004. In the twelve months since June 30, 2004, we added approximately 212,000 new patients from direct-response advertising and fiscal 2005 business and patient list acquisitions. The attrition of approximately 134,000 patients in the twelve months ended June 30, 2005, yielded net growth in the Liberty Diabetes patient base from the first quarter of fiscal 2005 through the first quarter of fiscal 2006 of approximately 78,000 patients or 12.2%.
     Net revenue growth generated from the 12.2% net growth in the patient base was reduced by a 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $1.90 million in the quarter ended June 30, 2005. The lower reimbursement rate for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect through the end of calendar 2006.
     The decrease in Liberty Respiratory net revenues was due primarily to the reduction in reimbursement rates for inhalation drugs from 80% of the average wholesale price during the quarter ended June 30, 2004 to 106% of the manufacturers’ average sales price for inhalation drugs plus a dispensing fee of $57 per 30-day order or $80 per 90-day order. The reimbursement cuts resulted in approximately $3.50 million less revenue generated by Liberty Respiratory in the quarter ended June 30, 2005 than would have been generated at the reimbursement rates in effect for calendar 2004. Effective July 1, 2005, CMS released the results of its quarterly calculation of the manufacturers’ average sales price for inhalation drugs, which will result in an approximate 10% decrease in current reimbursement rates for products provided through our Liberty Respiratory segment. In light of the uncertainty of future reimbursement rates and dispensing fees for respiratory supplies, a decision was made at our July 22, 2005 Board of Directors meeting to exit this business. We are currently evaluating bids from parties interested in purchasing its assets.
     The increase in Pharmaceuticals net revenues was due primarily to the 47.7% growth in Liberty Pharmacy’s direct-to-consumer sales of prescription medications, which represented 81.3% of total Pharmaceuticals segment net revenues in the quarter ended June 30, 2005, as compared with 77.5% in the quarter ended June 30, 2004. The primary source of reimbursement is presently third-party commercial insurance companies. Patients without commercial insurance coverage are required to pay for their medications at the time of purchase. Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare Advantage prescription plans. Our goal is to expand our Liberty Pharmacy business through the acquisition of or partnering with complementary healthcare service providers to help us develop the economies of scale that will allow us to compete successfully in 2006 and beyond.
     The other businesses included in the Pharmaceuticals segment, which conduct the manufacture and sale of over-the-counter female urinary discomfort products and prescription urology and suppository products from our

Massachusetts based facility, generated revenues representing 18.7% of the Pharmaceutical segment’s net revenues and 3.8% of total consolidated net revenues in the quarter ended June 30, 2005, as compared with 22.5% of the Pharmaceutical segment’s net revenues and 3.4% of total consolidated net revenues in the prior year. We are currently evaluating whether these non-core businesses should be continued in their current forms or whether they should be modified or sold. We have hired a financial advisor to assist us in evaluating the potential disposition of these businesses.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended June 30, 2005 and 2004.

		Three Months Ended June 30,
(in thousands)	2005		2004
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	% Change

Gross margin:
Liberty Diabetes	$50,973	61.3%	$47,664	60.8%	6.9%
Liberty Respiratory	6,246	58.1	12,666	80.3	(50.7)
Pharmaceuticals	9,524	40.0	7,022	41.5	35.6

Total gross margin	$66,743	56.7%	$67,352	60.6%	(0.9)%

     Gross margin in the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, decreased primarily as a result of the cuts in Medicare reimbursement for our Liberty Respiratory inhalation drugs discussed in more detail above and a 47.7% increase in Liberty Pharmacy net revenues, included in our Pharmaceuticals segment, for which we have historically reported gross margins in the 30% range, which is lower than the Company’s overall gross margin.
     The increase in our Liberty Diabetes’ gross margin was primarily due to the low margin impact former product offerings, including shoes and inserts, had on the first quarter of fiscal 2005 that were no longer offered in the quarter ended June 30, 2005. The effect of this margin increase, coupled with savings in the cost of diabetes testing supplies from manufacturers and lower shipping costs in the first quarter of fiscal 2006, as compared with the prior year’s first quarter, was partially offset by the approximate 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005.
     Selling, General and Administrative Expenses

	Three Months Ended June 30,

		% Net		% Net
(in thousands)	2005	Revenues	2004	Revenues

Reported selling, general and administrative expenses	$47,792	40.6%	$45,618	41.0%

Primary components of selling, general and administrative expenses:

Direct-response advertising amortization	$9,931	8.4%	$9,038	8.1%
Provision for doubtful accounts	$5,170	4.4%	$5,444	4.9%
Employee compensation	$16,455	14.0%	$15,629	14.1%
     Selling, general and administrative expenses as a percentage of net revenues remained fairly consistent in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

Investment Income
     The following table presents investment income earned on our cash, equivalents, restricted cash, marketable securities and deferred compensation plan balances for the periods presented.

	Three Months Ended June 30,

(in thousands)	2005	2004	$ Change	% Change

Average cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances	$80,129	$90,490	$(10,361)	(11.4)%

Investment income	$536	$216	$320	148.4%
     Investment income increased primarily as a result of the Company investing in new short-term taxable and tax-exempt instruments, which yield annual returns in excess of 2.5%, coupled with higher interest rates earned on other holdings in the first quarter of fiscal 2006, as compared with the prior year’s first quarter.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,

(in thousands)	2005	2004

Income tax provision	$7,141	$8,158
Effective tax rate	37.0%	37.2%
     The effective tax rates in the three months ended June 30, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,

(in thousands)	2005	2004

Net cash provided by operating activities	$16,949	$16,203
Net cash provided by (used for) investing activities	5,132	(2,843)
Net cash provided by (used for) financing activities	(3,986)	3,375

Net change in cash and cash equivalents	$18,095	$16,735

     Our cash and cash equivalents balance increased $18.10 million from $72.25 million as of March 31, 2005 to $90.34 million as of June 30, 2005. Contributors to positive cash flow included net income and net proceeds raised from liquidated marketable securities.

     The growth of our business is currently funded primarily through cash flow from operations, which remained fairly consistent during the quarter ended June 30, 2005, as compared with the quarter ended June 30, 2004, totaling $16.95 million and $16.20 million, respectively.
     Contributing to positive operating cash flow was a 6.0% increase in net revenues from $111.14 million in the quarter ended June 30, 2004 to $117.75 million in the quarter ended June 30, 2005. Cash flow generated from these activities was used to purchase $15.27 million of direct-response advertising. We will continue to engage in a high level of television advertising throughout the remainder of fiscal 2006, which combined with our proactive approach and high level of service to existing patients, has resulted in solid revenue growth. An $11.09 million increase in our accounts payable and accrued expense balance as of June 30, 2005, as compared with the March 31, 2005 total, partially offset the direct-response advertising spend in the quarter ended June 30, 2005. The increase in accounts payable and accrued expenses is primarily related to an increase in income taxes payable and additional advertising and inventory purchases in the quarter ended June 30, 2005.
     The increase in days sales outstanding of accounts receivable balances from 42 days as of June 30, 2004 to 50 days as of June 30, 2005, was due to a billing system upgrade implemented in the first quarter of fiscal 2006 to enhance our ability to expand the patient base and improve integration with our other platforms, and delays in the collection of reimbursement claims submitted to one Medicare regional carrier. We expect quarterly days sales outstanding to improve in the quarter ending September 30, 2005.
     The $7.98 million increase in cash flows from investing activities in the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, was primarily due to the redemption of our marketable securities in anticipation of the payment for the repurchase of shares through a modified “Dutch Auction” tender offer which closed on July 8, 2005.
     The $7.36 million decrease in total cash provided by financing activities in the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, was due primarily to a $5.03 million decrease in proceeds raised from the issuance of common and restricted stock arising primarily from employee stock option exercises. We also spent $1.16 million for the payment of debt issuance costs for the $195 million credit facility secured in the first quarter of fiscal 2006 as well as $1.01 million in professional fees related to the modified “Dutch Auction” tender offer which closed on July 8, 2005, as discussed below. Other financing activities included an increase in payments for capital lease and note payable obligations and a decrease in amounts set aside for executive deferred compensation plans in the three months ended June 30, 2005, as compared with the three months ended June 30, 2004.
     We secured a $195 million five-year revolving credit facility in the first quarter of fiscal 2006 and initiated a modified “Dutch Auction” tender offer to repurchase shares of PolyMedica common stock. Pursuant to the tender offer, which closed at midnight on July 8, 2005, we purchased 4,000,000 shares of our common stock at $37.50 per share for a total cost of $150 million. Of the total $150 million purchase price, $80 million was borrowed under our $195 million credit facility and the remainder was settled with current cash and cash equivalents. We believe that investing in our own shares in the tender offer is an attractive use of our capital. The remaining available balance of the credit facility will be available to fund acquisitions and capital expenditures, and for other general corporate purposes.
     We believe that our ending cash, cash equivalents and marketable securities balance as of July 31, 2005 of approximately $22 million, which is net of the $70 million cash payment for the repurchase of shares through the modified “Dutch Auction” tender offer which closed on July 8, 2005, and cash flows generated from future operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders. We expect to fund the $55 million purchase of National Diabetic Pharmacies, Inc., expected to close in the fiscal second quarter ending September 30, 2005, through borrowing from available credit facility funds. Post close, we expect to have approximately $135 million in debt with approximately $60 million available under the existing credit facility. In the event that we undertake to make acquisitions of other complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available credit facility funds, and funds generated from operations. Other factors, which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or additional reductions in Medicare reimbursement for our products.
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same, with the exception of a $1.38 million two-year contract entered into with outside legal counsel for guidance with regard to compliance and regulatory matters.

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
     This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. See “Accounting for Stock-Based Compensation” in Note 1 to the consolidated financial statements. We are required to adopt SFAS 123R effective April 1, 2006 and are currently in the process of evaluating its impact on our results.
     SFAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The adoption of SFAS 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS 123R in a prior period, the impact would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. SFAS 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.
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

Factors Affecting Future Operating Results
     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties, which could affect our operating results, including without limitation, those described below.
We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement
     Sales of a significant portion of our Liberty Diabetes, Liberty Respiratory and Pharmaceuticals segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 2 of Part I “Overview” — “Liberty Diabetes” and “Liberty Respiratory.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
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
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note 5 in Item 1 of Part I for a more complete description of this claim.
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
Loss of use of manufacturing or data storage facilities could significantly reduce revenues and profits from our businesses
     We manufacture substantially all of our prescription urology and suppository products and many of our AZO brand name products at our facility in Woburn, Massachusetts. In addition, we process and store most of our patient data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in 2004, excluding amounts that may be reimbursed to us through our business interruption insurance and have been reimbursed under our property and casualty insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.
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
We depend on key employees and the loss of a key employee could adversely affect our business.
     Our future performance will depend in part on the efforts and abilities of our key employees, and the loss of their services could have an adverse effect on our business. We have no key man life insurance policies on any of our employees.
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
     We cannot guarantee that we would be able to obtain the intended benefits of any of these potential acquisitions. We could also require substantial capital resources to acquire complementary products or businesses. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all.
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

Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(2) Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, for a complete description of our legal proceedings. There were no material developments regarding these legal proceedings during the three months ended June 30, 2005.

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
(registrant)

/s/ Patrick T. Ryan
Patrick T. Ryan
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2005

Exhibit Index

Exhibit Number	Description

31.1 -	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 -	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.