Form 10-Q
period 2005-09-30
POLYMEDICA CORP
filed 2005-11-07
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission File No. 0-19842
PolyMedica Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 State Street, Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (781)933-2020
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2005, there were 24,190,295 shares of the registrant’s Common Stock outstanding and an additional 3,932,448 shares held in treasury.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
POLYMEDICA CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	Sept. 30,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$60,322	$72,246
Marketable securities	—	6,804
Accounts receivable (net of allowances of $30,031 and $25,827 as of September 30 and March 31, 2005, respectively)	72,091	62,054
Inventories	37,293	25,730
Deferred income taxes	14,477	14,477
Income tax receivable	—	1,085
Prepaid expenses and other current assets	9,711	7,327
Current assets of discontinued operations	1,544	6,651

Total current assets	195,438	196,374

Property, plant and equipment, net	60,108	59,984
Goodwill	52,099	10,498
Intangible assets, net	27,949	14,954
Direct response advertising, net	87,311	78,499
Other assets	8,131	438
Long-term assets of discontinued operations	—	8,316

Total assets	$431,036	$369,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POLYMEDICA CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	Sept. 30,	March 31,
	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,358	$13,545
Accrued expenses	30,394	15,574
Current portion, capital lease obligations	570	559
Current liabilities of discontinued operations	2,224	3,588

Total current liabilities	72,546	33,266

Capital lease, note payable and other obligations	3,261	3,113
Long term credit facility	135,000	—
Deferred income taxes	31,659	31,659

Total liabilities	242,466	68,038

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,122,743 and 27,923,712 shares issued and outstanding as of September 30 and March 31, 2005, respectively	281	279
Treasury stock, at cost; 3,936,948 shares issued as of September 30, 2005 and no shares issued as of March 31, 2005	(148,848)	—
Deferred compensation	(5,568)	(476)
Additional paid-in capital	166,058	162,837
Retained earnings	176,647	138,385

Total shareholders’ equity	188,570	301,025

Total liabilities and shareholders’ equity	$431,036	$369,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Net revenues	$116,427	$92,096	$218,955	$183,652
Cost of sales	53,453	40,418	98,527	80,388

Gross margin	62,974	51,678	120,428	103,264
Selling, general and administrative expenses	46,285	41,485	88,322	78,618
Settlement charge	—	29,987	—	29,987

Income (loss) from continuing operations	16,689	(19,794)	32,106	(5,341)

Other income and expense:
Investment income	218	316	699	501
Interest expense	(1,106)	(15)	(1,274)	(32)

	(888)	301	(575)	469
Income (loss) from continuing operations before income taxes	15,801	(19,493)	31,531	(4,872)
Income tax provision/(benefit)	5,735	(7,716)	11,516	(2,306)

Income (loss) from continuing operations, net of income taxes	10,066	(11,777)	20,015	(2,566)

Discontinued operations:
Income from discontinued operations, net of income taxes	1,626	4,630	3,837	9,192
Gain on disposal of discontinued operations, net of income taxes of $15,379	22,243	—	22,243	—

Income from discontinued operations, net of income taxes	23,869	4,630	26,080	9,192

Net income (loss)	$33,935	$(7,147)	$46,095	$6,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Income from continuing operations per weighted average share, basic	$0.41	$(0.43)	$0.76	$(0.09)

Income from discontinued operations per weighted average share, basic	0.07	0.17	0.15	0.33

Gain on disposal of discontinued operations per weighted average share, basic	0.91	—	0.85	—

Net income (loss) per weighted average share, basic	1.39	(0.26)	1.76	0.24

Income from continuing operations per weighted average share, diluted	0.40	(0.43)	0.75	(0.09)

Income from discontinued operations per weighted average share, diluted	0.07	0.17	0.14	0.33

Gain on disposal of discontinued operations per weighted average share, diluted	0.89	—	0.83	—

Net income (loss) per weighted average share, diluted	$1.36	$(0.26)	$1.72	$0.24

Weighted average shares, basic	24,473	27,275	26,224	27,073
Weighted average shares, diluted	25,053	27,832	26,748	27,680
Weighted average shares, diluted, used in the calculation of net loss per weighted average share	—	27,275	—	27,073
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$46,095	$6,626
(Income) from discontinued operations	(3,837)	(9,192)
Gain on disposal of discontinued operations	(22,243)	—
Adjustments to reconcile income from continuing operations to net cash flows:
Depreciation and amortization	6,657	3,877
Amortization of direct-response advertising	20,418	15,693
Direct-response advertising expenditures	(29,612)	(22,229)
Provision for bad debts	9,525	9,205
Provision for sales allowances/returns	7,946	7,031
(Gain)/loss on sale of equipment	(151)	567
Stock-based compensation	579	—
Loss on impairment of direct-response advertising	382	—
Loss on impairment of customer list	—	152
Imputed interest on note payable	74	—
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
Accounts receivable	(24,165)	(3,230)
Income tax receivable	1,085	(289)
Inventories	(7,582)	(10,011)
Prepaid expenses and other assets	(2,848)	(1,791)
Accounts payable	19,443	(4,085)
Accrued expenses and other liabilities	(1,278)	30,497

Net cash flows provided by continuing operations	20,488	22,821
Net cash flows provided by discontinued operations	9,468	14,347

Net cash flows provided by operating activities	29,956	37,168

Cash flows from investing activities:
Purchase of marketable securities	(2,288)	(7,954)
Proceeds from maturing marketable securities	9,092	8,741
Proceeds from sale of businesses	42,269	—
Purchase of business	(55,335)	—
Issuance of note receivable	(5,000)	—
Purchase of property, plant and equipment	(4,082)	(4,639)
Purchase of patient lists	(5,210)	(5,692)
Proceeds from sale of equipment	545	—

Net cash flows (used for) continuing operations	(20,009)	(9,544)
Net cash flows (used for) discontinued operations	(101)	(81)

Net cash flows (used for) investing activities	(20,110)	(9,625)

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of common and restricted stock	4,069	9,505
Proceeds from line of credit	135,000)	—
Contributions to deferred compensation plans	(342)	(95)
Payment of costs for stock repurchase	(1,233)	—
Repurchase of common stock	(150,000)	—
Payment of dividends declared on common stock	(7,833)	(8,107)
Payment of debt issuance costs	(1,155)	—
Payment of capital lease and note payable obligations	(276)	(167)

Net cash flows provided by (used for) continuing operations	(21,770)	1,136
Net cash flows provided by discontinued operations	—	—

Net cash flows provided by (used for) financing activities	(21,770)	1,136

Net change in cash and cash equivalents	(11,924)	28,679

Cash and cash equivalents at beginning of period	72,246	69,229

Cash and cash equivalents at end of period	$60,322	$97,908

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$—	$979
Disposal of equipment	1,844	1,107
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
     Company
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians on a regular basis and we bill Medicare and third-party insurers on their behalf. Through our Pharmacy segment, we sell prescription medications directly to existing Diabetes patients and their spouses. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers. On July 22, 2005, our Board of Directors voted to dispose of the Liberty Respiratory segment and we have therefore reclassified the operating results, cash flows and applicable assets and liabilities of these businesses into discontinued operations.
     We market our diabetes products directly to consumers primarily through targeted direct-response television advertising. Our patient service representatives are specifically trained to communicate with seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2005 and 2004.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2005 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2005 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed with the SEC on August 9, 2005. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements. As a result of the sale of our Women’s Health Products Division to Amerifit Nutrition, Inc. on September 30, 2005 and our Board of Director’s vote in the quarter ended September 30, 2005 to dispose of our Liberty Respiratory business, we have reclassified the operating results and applicable cash flows, assets and liabilities of our Liberty Respiratory segment and Women’s Health Products Division as discontinued operations for all periods presented in the accompanying financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. Our billing system generates contractual adjustments for all but one reporting unit based on government and third-party fee schedules for each product shipment; as a result, estimates of contractual adjustments are not required. For the reporting unit whose billing system is unable to record revenue equal to the government or third-party fee schedules, we record a contractual adjustment equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. This adjustment is recorded as a reduction of both gross revenues and accounts receivable. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified.
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
     Approximately $68.22 million and $58.17 million, or 58.6% and 63.2% of consolidated net revenues for continuing operations for the three months ended September 30, 2005 and 2004, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. For the six months ended September 30, 2005 and 2004, approximately $131.08 million and $118.05 million, or 59.9% and 64.3% of consolidated net revenues, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of September 30 and March 31, 2005, accounts receivable allowances were $30.03 million and $25.83 million, respectively, or 29.4% of gross accounts receivable as of September 30 and March 31, 2005.
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
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended September 30, 2005 and 2004, we provided for allowances for doubtful accounts at a rate of approximately 4.3% and 5.0% of net revenues, respectively, comparable to the 4.4% and 5.0% of net revenues provided for in the six months ended September 30, 2005 and 2004, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended September 30, 2005 and 2004, we provided for sales allowances at a rate of approximately 3.5% and 3.8% of gross revenues, respectively. During the six months ended September 30, 2005 and 2004, we provided for sales allowances at a rate of approximately 3.5% and 3.7% of gross revenues, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Accounting for Stock-Based Compensation
     Currently, PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of SFAS 123. Therefore, no stock-based employee compensation cost is reflected in net income for stock option issuances, as all options granted under our existing stock options plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands, except per share data)	2005	2004	2005	2004
Income (loss) from continuing operations, net of income taxes	$10,066	$(11,777)	$20,015	$(2,566)
Add back: Stock compensation costs, net of tax, on restricted stock granted below fair market value	259	—	367	—
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(2,321)	(1,781)	(3,926)	(2,668)

Adjusted income (loss) from continuing operations, net of income taxes	$8,004	$(13,558)	$16,456	$(5,234)

Income (loss) from continuing operations, per weighted average share, basic, as reported	$0.41	$(0.43)	$0.76	$(0.09)
Income (loss) from continuing operations per weighted average share, diluted, as reported	$0.40	$(0.43)	$0.75	$(0.09)
Adjusted income (loss) from continuing operations per weighted average share, basic	$0.33	$(0.50)	$0.63	$(0.19)
Adjusted income (loss) from continuing operations per weighted average share, diluted	$0.32	$(0.50)	$0.62	$(0.19)
     Effective October 1, 2004, we changed our assumptions for the expected volatility and expected life. The decline in the expected life in the first quarter of fiscal 2006 to 3.75 years compared to the prior year was due to a change in current exercise patterns. Correspondingly, the drop in our volatility assumption from approximately 86% effective for the quarter ended September 30, 2004, to approximately 39% in the quarter ended September 30, 2005, was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We expect that our volatility and expected life assumptions in the remainder of fiscal 2006 will be comparable to our results reported for the six months ended September 30, 2005.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The fair value of each option granted during the three and six months ended September 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Dividend yield	1.67%	2.01%	1.70%	1.99%

Expected volatility	38.67%	86.13%	42.65%	86.44%

Risk-free interest rate	3.91%	3.33%	3.83%	3.41%

Expected life	3.75	5.0	3.75	5.0

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Weighted average fair value of options granted	$35.93	$18.28	$35.23	$18.46

Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	—	—	$6.43	$9.67
2. Business Acquisitions
     On August 26, 2005 we acquired all of the equity interests of National Diabetic Pharmacies, Inc. (“NDP”) for an aggregate purchase price of $56.06 million including transaction costs, or $55.34 million excluding the $723,000 of NDP cash acquired through the transaction. NDP is a market-leading provider of diabetes products and disease management services to over 113,000 patients and more than half of their patients came from programs they established with managed care organizations and employers. NDP operates a call center and distribution facility in Salem, VA and employs approximately 275 employees. The results of NDP’s operations since the August 26, 2005 acquisition have been included in the consolidated financial statements as part of the Diabetes segment.
     The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $41.66 million has been allocated to goodwill, all of which is amortizable for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (table in thousands):

Cash and cash equivalents	$723
Accounts receivable, net	4,924
Prepaid expenses and other assets	653
Inventory	3,980
Property, plant and equipment, net	898
Intangible assets, net	10,650
Goodwill	41,660

Total assets acquired	$63,488

PolyMedica Corporation
Notes to Consolidated Financial Statements

Accounts payable	$6,370
Accrued expenses	1,060

Total liabilities assumed	7,430

Net assets acquired	$56,058

     Of the $10.65 million allocated to intangible assets, $6.23 million is attributable to contracts with managed care organizations and $4.42 million is attributable to patient lists. The value of the contracts with managed care organizations will be amortized over the estimated life of the contracts, ranging from 5 to 9 years. The patient lists will be amortized on an accelerated basis over a four-year period. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years.
     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2005	2004	2005	2004
Net revenues	$126,035	$109,442	$245,817	$217,340
Income (loss) from continuing operations, net of income taxes	$9,614	$(11,338)	$19,822	$(2,168)
Income (loss) from continuing operations per weighted average share, diluted	$0.38	$(0.42)	$0.74	$(0.08)
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.
3. Discontinued Operations
     In the quarter ended September 30, 2005, we reclassified the results of our Women’s Health Products Division and Liberty Respiratory segment to discontinued operations. On September 30, 2005, we announced the sale of our Woburn-based Women’s Health Products Division, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, to Amerifit Nutrition, Inc. (“Amerifit”) for a purchase price, net of transaction costs, of $42.27 million. Net of the assets and liabilities assumed by Amerifit in the transaction, we recorded a gain on the sale, net of income taxes, of $22.24 million. On July 22, 2005, our Board of Directors voted to dispose of the Liberty Respiratory segment. As a result, we have reclassified the operating results, including the gain recognized on the sale of the Women’s Health Products Division, net of income taxes, cash flows and applicable assets and liabilities of both our Liberty Respiratory segment and Women’s Health Products Division to discontinued operations for all periods presented.
     We recorded the following activity related to our discontinued operations excluding the gain recognized on the sale for the periods presented.

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Income from discontinued operations, before income taxes	$2,676	$7,457	$6,247	$14,767
Income tax provision	1,050	2,827	2,410	5,575
Income from discontinued operations, net of income taxes	$1,626	$4,630	$3,837	$9,192
     We currently expect to sell the inventory and patient list of our Liberty Respiratory segment by March 31, 2006, the end of our fiscal year. This segment generated the following operating results for the periods presented:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2005	2004	2005	2004
Net revenues	$9,426	$14,702	$20,185	$30,484
Income before income taxes	$1,059	$5,642	$3,565	$11,568

PolyMedica Corporation
Notes to Consolidated Financial Statements
4. Inventories
     Inventories consist of the following:

	Sept. 30,	March 31,
(in thousands)	2005	2005
Raw materials	$496	$345
Work in process	55	29
Finished goods	36,742	25,356

	$37,293	$25,730

     Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of September 30 and March 31, 2005, is $3.74 million and $3.23 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation, if applicable, to bill Medicare, other third-party payers and patients, and to recognize revenue.
5. Goodwill and Other Intangible Assets
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of September 30 and March 31, 2005, by reportable segment, were as follows:

	Sept. 30,	March 31,
(in thousands)	2005	2005
Goodwill:
Diabetes	$52,099	$10,498

Intangible assets:
Diabetes patient lists	$28,620	$18,990
Diabetes managed care contracts	6,230	—
Accumulated amortization	(6,901)	(4,036)

Total consolidated intangible assets, net	$27,949	$14,954

     Of the total $9.63 million of patient lists acquired in the six months ended September 30, 2005, $4.42 million represents the fair value assigned to patient lists in the acquisition of NDP and $5.21 million represents the value of patient lists purchased from other diabetes supply companies. The patient lists are amortized on an accelerated basis over a four-year period. The amortization rate is such that 32% is expensed over the first year and the remaining 68% is expensed on a straight-line basis over the following 3 years.
     The remaining $6.23 million of intangible assets as of September 30, 2005 represents the fair value assigned to managed care contracts acquired in connection with the purchase of NDP. The value of the contracts with managed care organizations is amortized over the estimated life of the contracts, ranging from 5 to 9 years.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Amortization expense for intangible assets was approximately $1.52 million and $336,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $2.87 million and $390,000 for the six months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, amortization expense on existing intangible assets for the remainder of fiscal 2006 and the next four fiscal years is as follows (table in thousands):

2006	$4,114
2007	7,423
2008	7,043
2009	5,476
2010 and thereafter	3,893

Total	$27,949

6. Direct-Response Advertising
     In accordance with Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and associated costs for our diabetes supplies and related products, included in the Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.
     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2005	2004	2005	2004
Capitalized direct-response advertising	$14,345	$11,676	$29,612	$22,229

Direct-response advertising amortization	(10,487)	(9,059)	(20,418)	(18,097)

Impairment of direct-response advertising	(324)	—	(382)	—

Increase in direct-response advertising asset, net	3,534	2,617	8,812	4,132

Beginning direct-response advertising asset, net	83,777	66,468	78,499	64,953

Ending direct-response advertising asset, net	$87,311	$69,085	$87,311	$69,085

     There is $963,000 and $2.41 million of direct-response advertising amortization included in the three and six months ended September 30, 2004, respectively, related to discontinued operations.
7. Accrued Expenses
     Accrued expenses consist of the following:

	Sept. 30,	March 31,
(In thousands)	2005	2005
Compensation and benefits	$6,133	$7,972

Income tax payable	17,609	—

Overpayments by Medicare and others	91	1,720

Other	6,561	5,882

	$30,394	$15,574

     As of September 30 and March 31, 2005, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments.
     As of September 30, 2005, income tax payable included an income tax provision of $15.38 million recorded on the gain recognized on the sale of the Women’s Health Products Division in the quarter ended September 30, 2005. As of September 30, 2005, there were also amounts accrued for audit and tax services, legal services, advertising and marketing, outside consulting and amounts due to Medicare.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and reasonable.

PolyMedica Corporation
Notes to Consolidated Financial Statements
8. Commitments and Contingencies
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
Commitments
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same with the exception of a $1.38 million contract entered into with outside legal counsel in exchange for providing legal advice on healthcare compliance and regulatory matters over the next two years and a convertible note agreement entered into with a third-party diabetes product supplier. As stipulated in this convertible note agreement, which was signed along with a product supply agreement in August 2005, we agreed to fund $5.0 million to the supplier on the date of the agreement with future payment commitments totaling $10.0 million to be paid upon the supplier successfully completing the milestones set forth in the agreement.

PolyMedica Corporation
Notes to Consolidated Financial Statements
9. Note Payable and Credit Facility
Note payable
     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005, we issued a note payable of $2.25 million with a net present value of $2.03 million. In the three and six months ended September 30, 2005, approximately $28,000 and $74,000, respectively, of imputed interest expense was recorded, resulting in a net present value as of September 30, 2005 of $2.10 million. The expected term of the note is two years from the issuance date.
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended on May 24, 2005 (“Credit Facility”). The Credit Facility permits PolyMedica to borrow up to $195 million under a five-year revolving credit facility. We must pay an annual commitment fee on the average daily unutilized commitment in the amount of .15% — .20%, determined by our consolidated leverage ratio (“Applicable Rate”). Borrowings under the Credit Facility are subject to interest at PolyMedica’s option, at either (1) the higher of Bank of America’s prime rate or the Federal Funds Rate plus .50%, payable quarterly, or (2) the one, two, three, or six-month period LIBOR rate, adjusted by the Applicable Rate, payable at contract termination, but not to exceed three months. The weighted average interest rate was 4.3% at September 30, 2005. A total origination fee of $1.10 million was paid and is being amortized to interest expense on a straight-line basis over the life of the Credit Facility. The revolving Credit Facility has a maturity date of April 11, 2010. As of September 30, 2005, we had $135 million in borrowings outstanding under the Credit Facility and had recorded $1.21 million of interest expense in the three and six months ended September 30, 2005. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
10. Segment Information
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In the quarter ended September 30, 2005, we changed the titles of our existing reportable segments from Liberty Diabetes and Pharmaceuticals to Diabetes and Pharmacy, respectively. The reporting units within each reporting segment have not changed, with the exception of NDP, acquired on August 26, 2005, which we have added to our Diabetes segment. Our segments are as follows:
     Diabetes – Through our Diabetes segment, we provide diabetes testing supplies and related products to patients suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers.
     Pharmacy – Through our Pharmacy segment, we provide prescription medications directly to existing Diabetes patients and their spouses.
     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to each operating segment according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to each Liberty reporting unit primarily in accordance with the reporting unit’s relative percentage of total Liberty net revenues, employees and square footage in addition to management estimates. Segment assets belonging to PolyMedica’s corporate headquarters, which included $60.32 million and $79.05 million of cash, cash equivalents and marketable securities as of September 30 and March 31, 2005, respectively, are not allocated as they are considered separately for management evaluation purposes.
     As a result of these allocations, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. The depreciation and amortization amounts below include amortization of direct-response advertising. We do not organize our units

PolyMedica Corporation
Notes to Consolidated Financial Statements
geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2005	2004	2005	2004
Net revenues:
Diabetes	$95,346	$76,581	$178,516	$155,031
Pharmacy	21,081	15,515	40,439	28,621

Total	$116,427	$92,096	$218,955	$183,652

Depreciation and amortization expense:
Diabetes	$13,818	$10,136	$26,884	$19,424
Pharmacy	97	83	191	146

Total	$13,915	$10,219	$27,075	$19,570

Income (loss) from continuing operations before income taxes:
Diabetes	$13,596	$11,291	$27,429	$26,031
Pharmacy	2,205	(797)	4,102	(916)
Settlement Charge	—	(29,987)	—	(29,987)

Total	$15,801	$(19,493)	$31,531	$(4,872)

			Sept. 30,	March 31,
			2005	2005

Segment assets:
Diabetes			$338,894	$240,739
Pharmacy			11,691	17,234
Corporate Headquarters			78,907	96,122
Discontinued Operations			1,544	14,968

Total			$431,036	$369,063

11. Shareholders’ Equity
     In the quarter ended September 30, 2005, we repurchased 4,000,000 shares at $37.50 per share for a total cost of $150 million plus transaction costs of $1.23 million related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. In the quarter ended September 30, 2005, we also paid a $0.15 per share cash dividend on 24,254,923 common shares outstanding for a total payment of $3.64 million to our common shareholders of record as of the close of business on August 5, 2005, as compared to a $0.15 per share cash dividend on 27,278,467 common shares outstanding for a total payment of $4.09 million to our common shareholders of record as of the close of business on August 5, 2004. In the six months ended September 30, 2005 and 2004, we paid total cash dividends of $7.83 million and $8.11 million, respectively to our common shareholders of record.
     At our Annual Meeting of Stockholders, held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613.
     In the quarter ended September 30, 2005, 25,218 restricted shares of common stock were granted at a fair value of $35.70 per share and a par value of $0.01 per share under restricted stock agreements. In the six months ended September 30, 2005, a total of 162,718 restricted shares of common stock were granted. As of September 30, 2005, 4,687 shares from restricted stock grants issued in the fiscal year ended March 31, 2005 and in the six months ended

PolyMedica Corporation
Notes to Consolidated Financial Statements
September 30, 2005, had vested and were considered issued and outstanding as of September 30, 2005. Restricted stock amortization of $406,000 and $579,000 was recorded in the three and six months ended September 30, 2005, respectively, with a remaining deferred compensation value of $5.57 million to be amortized over the remainder of fiscal 2006 and the next four fiscal years as follows (table in thousands):

2006	$1,103
2007	1,744
2008	1,316
2009	1,222
2010	183

Total	$5,568

12. Calculations of Earnings Per Share
Calculations of earnings per share are as follows:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands, except per share data)	2005	2004	2005	2004
Income (loss) from continuing operations, net of income taxes	$10,066	$(11,777)	$20,015	$(2,566)

BASIC:
Weighted average common stock outstanding, net of treasury stock, end of period	24,473	27,275	26,224	27,073
Net income (loss) from continuing operations per weighted average share, basic	$0.41	$(0.43)	$0.76	$(0.09)

DILUTED:
Weighted average common stock outstanding, net of treasury stock, end of period	24,473	27,275	26,224	27,073
Weighted average dilutive common stock equivalents	580	—	524	—

Weighted average common stock and dilutive common stock equivalents outstanding, net of treasury stock	25,053	27,275	26,748	27,073
Income (loss) from continuing operations, net of income taxes, per weighted average share, diluted	$0.40	$(0.43)	$0.75	$(0.09)

     Potentially Dilutive Stock Options
     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 72,300 and 236,000 options not included in the diluted earnings per share computation as of September 30, 2005 and 2004, respectively. During the six months ended September 30, 2005 and 2004, options to purchase 1.22 million and 756,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
13. Comprehensive Income
     Our total comprehensive income is equal to our net income for the three and six months ended September 30, 2005 and 2004. Unrealized gains (losses) on investments were not material for any periods presented.

PolyMedica Corporation
Notes to Consolidated Financial Statements
14. Subsequent Events
     On October 26, 2005, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on November 7, 2005, payable on November 15, 2005.
     On October 28, 2005, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 742,000 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica is 2,000,000. Such shares are to be repurchased in the open market in accordance with SEC Rule 10b-18.

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
Overview
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regiment on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications directly to existing Diabetes patients and their spouses. On September 30, 2005, we sold our Women’s Health Products Division, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. During the quarter ended September 30, 2005 we acquired NDP. NDP is a market-leading provider of diabetes products and disease management services to over 113,000 patients and more than half of NDP’s patients derived from programs it established with managed care organizations and employers. As of September 30, 2005, we served approximately 852,000 active diabetes patients, compared to approximately 654,000 active patients as of September 30, 2004. Approximately 90.0% of our Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:
—	providing mail order delivery of supplies directly to our patients’ homes;

—	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

—	providing 24-hour telephone support to patients; and

—	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.
     Sales from this segment represented 81.9% and 83.2% of total net revenues for the quarters ended September 30, 2005 and 2004. Sales from this segment represented 81.5% and 84.4% of total net revenues for the six months ended September 30, 2005 and 2004, respectively, making it our largest operating segment.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 is 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its patients. During the six months ended September 30, 2005, we experienced a 2.7% reduction in Medicare reimbursement for diabetes test strips and lancets, resulting in a decrease in net revenues of approximately $3.90 million as a result of this legislation. We expect the 2.7% reimbursement reduction percentage to remain comparable for the remainder of fiscal 2006. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.
     The Medicare Modernization Act also contains provisions that may have a positive effect on the future performance of our Diabetes segment. Beginning January 1, 2005, Medicare coverage has been provided for an initial physical examination and for regular diabetes screening tests. This coverage may increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. While the benefit resulting from Medicare reimbursement for the costs of regular diabetes screening tests and initial physical examinations is difficult to quantify, we do not believe it materially benefited our results of operations in the six months ended September 30, 2005, but expect that it will contribute toward the expansion of our patient base going forward as the population of diagnosed diabetics will likely increase as a result of Medicare reimbursement for such testing.
     In addition, the Medicare Modernization Act provides for coverage of insulin and syringes beginning January 1, 2006. The Medicare Modernization Act further establishes a program for competitive bidding of certain durable medical equipment items, expected to include diabetes test strips, beginning January 1, 2007. The program is expected to be implemented in the ten largest metropolitan areas in 2007 and then gradually implemented in less concentrated areas of the United States. If the Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Diabetes segment could be negatively affected.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. Currently patients that are not covered by the Federal Employee Program, which we refer to as FEP, or another commercial insurance plan, pay in cash at the time of purchase. Beginning January 1, 2006, coverage will be available through both prescription drug plans and Medicare advantage-prescription drug plans. This new benefit will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues to our over 852,000 patients that currently order diabetes and pharmacy supplies from us.
     In December 2003, the service benefit administrator of FEP notified our Pharmacy business and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change, if one were to be implemented, would be subsequent to January 1, 2005. A change in reimbursement, such as processing these supplies and medications as a pharmacy benefit, would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We have not as yet experienced a cut in FEP reimbursement. We are unable to assess the impact of the reimbursement cuts FEP has alluded to until the nature and magnitude of the cuts have been clearly defined. The FEP program comprised approximately 58% and 59% of the Pharmacy segment’s net revenues for the three and six months ended September 30, 2005.

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
     We operate from distribution facilities located in Florida and Virginia, while our Corporate headquarters are located in Massachusetts. Virtually all of our product sales are denominated in U.S. dollars.
     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005		2004
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$95,346	81.9%	$76,581	83.1%	24.5%
Pharmacy	21,081	18.1	15,515	16.9	35.9

Total net revenues	$116,427	100.0%	$92,096	100.0%	26.4%

     The increase in Diabetes net revenues was due primarily to the 30.3% net growth in our patient base to approximately 852,000 active diabetes patients, as compared with approximately 654,000 active diabetes patients as of September 30, 2004. In the twelve months ended September 30, 2005, we added approximately 337,000 new patients from acquisitions and direct-response advertising, less attrition of approximately 139,000 patients or 21.3% of the active patient base as of September 30, 2004. In addition, net revenues reported in the quarter ended September 30, 2004 were adversely impacted by the disruption caused by the two hurricanes sustained by our Florida-based facilities. Management estimates that the adverse net revenue impact from the hurricanes in the three months ended September 30, 2004 was approximately $3.60 million.
     Net revenue growth generated from the patient growth was reduced by a 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $2.0 million in the quarter ended September 30, 2005. The lower reimbursement rates for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect through the end of calendar 2006.
     The increase in Pharmacy net revenues was due primarily to an increase in orders from 99,675 to 113,000, an increase of 13.3% from a year ago, coupled with a 19.9% increase in the average revenue per order. The primary sources of reimbursement in the Pharmacy segment are currently FEP and patient self-pay. Patients without insurance coverage are required to pay for their medications at the time of purchase. Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare advantage prescription plans. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues to our over 852,000 patients that currently order diabetes and pharmacy supplies from us.

     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005		2004
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$55,644	58.4%	$47,130	61.5%	18.1%
Pharmacy	7,330	34.8	4,548	29.3	61.2

Total gross margin	$62,974	54.1%	$51,678	56.1%	21.9%

     Gross margin in the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, decreased primarily as a result of our acquisition of NDP. NDP has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels. We are currently transitioning NDP contract pricing to Liberty’s more favorable pricing, however, we would expect to report gross margins for the Diabetes segment in the 55% to 57% range in the future. Although gross margins from NDP are lower than the other reporting units of the Diabetes segment, operating margins are similar, as NDP reports significantly lower advertising and bad debt expense. The increase in our Pharmacy gross margin was due primarily to a shift in product mix in the quarter ended September 30, 2005. The 35.9% increase in net revenues generated from our Pharmacy segment for which we have historically reported gross margin in the 30% range, lower than the consolidated average, also served to lower the overall gross margin.
     Selling, General and Administrative Expenses

	Three Months Ended September 30,
		% Net		% Net
(in thousands)	2005	Revenues	2004	Revenues
Reported selling, general and administrative expenses	$46,285	39.8%	$41,485	45.1%
Primary components of selling, general and administrative expenses:

Direct-response advertising amortization	$10,487	9.0%	$8,097	8.8%
Provision for doubtful accounts	$4,953	4.3%	$4,602	5.0%
Employee compensation	$17,010	14.6%	$13,554	14.7%
     Selling, general and administrative expenses as a percentage of net revenues decreased in the quarter ended September 30, 2005, as compared with the quarter ended September 30, 2004, primarily as a result of the acquisition of NDP, which reports significantly lower advertising and bad debt expense than our other businesses. In addition, during the quarter ended September 30, 2004, we recorded a one-time retirement compensation charge and hurricane-related expenses.
     Settlement Charge
     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. Under the terms of the settlement agreement, we made a one-time payment of $35 million and admitted no wrongdoing. We accrued a charge of $29.99 million during the quarter ended September 30, 2004 to provide for the settlement amount and related costs, which was in addition to $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004.

     Other income and expense
          The following table presents investment income earned on our cash, equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Three Months Ended September 30,
(in thousands)	2005	2004	$ Change	% Change
Investment income	$218	$316	$(98)	(31.0)%
Interest expense	$(1,106)	$(15)	$(1,091)	(7273.3)%
     The increase in interest expense incurred in the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, related to interest incurred on $135 million in borrowings under the credit facility in the quarter ended September 30, 2005. We borrowed $80 million in connection with our $150 million stock repurchase that closed on July 8, 2005 and $55 million in connection with our acquisition of NDP on August 26, 2005.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended September 30, 2005 and 2004 for continuing operations.

	Three Months Ended September 30,
(in thousands)	2005	2004
Income tax provision (benefit)	$5,735	$(7,716)
Effective tax rate	36.3%	39.6%
     The effective tax rates in the three months ended September 30, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the three months ended September 30, 2004, we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective tax rate for that quarter excluding the settlement charge was 36.7%, which is comparable to the effective tax rate in the current year. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004
     Net Revenues
     The following table presents segment net revenues from continuing operations expressed as a percentage of net revenues for the six months ended September 30, 2005 and 2004.

	Six Months Ended September 30,
	2005		2004
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$178,516	81.5%	$155,031	84.4%	15.2%
Pharmacy	40,439	18.5	28,621	15.6	41.3

Total net revenues	$218.955	100.0%	$183,652	100.0%	19.2%

     The increase in Diabetes net revenues was due primarily to the 30.3% net growth in our patient base to approximately 852,000 active diabetes patients, as compared with approximately 654,000 active diabetes patients as of September 30, 2004. In the twelve months ended September 30, 2005, we added approximately 337,000 new patients from acquisitions and direct-response advertising, less attrition of approximately 139,000 patients or 21.3% of the active patient base as of September 30, 2004. In addition, net revenues reported in the six months ended September 30, 2004 were adversely impacted by the disruption caused by the two hurricanes sustained by our Florida-based facilities. Management estimates that the adverse net revenue impact from the hurricanes in the six months ended September 30, 2004 was approximately $3.60 million.
     Net revenue growth generated from growth in the patient base in the six months ended September 30, 2005 was reduced by a 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $3.90 million in the six months ended September 30, 2005. The lower reimbursement rates for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect through the end of calendar 2006.
     The increase in Pharmacy net revenues was due primarily to an increase in orders from 188,000 to 223,000, an increase of 18.6% from a year ago, coupled with a 19.3% increase in the average revenue per order. The primary sources of reimbursement in the Pharmacy segment are currently FEP and patient self-pay. Patients without insurance coverage are required to pay for their medications at the time of purchase. Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under the Medicare Modernization Act through both prescription drug plans and Medicare advantage prescription plans. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues to our over 852,000 patients that currently order diabetes and pharmacy supplies from us.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the six months ended September 30, 2005 and 2004 for continuing operations.

	Six Months Ended September 30,
	2005		2004
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$106,617	59.7%	$94,794	61.2%	12.5%
Pharmacy	13,811	34.2	8,470	29.6	63.1

Total gross margin	$120,428	55.0%	$103,264	56.2%	16.6%

     Gross margin in the six months ended September 30, 2005, as compared with the six months ended September 30, 2004, decreased primarily as a result of our acquisition of NDP. NDP has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels. We are currently transitioning NDP contract pricing to Liberty’s more favorable pricing, however, we would expect to report gross margins for the Diabetes segment in the 55% to 57% range in the future. Although gross margins from NDP are lower than the other reporting units of the Diabetes segment, operating margins are similar, as NDP reports significantly lower advertising and bad debt expense. The increase in our Pharmacy gross margin was due primarily to a shift in product mix in the six months ended September 30, 2005. The 41.3% increase in net revenues generated from our Pharmacy segment for which we have historically reported gross margin in the 30% range, lower than the consolidated average, also served to lower the overall gross margin.

     Selling, General and Administrative Expenses

	Six Months Ended September 30,
		% Net		% Net
(in thousands)	2005	Revenues	2004	Revenues
Reported selling, general and administrative expenses	$88,322	40.3%	$78,618	42.8%

Primary components of selling, general and administrative expenses:

Direct-response advertising amortization	$20,418	9.3%	$15,693	8.5%
Provision for doubtful accounts	$9,525	4.4%	$9,205	5.0%
Employee compensation	$31,714	14.5%	$27,202	14.8%
     Selling, general and administrative expenses as a percentage of net revenues decreased in the six months ended September 30, 2005, as compared with the six months ended September 30, 2004, primarily as a result of the acquisition of NDP, which reports significantly lower advertising and bad debt expense than our other businesses. In addition, during the six months ended September 30, 2004, we recorded a one-time retirement compensation charge and hurricane-related expenses.
     Other income and expense
     The following table presents investment income earned on our cash, equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Six Months Ended September 30,
(in thousands)	2005	2004	$ Change	% Change
Investment income	$699	$501	$198	39.5%
Interest expense	$(1,274)	$(32)	$(1,242)	(3881.3)%
     The increase in interest expense incurred in the six months ended September 30, 2005, as compared with the six months ended September 30, 2004, related to interest incurred on $135 million in borrowings under the credit facility in the quarter ended September 30, 2005. We borrowed $80 million in connection with our $150 million stock repurchase that closed on July 8, 2005 and $55 million in connection with our acquisition of NDP on August 26, 2005.

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the six months ended September 30, 2005 and 2004 for continuing operations.

	Six Months Ended September 30,
(in thousands)	2005	2004
Income tax provision (benefit)	$11,516	$(2,306)
Effective tax rate	36.5%	47.3%
     The effective tax rates in the six months ended September 30, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the six months ended September 30, 2004 we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective rate for the prior year excluding the settlement charge was 36.9%, which is comparable to the effective tax rate for the current year. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the six months ended September 30, 2005 and 2004.

	Six Months Ended September 30,
(in thousands)	2005	2004
Net cash provided by operating activities	$29,956	$37,168
Net cash used for investing activities	(20,110)	(9,625)
Net cash provided by (used for) financing activities	(21,770)	1,136

Net change in cash and cash equivalents	$(11,924)	$28,679

     Our cash and cash equivalents balance decreased $11.92 million from $72.25 million as of March 31, 2005 to $60.32 million as of September 30, 2005. The net decrease in cash and cash equivalents in the six months ended September 30, 2005, was largely driven by the repurchase of treasury stock for $150 million, for which we paid $70 million in cash and borrowed $80 million from the credit facility. This cash outflow was partially offset by $42.27 million in proceeds recognized from the sale of our Women’s Health Products Division.
     The growth of our business is currently funded through cash flow generated from operations as well as borrowings under our $195 million credit facility. The $7.21 million decrease in cash flow provided by operating activities was primarily driven by a $4.88 million decrease in cash flow generated from discontinued operations. In addition, cash flow provided by operating activities in the six months ended September 30, 2005 was adversely impacted by a $24.17 million increase in accounts receivable, which was partially offset by a $19.44 million increase in accounts payable. The increase in accounts receivable was primarily driven by the increase in consolidated net revenues of approximately 16.0% comparing the fourth quarter of fiscal 2005 with the quarter ended September 30, 2005. Days sales outstanding for the quarters ended March 31, 2005 and September 30, 2005 remained consistent at 56 days.
     Net cash flows used for investing activities increased by $10.49 million to $(20.11) million during the six months ended September 30, 2005 from $(9.62) million for the six months ended September 30, 2004. The increase in cash outflow was primarily due to the $55.34 million purchase of NDP, which was funded through borrowings from the credit facility. This cash outflow was partially offset by $42.27 million of net proceeds recognized from the sale of our Women’s Health Products Division on September 30, 2005. Other investing cash outflows consisted of a $5 million note issued during the period ended September 30, 2005 to a third-party diabetes product supplier to assist in their product development.
     Net cash flows provided by financing activities decreased $22.91 million from a $1.14 million inflow in the six months ended September 30, 2004, to a $21.77 million outflow in the six months ended September 30, 2005. This decrease was due primarily to the $151.23 million incurred for the repurchase of 4,000,000 shares at $37.50 per share for a total cost of $150 million plus transaction costs related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. To fund the tender offer and the acquisition of NDP and certain patient lists, we borrowed $135 million under our $195 million five-year revolving credit facility during the quarter ended September 30, 2005. Subsequent to quarter end, we repaid $40 million of those borrowings. We also spent $1.16 million for the payment of debt issuance costs incurred to secure the $195 million credit facility. Other financing activities included a decrease in proceeds from the issuance of common and restricted stock and an increase in amounts set aside for executive deferred compensation plans in the six months ended September 30, 2005, as compared with the six months ended September 30, 2004.
     We believe that our ending cash, cash equivalents and marketable securities balance as of September 30, 2005 of approximately $60 million and cash flow generated by operations, will be sufficient to meet working capital, capital expenditure and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available credit facility funds, and funds generated from operations. Other factors, which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or additional reductions in Medicare reimbursement for our products.
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same with the exception of a $1.38 million contract entered into with outside legal counsel in exchange for providing legal advice on healthcare compliance and regulatory matters over the next two years and a convertible note agreement entered into with a third-party diabetes product supplier. As stipulated in this convertible note agreement, which was signed along with a product supply agreement in August 2005, we agreed to fund $5.0 million to the supplier on the date of the agreement with future payment commitments totaling $10.0 million to be paid upon the supplier successfully completing the milestones set forth in the agreement.
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
     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based compensation (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based compensation including shares, share options, and other equity instruments or that require settlement by the issuance of an entity’s shares or other equity instruments. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
     Statement 123R must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We will adopt SFAS 123R on April 1, 2006, the beginning of our 2007 fiscal year.
     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. We currently use the Black-Scholes option-pricing model for the valuation of options under SFAS 123. We are currently assessing valuation model options to be used under SFAS 123R and have not yet determined which valuation model to apply to new option grants after the adoption of SFAS 123R. SFAS 123 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows commencing in the quarter ending June 30, 2006. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.52 million, $9.18 million, and $1.56 million in fiscal 2005, 2004 and 2003, respectively.
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
We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement
     Sales of a significant portion of our operating segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 2 of Part I “Overview.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. The implementation of this benefit has yet to be clearly defined. Depending on the terms of the program’s implementation, the outcome could negatively impact the operating results of our Pharmacy segment.
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which could include diabetes test strips, beginning January 1, 2007 in the top ten metropolitan statistical areas. If the Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Diabetes segment could be negatively affected.
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
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note 8 in Item 1 of Part I for a more complete description of this claim.
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
     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:
—	fluctuations in our quarterly results;

—	announcements concerning us, our competitors, or manufacturers with whom we have relationships or the healthcare market;

—	overall volatility of the stock market;

—	changes in government regulations;

—	changes in the financial estimates we provide to the market or estimates by analysts; and

—	loss of key executives.
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
The profitability of our Diabetes segment will decrease if we do not receive recurring orders from patients
     The profitability of our Diabetes segment depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing patient preferences, competitive price pressures, patient transition to extended care facilities, patient mortality and general economic conditions. We generally incur losses and negative cash flow with respect to the first order from a new patient, due primarily to the marketing and regulatory compliance costs associated with initial patient qualification.

We could experience significantly reduced profits from our Diabetes segment if new technologies that reduce or eliminate the need for consumable testing supplies are developed for glucose monitoring
     The majority of our Diabetes net revenues are from consumable testing supplies, used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Diabetes segment.
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
We could lose patients and revenues to new or existing competitors
     Competition from other sellers of products offered through our Diabetes and Pharmacy segments, manufacturers of healthcare products, pharmaceutical companies and other competitors is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.
Loss of use of data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facility in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.
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
—	changes in reimbursement guidelines and amounts;

—	changes in regulations affecting the healthcare industry;

—	changes in suppliers;

—	the timing of patient orders;

—	the timing and cost of our advertising campaigns;

—	the timing of the introduction or acceptance of new products offered by us or our competitors; and

—	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by the patients of our mail-order diabetes supply business. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.
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
—	diversion of the attention of senior management from important business matters;

—	amortization of substantial intangible assets;

—	difficulty in retaining key personnel of an acquired business;

—	lack of adequate internal control over financial reporting;

—	failure to assimilate operations of an acquired business;

—	possible operating losses and expenses of an acquired business;

—	exposure to legal claims for activities of an acquired business prior to acquisition; and

—	incurrence of debt and related interest expense.
     We cannot guarantee that we would be able to obtain the intended benefits of any of these potential acquisitions. We could also require substantial capital resources to acquire complementary products or businesses. We cannot be certain that existing or additional financing would be available to us on acceptable terms, if at all.
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

Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(2) Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, for a complete description of our legal proceedings. There were no material developments regarding these legal proceedings during the six months ended September 30, 2005.
Item 2c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total			Maximum Number of
	Number of	Average	Total Number of Shares	Shares that may yet
	Shares	Price Paid	Purchased as Part of Publicly	be Purchased under
	Purchased	per Share	Announced Plans or Programs	the Plans or Programs
(in thousands)
July	4,000,000	$37.50	4,000,000	2,000,000
August	—	—	—	—
September	—	—	—	—

Total	4,000,000	$37.50	4,000,000	2,000,000

Item 4. Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Stockholders held on September 23, 2005, the following proposals were submitted to a vote of our stockholders:
1. To elect the following three (3) nominee directors as Class II Directors of PolyMedica for the ensuing three years:

Nominees for Election as Directors:	FOR	WITHHELD
Thomas O. Pyle	21,467,631	1,204,439
Samuel L. Shanaman	21,804,716	867,354
Alan D. Solomont	22,199,257	472,813
2. To amend PolyMedica’s 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,226,549	6,239,452	431,213	4,774,856

3. To ratify the selection by the Board of PricewaterhouseCoopers LLP as PolyMedica’s public accountants for the fiscal year ending March 31, 2006:

FOR	AGAINST	ABSTAIN
22,099,915	534,706	37,449

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

/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 4, 2005

Exhibit Index

Exhibit
Number		Description
10.53	–	Form of option agreement for issuances from the Company’s 2000 Stock Incentive Plan.

10.54	–	Form of restricted stock agreement for issuances from the Company’s 2000 Stock Incentive Plan.

10.55	–	Equity Purchase Agreement by and between the Registrant and National Diabetic Pharmacies, Inc., dated August 5, 2005.

31.1	–	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	–	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.