Form 10-Q
period 2005-12-31
POLYMEDICA CORP
filed 2006-02-08
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 8, 2006, there were 23,042,676 shares of the registrant’s Common Stock outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
POLYMEDICA CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	Dec. 31,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,071	$72,246
Marketable securities	—	6,804
Accounts receivable (net of allowances of $29,445 and $25,827 as of December 31 and March 31, 2005, respectively)	92,685	62,054
Inventories	40,019	25,730
Deferred income taxes	14,477	14,477
Income tax receivable	—	1,085
Prepaid expenses and other current assets	10,162	7,327
Current assets of discontinued operations	1,399	6,651

Total current assets	164,813	196,374

Property, plant and equipment, net	62,387	59,984
Goodwill	69,367	10,498
Intangible assets, net	29,305	14,954
Direct-response advertising, net	87,431	78,499
Other assets	7,148	438
Long-term assets of discontinued operations	—	8,316

Total assets	$420,451	$369,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POLYMEDICA CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	Dec. 31	March 31,
	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,685	$13,545
Accrued expenses	30,788	15,574
Current portion, capital lease obligations and note payable	2,736	559
Current liabilities of discontinued operations	632	3,588

Total current liabilities	64,841	33,266

Capital lease and other obligations	1,241	3,113
Credit facility	167,500	—
Deferred income taxes	31,659	31,659

Total liabilities	265,241	68,038

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 23,150,129 and 27,923,712 shares issued and outstanding as of December 31 and March 31, 2005, respectively	231	279
Deferred compensation	(5,081)	(476)
Additional paid-in capital	140,092	162,837
Retained earnings	19,968	138,385

Total shareholders’ equity	155,210	301,025

Total liabilities and shareholders’ equity	$420,451	$369,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
Net revenues	$131,931	$95,864	$350,886	$279,516
Cost of sales	62,999	42,305	161,526	122,693

Gross margin	68,932	53,559	189,360	156,823
Selling general and administrative expenses	52,328	39,254	140,650	117,872
Settlement charge	—	—	—	29,987

Income from continuing operations	16,604	14,305	48,710	8,964

Other income and expense:
Investment income	232	372	931	872
Interest expense	(1,696)	(23)	(2,970)	(54)

Other income and expense	(1,464)	349	(2,039)	818
Income from continuing operations before income taxes	15,140	14,654	46,671	9,782
Income tax provision	5,526	5,412	17,042	3,106

Income from continuing operations, net of income taxes	9,614	9,242	29,629	6,676

Discontinued operations:
Income from discontinued operations, net of income taxes	264	4,855	26,344	14,047

Net income	$9,878	$14,097	$55,973	$20,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
Income from continuing operations per weighted average share, basic	$0.40	$0.33	$1.16	$0.24

Income from discontinued operations per weighted average share, basic	0.01	0.18	1.04	0.52

Net income per weighted average share, basic	0.41	0.51	2.20	0.76

Income from continuing operations per weighted average share, diluted	0.40	0.33	1.14	0.24

Income from discontinued operations per weighted average share, diluted	0.01	0.17	1.02	0.50

Net income per weighted average share, diluted	$0.41	$0.50	$2.16	$0.74

Cash dividend per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares, basic	23,787	27,501	25,412	27,216
Weighted average shares, diluted	24,270	28,162	25,922	27,841
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$55,973	$20,723
Income from discontinued operations	(26,344)	(14,047)
Adjustments to reconcile income from continuing operations to net cash flows:
Depreciation and amortization	11,010	6,334
Amortization of direct-response advertising	31,246	24,393
Direct-response advertising expenditures	(40,560)	(34,835)
Provision for bad debts	14,477	13,704
Provision for sales allowances/returns	12,113	10,909
Other	357	843
Stock-based compensation	1,144	—
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
Accounts receivable	(52,308)	(34,624)
Income tax receivable	1,085	(289)
Inventories	(10,308)	(11,225)
Prepaid expenses and other assets	(2,037)	(1,662)
Accounts payable	10,388	(2,456)
Accrued expenses and other liabilities	(3,296)	2,072

Net cash flows provided by continuing operations	2,940	(20,160)
Net cash flows provided by discontinued operations	9,295	22,781

Net cash flows provided by operating activities	12,235	2,621

Cash flows from investing activities:
Purchase of marketable securities	(2,288)	(10,535)
Proceeds from maturing marketable securities	9,092	10,958
Proceeds from sale of businesses	42,098	—
Purchase of businesses	(75,373)	—
Issuance of note receivable	(5,000)	—
Purchase of property, plant and equipment	(7,943)	(6,181)
Purchase of patient lists and other contracts	(7,051)	(8,722)
Proceeds from sale of equipment	545	—

Net cash flows used for continuing operations	(45,920)	(14,480)
Net cash flows used for discontinued operations	(101)	(173)

Net cash flows used for investing activities	(46,021)	(14,653)

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from financing activities:
Proceeds from issuance of common and restricted stock	5,902	15,632
Proceeds from line of credit	167,500	—
Contributions to deferred compensation plans	(516)	(141)
Payment of costs for stock repurchase	(1,233)	—
Repurchase of common stock	(190,977)	—
Payment of dividends declared on common stock	(11,490)	(12,213)
Payment of debt issuance costs	(1,155)	—
Payment of capital lease and note payable obligations	(420)	(301)

Net cash flows provided by (used for) financing activities	(32,389)	2,977

Net change in cash and cash equivalents	(66,175)	(9,055)

Cash and cash equivalents at beginning of period	72,246	69,229

Cash and cash equivalents at end of period	$6,071	$60,174

Supplemental disclosure of cash flow information:
Assets purchased under capital lease	$—	$979
Disposal of equipment	1,954	1,294
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
     Company
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. Through our Pharmacy segment, we sell prescription medications directly to existing Diabetes patients and their spouses. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in July 2005, our Board of Directors voted to dispose of our Liberty Respiratory segment. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for current and historical periods.
     We market our diabetes products directly to consumers primarily through targeted direct-response television advertising and to managed care organizations through an internal sales force. Our patient service representatives are specifically trained to communicate with diabetes patients, in particular seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended December 31, 2005 and 2004.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other third-party payers, and patients. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified. We record revenue related to the healthcare communication services and any application service provider technology we provide based upon the existence of an agreement, the fee being fixed or determinable and collection of the resulting receivable being probable. Such revenue is recognized ratably over the estimated life of the customer arrangement, which is generally the term of the contract. Any fees paid in advance, such as implementation fees, are deferred and recognized ratably over the term of the contract. All other patient service fees are recognized as the related services are performed. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable.
     Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.
     Approximately $69.53 million and $59.65 million, or 52.7% and 62.2% of consolidated net revenues for continuing operations for the three months ended December 31, 2005 and 2004, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. For the nine months ended December 31, 2005 and 2004, approximately $200.20 million and $177.70 million, or 57.1% and 63.6% of consolidated net revenues, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of December 31 and March 31, 2005, accounts receivable allowances were $29.45 million and $25.83 million, respectively, or 24.1% and 29.4% of gross accounts receivable as of December 31 and March 31, 2005, respectively.
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
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the three months ended December 31, 2005 and 2004, we provided for allowances for doubtful accounts at a rate of approximately 3.8% and 4.7% of net revenues, respectively, comparable to the 4.1% and 4.9% of net revenues provided for in the nine months ended December 31, 2005 and 2004, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended December 31, 2005 and 2004, we provided for sales allowances at a rate of approximately 3.1% and

PolyMedica Corporation
Notes to Consolidated Financial Statements
3.9% of gross revenues, respectively. During the nine months ended December 31, 2005 and 2004, we provided for sales allowances at a rate of approximately 3.3% and 3.8% of gross revenues, respectively.
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

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands, except per share data)	2005	2004	2005	2004
Income from continuing operations, net of income taxes	$9,614	$9,242	$29,629	$6,676
Add back: Stock compensation costs, net of tax, on restricted stock granted below fair market value	360	—	727	—
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(1,928)	(1,332)	(5,854)	(4,000)

Adjusted income from continuing operations, net of income taxes	$8,046	$7,910	$24,502	$2,676

Income from continuing operations, net of income taxes, per weighted average share, basic, as reported	$0.40	$0.33	$1.16	$0.24
Income from continuing operations, net of income taxes, per weighted average share, diluted, as reported	$0.40	$0.33	$1.14	$0.24
Adjusted income from continuing operations, net of income taxes, per weighted average share, basic	$0.34	$0.29	$0.96	$0.10
Adjusted income from continuing operations, net of income taxes, per weighted average share, diluted	$0.33	$0.28	$0.95	$0.10
     The drop in our volatility assumption from approximately 72% effective for the nine months ended December 31, 2004, to approximately 40% in the nine months ended December 31, 2005, was due to a change in the market valuation of our stock, which has been substantially less volatile in the current year. We expect that our volatility and expected life assumptions in the quarter ending March 31, 2006 will be comparable to the results reported for the nine months ended December 31, 2005.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The fair value of each option granted during the three and nine months ended December 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
Dividend yield	1.70%	1.71%	1.70%	1.89%
Expected volatility	36.11%	47.85%	40.47%	71.78%
Risk-free interest rate	4.37%	3.12%	3.92%	3.28%
Expected life	3.75	3.75	3.75	4.53

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2005	2004
Weighted average fair value of options granted	$10.31	$12.30	$11.42	$16.12
Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	$6.49	$5.63	$6.46	$13.09
2. Business Acquisitions
     On August 26, 2005 we acquired all of the equity interests of National Diabetic Pharmacies, Inc. (“NDP”) for an aggregate purchase price of $56.15 million including transaction costs, or $55.43 million excluding the $723,000 of NDP cash acquired through the transaction. We acquired NDP because of its market-leading position as a provider of diabetes products and disease management services to over 113,000 patients. Over half of their patients are covered by programs NDP established with managed care organizations and employers. Also, the acquisition of NDP expanded our operations since NDP operates in a 45,000 square foot call center and distribution facility in Salem, VA and employs approximately 300 employees. The results of NDP’s operations since the August 26, 2005 acquisition have been included in the consolidated financial statements as part of the Diabetes segment.
     The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $41.75 million has been allocated to goodwill, all of which is amortizable for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (table in thousands):

Cash and cash equivalents	$723
Accounts receivable, net	4,924
Prepaid expenses and other assets	653
Inventories	3,980
Property, plant and equipment, net	898
Intangible assets, net	10,650
Goodwill	41,750

Total assets acquired	$63,578

PolyMedica Corporation
Notes to Consolidated Financial Statements

Accounts payable	$6,370
Accrued expenses	1,060

Total liabilities assumed	7,430

Net assets acquired	$56,148

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

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004
Net revenues	$131,931	$114,519	$377,748	$331,859
Income from continuing operations, net of income taxes	$9,614	$9,246	$28,496	$6,458
Income from continuing operations per weighted average share, diluted	$0.40	$0.33	$1.10	$0.23
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.
     On October 28, 2005, we acquired all of the outstanding shares of common stock of IntelliCare, Inc. (“IntelliCare”), based in South Portland, Maine for an aggregate purchase price of $20.13 million including transaction costs. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhances patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition, with $1.06 million allocated to the value of tangible assets and $1.90 million allocated to intangible assets, consisting primarily of service contracts with healthcare providers and other customers. The $20.13 million purchase price exceeded the fair value of the acquired net assets and, accordingly, $17.17 million has been allocated to goodwill. Neither the intangible assets or the goodwill is amortizable for tax purposes.
     The purchase price allocations for both acquisitions were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation.

PolyMedica Corporation
Notes to Consolidated Financial Statements
3. Discontinued Operations
     In the quarter ended September 30, 2005, we reclassified the results of our Women’s Health Products Division and Liberty Respiratory segment to discontinued operations. On September 30, 2005, we announced the sale of our Woburn-based Women’s Health Products Division, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, to Amerifit Nutrition, Inc. (“Amerifit”) for a purchase price, net of transaction costs, of $42.10 million. Net of the assets sold and liabilities assumed by Amerifit in the transaction, we recorded a gain on the sale, net of income taxes, of $22.07 million, incorporating post-close adjustments incurred in the three months ended December 31, 2005. On July 22, 2005, our Board of Directors voted to dispose of the Liberty Respiratory segment. As a result, we have reclassified the operating results, including the gain recognized on the sale of the Women’s Health Products Division, net of income taxes, and applicable cash flows, assets and liabilities of both our Liberty Respiratory segment and Women’s Health Products Division to discontinued operations for all periods presented. We recorded the following activity related to our discontinued operations for all periods presented.

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004
Income from discontinued operations, before income taxes	$433	$7,794	$44,302	$22,561
Income tax provision	169	2,939	17,958	8,514

Income from discontinued operations, net of income taxes	$264	$4,855	$26,344	$14,047

     The Liberty Respiratory segment, which is currently classified in discontinued operations as available for sale, generated the following operating results for the periods presented:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004
Net revenues	$8,431	$14,378	$28,616	$44,862
Income before income taxes	$687	$6,172	$4,251	$17,740
4. Inventories
     Inventories totaling $40.02 million and $25.73 million as of December 31 and March 31, 2005, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of December 31 and March 31, 2005, is $3.24 million and $3.23 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation to bill Medicare, other third-party payers and patients, and to recognize revenue.

PolyMedica Corporation
Notes to Consolidated Financial Statements
5. Goodwill and Other Intangible Assets
The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of December 31 and March 31, 2005, by reportable segment, were as follows:

	Dec. 31,	March 31,
(in thousands)	2005	2005
Goodwill:
Diabetes	$69,367	$10,498
Pharmacy	—	—

Total consolidated goodwill	$69,367	$10,498

Intangible assets:
Diabetes patient lists	$30,245	$18,982
Diabetes managed care and other contracts	8,341	—
Accumulated amortization	(9,281)	(4,028)

Total consolidated intangible assets, net	$29,305	$14,954

     Of the total $11.26 million of patient lists acquired in the nine months ended December 31, 2005, $4.42 million represents the fair value assigned to patient lists in the acquisition of NDP and $6.84 million represents the value of patient lists purchased from other diabetes supply companies. The patient lists are amortized on an accelerated basis over a four-year period. The amortization rate is such that 32% is expensed over the first year and the remaining 68% is expensed on a straight-line basis over the following 3 years.
     The remaining $8.34 million of intangible assets as of December 31, 2005 represents the fair value assigned to managed care and other contracts acquired in connection with the purchase of NDP and IntelliCare. The value of contracts with managed care organizations and other healthcare providers and customers is amortized over the estimated life of the contracts, ranging from 2 to 9 years.
     Amortization expense for intangible assets was approximately $2.38 million and $637,000 for the three months ended December 31, 2005 and 2004, respectively, and approximately $5.25 million and $1.03 million for the nine months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, amortization expense on existing intangible assets for the quarter ending March 31, 2006 and the next four fiscal years is as follows (table in thousands):

2006	$2,263
2007	8,200
2008	7,655
2009	6,130
2010 and thereafter	5,057

Total	$29,305

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

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
     In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004
Capitalized direct-response advertising	$10,948	$12,606	$40,560	$34,835
Direct-response advertising amortization	(10,828)	(9,422)	(31,246)	(27,519)
Impairment of direct-response advertising	—	—	(382)	—

Increase in direct-response advertising asset, net	120	3,184	8,932	7,316
Beginning direct-response advertising asset, net	87,311	69,085	78,499	64,953

Ending direct-response advertising asset, net	$87,431	$72,269	$87,431	$72,269

     There is $722,000 and $3.13 million of direct-response advertising amortization included in the three and nine months ended December 31, 2004, respectively, related to discontinued operations.
7. Accrued Expenses
     Accrued expenses consist of the following:

	Dec. 31,	March 31,
(In thousands)	2005	2005
Compensation and benefits	$8,402	$7,972
Income tax payable	13,771	—
Overpayments by Medicare and others	—	1,720
Other	8,615	5,882

	$30,788	$15,574

     As of December 31 and March 31, 2005, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     As of December 31, 2005, income tax payable reflected an income tax provision of $15.30 million recorded on the gain recognized on the sale of the Women’s Health Products Division in the nine months ended December 31, 2005. As of December 31, 2005, there were also amounts accrued for audit and tax services, legal services, advertising and marketing, outside consulting and amounts due to Medicare.
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
     On December 13, 2005, the First Circuit Court of Appeals rendered a decision in defendants-appellants’ favor and entered an order vacating the District Court’s order certifying the class for the period from January 2001 through August 2001 and remanding the matter for further proceedings in the District Court consistent with its opinion. Discovery is ongoing in the underlying suit.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
Commitments
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same with the exception of a two year contract entered into with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month over a two year period, 18 months of which remained as of December 31, 2005, and a convertible note agreement entered into with AgaMatrix, Inc. (“AgaMatrix), a third-party diabetes product supplier. As stipulated in this convertible note agreement, which was signed along with a product supply agreement in August 2005, we agreed to fund $5.0 million to AgaMatrix on the date of the agreement with future payment commitments totaling $10.0 million to be paid in increments upon the request of AgaMatrix after successfully completing the milestones set forth in the agreement.
9. Note Payable and Credit Facility
Note payable
     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005, we issued a note payable of $2.25 million with an initial net present value of $2.03 million based on an estimated two year term. In the three months ended December 31, 2005, we adjusted the net present value of the note to reflect an expected term of one year, a decrease from the initial two year term expectation upon meeting certain patient acquisition targets set forth in the agreement. In the three and nine months ended December 31, 2005, approximately $29,000 and $103,000, respectively, of imputed interest expense was recorded, resulting in a net present value as of December 31, 2005 of $2.13 million. We expect to fully repay our note payable obligation of $2.25 million, present valued at $2.13 million as of December 31, 2005, in the quarter ending March 31, 2006.
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended in May and November 2005 (“Credit Facility”). The Credit Facility permits PolyMedica to borrow up to $195 million under a five-year revolving credit facility. Under the credit facility, we are required to pay an annual commitment fee on the average daily unutilized commitment in the amount of .15% — .20%, determined by our consolidated leverage ratio (“Applicable Rate”). Borrowings under the Credit Facility are subject to interest at PolyMedica’s option, at either (1) the higher of Bank of America’s prime rate or the Federal Funds Rate plus .50%, payable quarterly, or (2) the one, two, three, or six-month period LIBOR rate, adjusted by the Applicable Rate, payable at contract termination, but not to exceed three months. The weighted average interest rate was 5.2% at December 31, 2005. A total origination fee of $1.10 million and related costs of approximately $145,000 were paid and are being amortized to interest expense on a straight-line basis over the life of the Credit Facility. The revolving Credit Facility has a maturity date of April 11, 2010. As of December 31, 2005, we had $167.50 million in borrowings outstanding under the Credit Facility and had recorded $1.77 million and $2.98 million of interest expense in the three and nine months ended December 31, 2005, respectively. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
10. Segment Information
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In the quarter ended September 30, 2005, we changed the titles of our existing reportable segments from Liberty Diabetes and Pharmaceuticals to Diabetes and Pharmacy, respectively. The reporting units within each reporting segment have not changed, with the exception of NDP, acquired on August 26, 2005 and IntelliCare, acquired on October 28, 2005, which we added to our Diabetes segment. Our segments are as follows:

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Diabetes – Through our Diabetes segment, we primarily provide diabetes testing supplies and related products to patients suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management.
     Pharmacy – Through our Pharmacy segment, we provide prescription medications directly to existing Diabetes patients and their spouses.
     Selling, general and administrative expenses attributable to PolyMedica’s corporate headquarters are allocated to each operating segment according to the segment’s relative percentage of total net revenues. Selling, general and administrative expenses incurred by Liberty Healthcare Group, Inc., part of the Diabetes segment, that were incurred on behalf of all of our businesses located in Florida for shared services, are allocated to each Liberty reporting unit primarily in accordance with the reporting unit’s relative percentage of total Liberty net revenues, employees and square footage in addition to management estimates. Segment assets belonging to PolyMedica’s corporate headquarters, which included $6.07 million and $79.05 million of cash, cash equivalents and marketable securities as of December 31 and March 31, 2005, respectively, are not allocated as they are considered separately for management evaluation purposes.
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

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004
Net revenues:
Diabetes	$110,481	$78,656	$288,997	$233,687
Pharmacy	21,450	17,208	61,889	45,829

Total	$131,931	$95,864	$350,886	$279,516

Depreciation and amortization expense:
Diabetes	$15,083	$11,066	$41,967	$30,490
Pharmacy	98	91	289	237

Total	$15,181	$11,157	$42,256	$30,727

Income from continuing operations before income taxes:
Diabetes	$13,452	$13,821	$40,880	$39,852
Pharmacy	1,688	833	5,791	(83)
Settlement Charge	—	—	—	(29,987)

Total	$15,140	$14,654	$46,671	$9,782

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Dec. 31,	March 31,
	2005	2005
Segment assets:
Diabetes	$379,100	$240,739
Pharmacy	16,118	17,234
Corporate Headquarters	23,834	96,122
Discontinued Operations	1,399	14,968

Total	$420,451	$369,063

11. Shareholders’ Equity
     On October 28, 2005, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 742,000 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica is 2,000,000. Such shares are to be repurchased in the open market in accordance with SEC Rule 10b-18. In the quarter ended December 31, 2005, we repurchased an aggregate of 1,139,900 shares at an average purchase price of $36.83 per share on the open market. In the quarter ended December 31, 2005, we also paid a $0.15 per share cash dividend on 24,379,118 common shares outstanding for a total payment of $3.66 million to our common shareholders of record as of the close of business on November 7, 2005, as compared to a $0.15 per share cash dividend on 27,375,292 common shares outstanding for a total payment of $4.11 million to our common shareholders of record as of the close of business on November 5, 2004. In the nine months ended December 31, 2005 and 2004, we paid total cash dividends of $11.49 million and $12.21 million, respectively to our common shareholders of record.
     In the nine months ended December 31, 2005, we repurchased an aggregate of 5.14 million shares of PolyMedica common stock at an average purchase price of $37.35 per share. Of the 5.14 million shares repurchased, 4 million shares were repurchased at $37.50 per share for a total cost of $150 million plus transaction costs of $1.23 million related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. The remaining 1.14 million shares were repurchased in the open market in accordance with SEC Rule 10b-18 at an average purchase price of $36.83 per share. No shares of PolyMedica common stock were repurchased in the nine months ended December 31, 2004.
     Massachusetts has revised its corporation statute to eliminate “treasury stock”. The revised corporation statute provides that when a corporation acquires its own shares, such shares become “authorized but unissued”. As a result of this change, we have redesignated our existing treasury shares as authorized but unissued and accordingly reduced common stock for the par value, reduced additional paid in capital for the value paid in to date in excess of par and adjusted retained earnings for the difference between the repurchase price per share and average issuance value per share.
     At our Annual Meeting of Stockholders, held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613.
     In the nine months ended December 31, 2005, a total of 164,875 restricted shares of common stock were granted. As of December 31, 2005, 5,625 shares from restricted stock grants issued in the fiscal year ended March 31, 2005 and in the nine months ended December 31, 2005, had vested and were considered issued and outstanding. Restricted stock amortization of $567,000 and $1.14 million was recorded in the three and nine months ended December 31, 2005, respectively, with a remaining deferred compensation value of $5.08 million to be amortized over the quarter ending March 31, 2006 and the next four fiscal years as follows (table in thousands):

PolyMedica Corporation
Notes to Consolidated Financial Statements

2006	$565
2007	1,795
2008	1,316
2009	1,222
2010	183

Total	$5,081

12. Calculations of Earnings Per Share
Calculations of earnings per share are as follows:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(In thousands, except per share data)	2005	2004	2005	2004
Income from continuing operations, net of income taxes	$9,614	$9,242	$29,629	$6,676

BASIC:
Weighted average common stock outstanding, end of period	23,787	27,501	25,412	27,216
Income from continuing operations, net of income taxes, per weighted average share, basic	$0.40	$0.33	$1.16	$0.24

DILUTED:
Weighted average common stock outstanding, end of period	23,787	27,501	25,412	27,216
Weighted average dilutive common stock equivalents	483	661	510	625

Weighted average common stock and dilutive common stock equivalents outstanding	24,270	28,162	25,922	27,841
Income from continuing operations, net of income taxes, per weighted average share, diluted	$0.40	$0.33	$1.14	$0.24

Potentially Dilutive Stock Options
     Options to purchase shares of common stock with exercise prices in excess of the average market price of the common shares are not included in the computation of diluted earnings per share. There were 1.24 million and 412,500 options not included in the diluted earnings per share computation as of December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005 and 2004, options to purchase 1.24 million and 486,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
13. Comprehensive Income
     Our total comprehensive income is equal to our net income for the three and nine months ended December 31, 2005 and 2004. Unrealized gains (losses) on investments were not material for any periods presented.
14. New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based compensation (including those with employees and non-employees) be recognized in the financial

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
15. Subsequent Events
     Effective January 13, 2006, our Board of Directors voted to amend the vesting provisions of a restricted stock grant awarded to Daniel Bernstein, M.D., a member of the PolyMedica Board of Directors, on September 23, 2005. This amendment reduced the vesting period from twelve to eleven months. PolyMedica will not record a charge to selling, general and administrative expenses as a result of this change, as there was no associated increase in the intrinsic value of the grant resulting from the vesting acceleration.
     On January 23, 2006, we announced that our Board of Directors declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on February 6, 2006, payable on February 15, 2006.
     On January 23, 2006, AgaMatrix, the third-party diabetes product supplier with whom we entered into a convertible note agreement and associated product supply agreement in August 2005, received FDA clearance to commence marketing of a Liberty-branded meter and strip product to be distributed through Liberty commencing in fiscal 2007. We agreed in the convertible note agreement to fund future payment commitments totaling $10.0 million to be

PolyMedica Corporation
Notes to Consolidated Financial Statements
paid in increments upon the request of AgaMatrix after the successful completion of the milestones set forth in the agreement. Upon receiving FDA clearance, one of the milestones set forth in the agreement, AgaMatrix requested a payment of $5.0 million, which we will fund in February 2006.

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
Overview
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. Through our Pharmacy segment, we sell prescription medications directly to existing Diabetes patients and their spouses.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. During the nine months ended December 31, 2005, we acquired NDP and IntelliCare. NDP is a market-leading provider of diabetes products and disease management services to over 113,000 patients and more than half of NDP’s patients were derived from programs it established with managed care organizations and employers. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhances patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base. As of December 31, 2005, we served approximately 862,000 active diabetes patients, compared to approximately 674,000 active patients as of December 31, 2004. Approximately 90.0% of our Diabetes patients are covered by Medicare. We meet the needs of our diabetes patients by:
–	providing mail order delivery of supplies directly to our patients’ homes;

–	billing Medicare and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

–	providing medical call and contact center services and 24–hour telephone support to patients;

–	providing technology solutions focused on electronic patient relationship management;

–	using sophisticated software and advanced order fulfillment systems to provide diabetes related products.
     Sales from this segment represented 83.7% and 82.1% of total net revenues for the quarters ended December 31, 2005 and 2004, respectively, and 82.4% and 83.6% of total net revenues for the nine months ended December 31, 2005 and 2004, respectively, making it our largest operating segment.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. During the nine months ended December 31, 2005, we experienced a 2.7% reduction in Medicare reimbursement for diabetes test strips and lancets, resulting in a decrease in net revenues of approximately $5.90 million as a result of this legislation. We expect the 2.7% reimbursement reduction percentage to remain comparable for the quarter ending March 31, 2006. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.
     The Medicare Modernization Act further established a program for competitive bidding of certain durable medical equipment items, expected to include diabetes test strips, during calendar year 2007. The competitive bidding program is expected to be implemented in up to ten metropolitan areas in 2007 and then gradually implemented in less concentrated areas of the United States. If we are excluded from the bid award or the bid does not place value on our patient service model, our operating results could be negatively affected.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications to existing Diabetes patients and their spouses.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. Currently patients that are not covered by the Federal Employee Program, which we refer to as FEP, or another commercial insurance plan, pay in cash at the time of purchase. Beginning January 1, 2006, coverage will be available through both prescription drug plans and Medicare advantage-prescription drug plans. This new benefit will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 862,000 active patients that currently order diabetes and pharmacy supplies from us. However, the implementation of Part D is still in its early stages. We are currently unable to assess the impact of Part D on our operating results, because of the uncertainty with the nature of the program and our ability to enroll new patients, successfully adjudicate claims and manage order timing. We will continue to closely monitor the implementation of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the potential net revenue impact.
     In December 2003, the service benefit administrator of FEP notified our Pharmacy business and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change, if one were to be implemented, would be subsequent to January 1, 2005. A change in reimbursement, such as processing these supplies and medications as a pharmacy benefit, would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We have not as yet experienced a cut in FEP reimbursement. We are unable to assess the impact of the reimbursement cuts FEP has alluded to until the nature and magnitude of the cuts have been clearly defined. The FEP program comprised approximately 57% and 59% of the Pharmacy segment’s net revenues for the three months ended December 31, 2005 and 2004, respectively, and approximately 58% for both the nine months ended December 31, 2005 and 2004.

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
     We operate from distribution facilities located in Florida and Virginia, while our Corporate headquarters are located in Massachusetts. We recently purchased IntelliCare, Inc. with facilities in Maine, New York, Texas, Tennessee and Missouri. Virtually all of our product sales are denominated in U.S. dollars.
     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
(in thousands)	2005		2004
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$110,481	83.7%	$78,656	82.1%	40.5%
Pharmacy	21,450	16.3	17,208	17.9	24.7

Total net revenues	$131,931	100.0%	$95,864	100.0%	37.6%

     The increase in Diabetes net revenues was due primarily to the 27.8% net growth in our patient base to approximately 862,000 active diabetes patients, as compared with approximately 674,000 active diabetes patients as of December 31, 2004. In the twelve months ended December 31, 2005, we added approximately 337,000 new patients from acquisitions and direct-response advertising, less attrition of approximately 149,000 patients or 22.1% of the active patient base as of December 31, 2004.
     Net revenue growth generated from the patient growth was reduced by a 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $2.0 million in the quarter ended December 31, 2005. The lower reimbursement rates for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect through the end of calendar 2006.
     The increase in Pharmacy net revenues was due primarily to a 3.5% increase in orders coupled with a 20.5% increase in the average revenue generated per order, driven by a change in product mix. The primary sources of reimbursement in the Pharmacy segment are currently FEP and patient self-pay. Patients without insurance coverage are required to pay for their medications at the time of purchase.
     Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under Part D through both prescription drug plans and Medicare advantage prescription plans. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 862,000 active patients that currently order diabetes and pharmacy supplies from us. However, the implementation of Part D is still in its early stages. We are currently unable to assess Part D’s impact, if any, on our future net revenues because of the uncertainty with both the nature of the program and our ability to enroll new patients, successfully adjudicate claims and manage order timing.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
(in thousands)	2005		2004
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$60,941	55.2%	$48,135	61.2%	26.6%
Pharmacy	7,991	37.3	5,424	31.5	47.3

Total gross margin	$68,932	52.2%	$53,559	55.9%	28.7%

     Gross margin in the three months ended December 31, 2005, as compared with the three months ended December 31, 2004, increased 28.7% as a result of the 37.6% growth in net revenues. As a percentage of net revenues, gross margin decreased from 55.9% to 52.2%, primarily as a result of our acquisition of NDP in August, 2005. NDP has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels. In addition, the Pharmacy segment, which reports a lower gross margin than our Diabetes segment, represented a higher percentage of overall gross margin in the current quarter than in the year earlier period.
     Selling, General and Administrative Expenses

	Three Months Ended December 31,
(in thousands)	2005		2004
	Selling, general and	% Net	Selling, general and	% Net
	administrative expenses	Revenues	administrative expenses	Revenues	% Change
Diabetes	$46,283	41.9%	$34,616	44.0%	33.7%
Pharmacy	6,045	28.2	4,638	27.0	30.3

Total selling, general and administrative expenses	$52,328	39.7%	$39,254	40.9%	33.3%

     Selling, general and administrative expenses generated by entities acquired in our Diabetes segment in fiscal 2006, accounted for approximately $5.30 million of the total $13.07 million increase in selling, general and administrative expenses reported in the quarter ended December 31, 2005, as compared with the quarter ended December 31, 2004. The remaining increase of $7.77 million is primarily attributable to costs incurred to support the continued growth in our existing businesses, the write-off of terminated acquisition costs, and the administrative costs of preparing for the expected higher call volume and call duration from our patients due to the implementation of Medicare’s Part D prescription drug benefit. The implementation of Part D is still in its early stages. We are currently unable to assess Part D’s impact, if any, on our future costs because of the uncertainty with both the nature of the program and our ability to enroll new patients, successfully adjudicate claims and manage order timing. We will continue to closely monitor the implementation of Part D and the cost of coordinating Part D benefits for our Diabetes patients and their spouses.
     Other income and expense
          The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Three Months Ended December 31,
(in thousands)	2005	2004	$ Change	% Change
Investment income	$232	$372	$(140)	(37.6)%
Interest expense	$(1,696)	$(23)	$(1,673)	(7273.9)%
     The increase in interest expense incurred in the three months ended December 31, 2005, as compared with the three months ended December 31, 2004, related to interest incurred on $167.5 million in outstanding borrowings under the credit facility as of December 31, 2005, borrowed to fund acquisitions and stock repurchases during the nine months ended December 31, 2005.

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended December 31, 2005 and 2004.

	Three Months Ended
	December 31,
(in thousands)	2005	2004
Income tax provision	$5,526	$5,412
Effective tax rate	36.5%	36.9%
     The effective tax rates in the three months ended December 31, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
     Discontinued Operations
     Income from discontinued operations, net of income taxes, decreased $4.59 million primarily as a result of the reduction in reimbursement rates for inhalation drugs, provided through our Liberty Respiratory segment, and patient attrition.
Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the nine months ended December 31, 2005 and 2004.

	Nine Months Ended December 31,
(in thousands)	2005		2004
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$288,997	82.4%	$233,687	83.6%	23.7%
Pharmacy	61,889	17.6	45,829	16.4	35.0

Total net revenues	$350,886	100.0%	$279,516	100.0%	25.5%

     The increase in Diabetes net revenues was due primarily to the 27.8% net growth in our patient base to approximately 862,000 active diabetes patients, as compared with approximately 674,000 active diabetes patients as of December 31, 2004. In the twelve months ended December 31, 2005, we added approximately 337,000 new patients from acquisitions and direct-response advertising, less attrition of approximately 149,000 patients or 22.1% of the active patient base as of December 31, 2004.
     Net revenue growth reported for the nine months ended December 31, 2005, as compared with the nine months ended December 31, 2004, was less than the growth reported for the three months ended December 31, primarily as a result of the timing of the NDP acquisition which occurred at the end of our second quarter. Net revenue growth generated from growth in the patient base in the nine months ended December 31, 2005 was reduced by a 2.7% cut in Medicare reimbursement for diabetes test strips and lancets effective January 1, 2005, which reduced net revenues by approximately $5.90 million in the nine months ended December 31, 2005. The lower reimbursement rates for diabetes test strips and lancets, effective January 1, 2005 as implemented through the Medicare Modernization Act, are expected to remain in effect through the end of calendar 2006.

     The increase in Pharmacy net revenues was due primarily to a 13.1% increase in orders coupled with a 19.6% increase in the average revenue generated per order, driven by a change in product mix. The primary sources of reimbursement in the Pharmacy segment are currently FEP and patient self-pay. Patients without insurance coverage are required to pay for their medications at the time of purchase.
     Commencing January 1, 2006, Medicare coverage of prescription drugs will be available under Part D through both prescription drug plans and Medicare advantage prescription plans. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 862,000 active patients that currently order diabetes and pharmacy supplies from us. However, the implementation of Part D is still in its early stages. We are currently unable to assess Part D’s impact, if any, on our future net revenues, because of the uncertainty with both the nature of the program and our ability to enroll new patients, successfully adjudicate claims and manage order timing.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the nine months ended December 31, 2005 and 2004.

	Nine Months Ended December 31,
(in thousands)	2005		2004
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$167,558	58.0%	$142,929	61.2%	17.2%
Pharmacy	21,802	35.2	13,894	30.3	56.9

Total gross margin	$189,360	54.0%	$156,823	56.1%	20.7%

      Gross margin in the nine months ended December 31, 2005, as compared with the nine months ended December 31, 2004, increased 20.7% as a result of the 25.5% growth in net revenues. As a percentage of net revenues, gross margin decreased from 56.1% to 54.0%, primarily as a result of our Pharmacy segment, which reports a lower gross margin than our Diabetes segment, representing a higher percentage of overall gross margin in the current year than in the prior year. In addition, our acquisition of NDP in August 2005, which has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels, served to lower gross margin as a percentage of net revenues.
     Selling, General and Administrative Expenses

	Nine Months Ended December 31,
(in thousands)	2005		2004
	Selling, general and	% Net	Selling, general and	% Net
	administrative expenses	Revenues	administrative expenses	Revenues	% Change
Diabetes	$125,001	43.3%	$103,790	44.4%	20.4%
Pharmacy	15,649	25.3	14,082	30.7	11.1

Total selling, general and administrative expenses	$140,650	40.1%	$117,872	42.2%	19.3%

      Selling, general and administrative expenses generated by entities acquired in our Diabetes segment in fiscal 2006, accounted for approximately $7.12 million of the total $22.78 million increase in selling, general and administrative expenses reported in the nine months ended December 31, 2005, as compared with the nine months ended December 31, 2004. The remaining increase of $15.66 million is primarily attributable to costs incurred to support the continued growth in our existing businesses.

     Settlement Charge
     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the United States Department of Justice and the Department of Health and Human Services’ Office of Inspector General (“OIG”) regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy. Under the terms of the settlement agreement, we made a one-time payment of $35 million and admitted no wrongdoing. We accrued a charge of $29.99 million during the nine months ended December 31, 2004 to provide for the settlement amount and related costs, which was in addition to $5.71 million that was previously accrued for estimated overpayments by Medicare and others in the fiscal year ended March 31, 2004.
     Other income and expense
     The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Nine Months Ended December 31,
(in thousands)	2005	2004	$ Change	% Change
Investment income	$931	$872	$59	6.8%
Interest expense	$(2,970)	$(54)	$(2,916)	(5,400.0)%
     The increase in interest expense incurred in the nine months ended December 31, 2005, as compared with the nine months ended December 31, 2004, related to interest incurred on $167.5 million in outstanding borrowings under the credit facility as of December 31, 2005, borrowed to fund acquisitions and stock repurchases during the nine months ended December 31, 2005.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the nine months ended December 31, 2005 and 2004 for continuing operations.

	Nine Months Ended December 31,
(in thousands)	2005	2004
Income tax provision	$17,042	$3,106
Effective tax rate	36.5%	31.8%
     The effective tax rates in the nine months ended December 31, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the nine months ended December 31, 2004 we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective rate for the prior year excluding the settlement charge was 36.9%, which is comparable to the effective tax rate for the current year. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
     Discontinued Operations
     Income from discontinued operations, net of income taxes, increased $12.30 million primarily as a result of the gain recognized on the sale of our Women’s Health Products Division on September 30, 2005, for $22.07 million, net of income taxes, which incorporated post-close adjustments incurred in the three months ended December 31, 2005. This increase was offset by a decrease of $8.58 million in net income generated by the Liberty Respiratory segment in the nine months ended December 31, 2005, as compared with the prior year, primarily driven by a reduction in reimbursement rates for inhalation drugs and patient attrition.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the nine months ended December 31, 2005 and 2004.

	Nine Months Ended December 31,
(in thousands)	2005	2004
Net cash provided by operating activities	$12,235	$2,621
Net cash used for investing activities	(46,021)	(14,653)
Net cash provided by (used for) financing activities	(32,389)	2,977

Net change in cash and cash equivalents	$(66,175)	$(9,055)

     Our cash and cash equivalents balance decreased $66.18 million from $72.25 million as of March 31, 2005 to $6.07 million as of December 31, 2005. The net decrease in cash and cash equivalents in the nine months ended December 31, 2005, was largely driven by the repurchases of common stock for $192.21 million, for which we paid approximately $70 million in cash, borrowing the remainder from our credit facility. This cash outflow was partially offset by $42.10 million in proceeds recognized from the sale of our Women’s Health Products Division.
     The growth of our business is currently funded through cash flow generated from operations coupled with borrowings under our $195 million credit facility. The $9.61 million increase in cash flow provided by operating activities was primarily driven by a $35 million payment to the Department of Justice in the prior year in accordance with the settlement agreement reached on November 3, 2004 discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, offset by lower cash collections than expected in the nine months ended December 31, 2005 as demonstrated by the increase in accounts receivable days sales outstanding from 56 days as of March 31, 2005 to 63 days as of December 31, 2005. The increase in days sales outstanding was due primarily to the re-verification process implemented one year ago that resulted in a delay to bill and collect the secondary account balances from commercial insurers and patients. The implementation of a similar re-verification process at NDP, which we acquired in August 2005, also served to increase days sales outstanding. In addition, the accounts receivable of our Liberty Respiratory segment increased during the quarter and negatively impacted days sales outstanding. We do not plan on selling the accounts receivable of our Liberty Respiratory segment, thus we included this balance in our consolidated accounts receivable.
     Net cash flows used for investing activities increased by $31.37 million to $46.02 million during the nine months ended December 31, 2005 from $14.65 million for the nine months ended December 31, 2004. The increase in cash outflow was primarily due to the $75.37 million purchases of NDP and IntelliCare, which were substantially funded through borrowings from the credit facility. During the nine months ended December 31, 2005, we also issued a $5 million note to AgaMatrix, a third-party diabetes product supplier, to assist in their product development. These cash outflows were partially offset by $42.10 million of net proceeds recognized from the sale of our Women’s Health Products Division on September 30, 2005 and $6.80 million of net proceeds recognized from maturing marketable securities.
     Net cash flows provided by financing activities decreased $35.37 million from a $2.98 million inflow in the nine months ended December 31, 2004, to a $32.39 million outflow in the nine months ended December 31, 2005. This decrease was due primarily to the cash outflow of $192.21 million incurred for the repurchase of over 5 million shares of PolyMedica common stock in the nine months December 31, 2005. To fund a portion of this share repurchase effort and the various acquisitions we have completed in the current year, we borrowed $167.50 million under our $195 million five-year revolving credit facility during the nine months ended December 31, 2005. We also spent $1.16 million for the payment of debt issuance costs incurred to secure the $195 million credit facility and recognized $9.73 million fewer proceeds in the current year than in the prior year from the issuance of common and restricted stock.
     We expect to fully repay our note payable obligation of $2.25 million, present valued at $2.13 million as of December 31, 2005, in the quarter ending March 31, 2006.
     We believe that our ending cash, cash equivalents and marketable securities balance as of December 31, 2005 of approximately $6 million coupled with cash flow generated by operations and available credit facility funds, will be sufficient to meet working capital, planned capital expenditure investments, including the expansion of our call center in Port St. Lucie to accommodate the expected additional call volume to be generated from the implementation of Medicare’s Part D prescription drug benefit, and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available credit facility funds, and funds generated from operations. Other factors, which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or additional reductions in Medicare reimbursement for our products.
     Our contractual obligations and off-balance sheet arrangements as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, remained materially the same with the exception of a two year contract entered into with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month over a two year period, 18 months of which remained as of December 31, 2005, and a convertible note agreement entered into with AgaMatrix. As stipulated in this convertible note agreement, which was signed along with a product supply agreement in August 2005, we agreed to fund $5.0 million to AgaMatrix on the date of the agreement with future payment commitments totaling $10.0 million to be paid in increments upon the request of AgaMatrix after successfully completing the milestones set forth in the agreement.
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
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Sales of a significant portion of our operating segments depend on the continued availability of reimbursement of our patients by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 2 of Part I “Overview.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstance, we believe that the amounts due to Medicare and others are probable and estimable.
The impact of Medicare Part D on the Pharmacy segment is unclear
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. While we are committed to investing in this long term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate and our ability to successfully adjudicate claims and order timing. If we prove unsuccessful in our efforts to enroll patients in the program at a level sufficient to support our investment, the operating results of our Pharmacy segment will be negatively impacted.
     In addition, we presently are a participating pharmacy in approximately 80% of the 2,172 prescription drug plans and the 30,008 Medicare Advantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D. While the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans in the event we were no longer permitted to participate in this retail pharmacy network, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result.
Competitive bidding for durable medical equipment suppliers could negatively affect our Diabetes segment
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which could include diabetes test strips, during calendar year 2007. The competitive bidding program is expected to be implemented in up to ten metropolitan areas in 2007 and then gradually implemented in less concentrated areas of the United States. If we are excluded from the bid award or the bid does not place value on our patient service model, our operating results could be negatively affected.
     If the Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, the operating results of the Diabetes segment could be negatively affected.
We are subject to a corporate integrity agreement
     As part of the civil settlement, on November 8, 2004 we entered into a five-year corporate integrity agreement. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 5-year period, which could be reduced to a shorter period at the discretion of the OIG, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations. Should the financial error rate of the sample reviewed by the independent review organization for any given period, exceed the acceptable error rate, we could be subject to a potentially material overpayment assessment for that period.

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
     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:
–	fluctuations in our quarterly results;

–	announcements concerning us, our competitors, or manufacturers with whom we have relationships or the healthcare market;

–	overall volatility of the stock market;

–	changes in government regulations;

–	changes in the financial estimates we provide to the market or estimates by analysts; and

–	loss of key executives.
     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.
We plan to continue our expansion; if we do not manage our growth successfully, our growth and profitability may slow or stop
     The expansion of our operations has created significant demand on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets including Part D could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.
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
Loss of use of data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facilities in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.
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
–	changes in reimbursement guidelines and amounts;

–	changes in regulations affecting the healthcare industry;

–	changes in suppliers;

–	the timing of patient orders;

–	the timing and cost of our advertising campaigns;

–	the timing of the introduction or acceptance of new products offered by us or our competitors; and

–	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by the patients of our diabetes supply business. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.
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

Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is made known to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(2) Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 13, 2005, for a complete description of our legal proceedings. There were no material developments regarding these legal proceedings during the quarters ended June 30 and September 30, 2005. The material developments regarding these legal proceedings for the three months ended December 31, 2005 are set forth below.
     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004 opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. On December 13, 2005, the First Circuit Court of Appeals rendered a decision in defendants-appellants’ favor and entered an order vacating the District Court’s order certifying the class for the period from January 2001 through August 2001 and remanding the matter for further proceedings in the District Court consistent with its opinion. Discovery is ongoing in the underlying suit.
Item 2c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

		Average	Total Number of Shares	Maximum Number of
	Total Number	Price	Purchased as Part of Publicly	Shares that may yet be
	of Shares	Paid per	Announced Plans or	Purchased under the
(in thousands)	Purchased	Share	Programs	Plans or Programs
October 1 – October 31, 2005	—	—	—	2,000,000
November 1 – November 30, 2005	689,941	$36.68	689,941	1,310,059
December 1 – December 31, 2005	449,959	$37.06	449,959	860,100

Total	1,139,900	$36.83	1,139,900

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

Dated: February 8, 2006

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