Form 10-K
period 2006-03-31
POLYMEDICA CORP
filed 2006-06-09
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19842
PolyMedica Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Edgewater Drive, Suite 360, Wakefield, Massachusetts	01880

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(781) 486-8111
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)
Series B Junior Participating Preferred Stock, $.01 par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $538,114,349 based on $34.94 per share, the closing price of the Common Stock as reported by The NASDAQ Stock Market on September 30, 2005.
     We count each stockholder who is not otherwise an officer, director or holder of 5% or more of our outstanding common stock as a non-affiliate. This status determination is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.
     As of June 8, 2006, there were 23,123,446 shares of the registrant’s Common Stock issued and outstanding at $0.01 per share and no shares of Series B Junior Preferred Stock were issued and outstanding at $0.01 per share.
     Documents incorporated by reference: The registrant intends to file, not later than 120 days following the registrant’s fiscal year end, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Shareholders to be held on September 19, 2006. The information required in response to Items 10 — 14 of Part III of this Form 10-K is hereby incorporated in this Form 10-K by reference to such proxy statement. With the exceptions of the portions of the proxy statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

POLYMEDICA CORPORATION

PART I
ITEM 1. BUSINESS
Overview
     PolyMedica Corporation (“PolyMedica”) was organized in 1988. Today, our business is organized into two segments, Diabetes and Pharmacy. Through our largest segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare, other government agencies, third-party insurers and patients. We acquired National Diabetic Pharmacies, LLC (“NDP”) in August 2005, which provided us with patients derived from programs NDP had established with managed care organizations and employers. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. With our acquisition of IntelliCare, Inc. (“IntelliCare”) in October 2005, we also provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, and in March 2006 we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications, primarily to seniors. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for current and historical periods.
     We market our diabetes products directly to consumers primarily through targeted media, direct-response television advertising and to managed care organizations through an internal sales force. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other government agencies, third party payers as well as from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
Business Strategies
     Our principal strategy is to utilize the brand recognition of our Liberty name to apply our core competencies in direct-response marketing and to market our quality patient service, efficient patient care management and call center operation to grow our business. Our strategy is to focus on our core diabetes patient base serving our patients’ needs by providing diabetes supplies, prescription medications and other healthcare services.
     Continue growth in our Diabetes segment by expanding our patient base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising, direct mail, and more recently, business and intangible asset acquisitions to reach a larger number of seniors. Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in our active diabetes patient base from approximately 17,000 at the time of Liberty’s acquisition to approximately 875,000 patients as of March 31, 2006. This strategy, combined with our proactive approach and high level of service that yields high patient retention rates, has resulted in solid revenue growth. We will continue to engage in a high level of effective television advertising in fiscal 2007 and continue to evaluate from time to time the acquisition of other diabetes supply businesses. In addition, we hope to strengthen our presence in the commercial diabetes marketplace, which we entered with the acquisition of NDP in August 2005, by leveraging our significant buying power and diabetes expertise to deliver competitive pricing and patient care management services to health insurers and employees. Also, we will be increasing our commitment to alternative methods of attracting new patients, such as health care professional and patient referrals, print advertising, direct mail and the Internet. We continue to seek opportunities to deliver new products to a broader patient base by leveraging our mail-order distribution system and software for billing and patient monitoring. In fiscal 2007, we will begin distribution of a second private-label AgaMatrix/Liberty brand blood glucose monitor to complement our long standing private label relationship with Abbott Diabetes Care. To manage our growth effectively, we are continually improving our operations and information systems.

     Use our Pharmacy segment and extensive patient care management operations to help maximize the growth potential presented through the prescription drug benefit under the Medicare Modernization Act. Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. Our Pharmacy segment offers a wide-range of prescription drugs for mail order delivery. Historically, the majority of our Pharmacy patients were not eligible for Medicare reimbursement and the primary source of third party reimbursement was from commercial insurance companies and prescription drug plans. Effective January 1, 2006, Medicare coverage of prescription drugs became available under the Medicare Modernization Act through both prescription drug plans and Medicare Advantage prescription plans. This should expand the number of Pharmacy patients and Diabetes patients who can receive third party reimbursement for prescription medications. Our goal is to expand our Pharmacy business through the continued penetration of our Diabetes patient base as well as the potential acquisition of complementary specialty Pharmacy companies to help us develop the economies of scale that will allow us to compete successfully in fiscal 2007 and beyond. We will also continue to employ a strategy of marketing our unique patient care management and call center operations to provide enrollment services to providers of prescription drug plans and Medicare Advantage prescription plans.
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
Reportable Segments
     Financial information relative to each of our reportable segments described below is set forth in Note R to our consolidated financial statements contained in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of March 31, 2006, we served approximately 875,000 active diabetes patients, compared to approximately 702,000 active patients as of March 31, 2005. We meet the needs of our diabetes patients by:
•	providing mail order delivery of supplies directly to our patients’ homes;

•	billing Medicare, other government agencies and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing medical call and contact center services and 24-hour telephone support to patients;

•	providing technology solutions focused on electronic patient relationship management;

•	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.

     Sales from this segment represented 81.3%, 82.9% and 87.2% of total net revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, making it our larger operating segment.
     During the fiscal year ended March 31, 2006, we acquired NDP and IntelliCare. NDP is a market-leading provider of diabetes products and disease management services to over 113,000 patients and more than half of NDP’s patients are covered by programs it established with managed care organizations and employers. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     Approximately 89% of our Diabetes patients are covered by Medicare. As a result, changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. During the fiscal year ended March 31, 2006, we experienced a 2.7% reduction in Medicare reimbursement for diabetes test strips and lancets, resulting in a decrease in net revenues of approximately $8.10 million as a result of this legislation. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.
     The Medicare Modernization Act further established a program for competitive bidding for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which is currently expected to include certain diabetes testing supplies in certain areas of the United States referred to as Competitive Bid Areas (“CBAs”), beginning in calendar 2007. On May 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published the proposed rule for the DMEPOS competitive bidding program. This proposed rule would implement DMEPOS competitive bidding programs throughout the United States in accordance with sections 1847(a) and (b) of the Social Security Act (the “Act”). This program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups, under Part B of the Medicare program. By utilizing bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will exclusively furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that CMS identifies as having the highest potential for Medicare program savings, and based on the proposed rule will likely include diabetes testing supplies. CMS expects to phase in these programs over a number of years, with the initial phase occurring in up to ten of the 50 largest metropolitan service areas (“MSAs”) in 2007 and 2008, an expansion in 2009 occurring in up to 80 large MSAs, and additional areas after 2009. CMS is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010, which is expected to include diabetes testing supplies.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. As with our Diabetes segment, we provide mail order delivery directly to our patient’s homes and bill government programs and insurance companies directly on our patient’s behalf. Many of our patients are covered by the Federal Employees Health Benefit Program (“FEP”). The FEP program comprised approximately 52%, 58% and 66% of the Pharmacy segment’s net revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, our patients were covered by FEP, other commercial insurance plans or they paid at the time of purchase. Under Part D, coverage is now available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 875,000 active patients that currently order diabetes and pharmacy supplies from us.
     In December 2003, the service benefit administrator of FEP notified our Pharmacy business and other durable medical equipment suppliers that as of February 1, 2004 certain supplies and medications would only be reimbursable through FEP’s pharmacy benefit administrator. The service benefit administrator subsequently notified us that any reimbursement change, if one were to be implemented, would be subsequent to January 1, 2005. A change in reimbursement, such as processing these supplies and medications as a pharmacy benefit, would result in increased costs to some of our FEP patients as well as lower reimbursement rates to us. We have not yet experienced a cut in FEP reimbursement. We are unable to assess the impact of the reimbursement cuts FEP has alluded to until the nature and magnitude of the cuts have been clearly defined.
Acquisitions
     On August 26, 2005 we acquired all of the equity interests of National Diabetic Pharmacies, LLC (“NDP”) for approximately $56 million. We acquired NDP because of its market-leading position as a provider of diabetes products and disease management services to over 113,000 patients. Over half of NDP’s patients are covered by programs it established with managed care organizations and employers. NDP operates in a 45,000 square foot call center and distribution facility in Salem, Virginia and employs approximately 300 employees. The results of NDP’s operations since the August 26, 2005 acquisition have been included in the consolidated financial statements as part of the Diabetes segment.
     On October 28, 2005, we acquired all of the outstanding shares of common stock of IntelliCare, based in South Portland, Maine for an approximate purchase price of $20 million including transaction costs. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     During the fiscal year ended March 31, 2006, we also acquired approximately $7 million of additional patient lists. These acquisitions help to supplement the patients acquired through our direct-response advertising campaigns.
Government Regulation and Reimbursement
     As a healthcare supplier, PolyMedica is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted for payment of products shipped to patients. Similarly, government agencies periodically open investigations and obtain information from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.
     Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. We cannot predict the future of federal, state and local regulations or legislation, including Medicare and Medicaid statutes and regulations. Future legislative and regulatory changes could have a material adverse impact on us.
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
     We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our patients. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined fee schedule amounts for reimbursable supplies, and we bill the remaining balance either to third-party payers or directly to patients.
     Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United

States Food and Drug Administration (“FDA”), as demonstrated by the U.S. Attorney’s Office investigation of the Company from August 2001 to November 2004 by the U.S. Attorney’s Office for the Southern District of Florida. Please see Item 3 of Part I, “Legal Proceedings,” for a more complete description of this matter.
     Health Insurance Portability and Accountability Act
     Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of PolyMedica’s provision of, and billing for, diabetes testing and pharmacy supplies, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
State Pharmacy Regulation
     PolyMedica distributes prescription drugs to all 50 states. Many of the states into which we deliver prescription drug have laws and regulations that require out-of-state pharmacies to register with that state’s board of pharmacy or similar regulatory body. To the extent some of these states have specific requirements for out-of-state pharmacies that apply to us, we believe that we are in material compliance with them. Also, some states have proposed laws to regulate on-line pharmacies, and we may be subject to this legislation if it is passed. We currently do not have the capability of processing on-line orders.
Other Regulation
     Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration (“DEA”) regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant.
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
     We also believe that we are currently in compliance, in all material respects, with other applicable federal, state and local statutes and ordinances regulating controlled drug substances, safe working conditions, and fire hazard control that apply to portions of our operations.
Compliance and Regulatory Affairs Department
     Our Compliance and Regulatory Affairs Department works to ensure that we are compliant with applicable fraud and abuse laws and regulations and if violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. Each employee receives a compliance manual that has been developed to communicate our standards of conduct and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. The Compliance and Regulatory Affairs Department also works to ensure compliance with all federal, state and local laws and regulations applicable to our businesses, including licensing and certification requirements and requirements applicable to our businesses as federal healthcare program providers. The activities of our Compliance and Regulatory Affairs Department are managed under the guidance of PolyMedica’s Chief Operating Officer acting as the Chief Compliance Officer and reporting directly to the Compliance Committee. We continually examine the capabilities and structure of our compliance program and make changes when deemed appropriate.
     On November 3, 2004, we announced that we had entered into a civil settlement agreement for $35 million with the DOJ and the OIG regarding those agencies’ investigations of our reimbursement documentation. As part of this settlement agreement with the DOJ and OIG, we entered into a five-year corporate integrity agreement that, among other things, provides for an annual review of a sample of our Medicare claims by an independent review organization. To provide the best possible assurance that the documents we have on file for our existing patients, as well as the documents we are collecting for new patients, meet all required standards, we made the decision in fiscal 2005 to examine and re-verify all documents, essentially a double check, related to existing patients as shipments to those patients were made. We re-verified over 700,000 sets of patient documents in the fiscal year ended March 31, 2005. This re-verification effort continued into the current year with the acquisition of NDP in August 2005.
     In November 2005 an independent review organization completed the first annual review required by our corporate integrity agreement. The review concluded that our financial error rate on Medicare claims was in compliance with the requirements of the corporate integrity agreement.
Competition
     The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:
•	other durable medical equipment providers;

•	retail pharmacies;

•	healthcare product distributors;

•	pharmacy benefit management companies; and

•	prescription drug plans with in-house pharmacies.
     We believe that the principal competitive factors in the Diabetes and Pharmacy markets include the ability to identify and respond to patient needs, and the quality and breadth of product offerings. We believe that we compete effectively because of:
•	Liberty’s brand recognition, supported by a national television advertising campaign;

•	our centralized call center operations and personnel, specifically designed and trained to service the needs of seniors with chronic diseases;

•	our size which gives us leverage with suppliers; and

•	our significant investment in employee training, computer systems and order processing systems to assure high quality patient service, cost-effective order processing, and regulatory compliance.
Major Patients
     For the fiscal years ended March 31, 2006, 2005, and 2004, no patient or other customer represented more than 10% of our consolidated revenues. However, most of our revenue does not come from the patients we service but through third party reimbursement, primarily Medicare. As of March 31, 2006 and 2005, the amounts included in gross accounts receivable due from Medicare were $46.13 million and $31.48 million, respectively. Approximately $273.09 million, $239.33 million and $219.63 million of net revenues, or 55.6%, 63.0% and 67.6% of consolidated net revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries.
Major Products
     For the fiscal years ended March 31, 2006, 2005, and 2004, sales of diabetes test strips and related products amounted to $348.30 million, $293.49 million, and $264.08 million, respectively, representing 70.9%, 77.3%, and 81.3%, respectively, of our consolidated net revenues.
Working Capital
     Both segments require material amounts of working capital to operate. We need to maintain an adequate inventory of diabetes testing supplies and prescription drugs so we can rapidly ship to meet our patient needs. However, third-party reimbursement generally takes longer than 30 days. Our gross accounts receivables at March 31, 2006 were $132.18 million, while our inventory was $34.47 million and gross accounts payable was $26.36 million. We use cash flow from our businesses and credit facility to support our working capital needs.
Intellectual Property
     POLYMEDICA which is referenced in this Annual Report on Form 10-K, is a registered trademark of PolyMedica Corporation. We also maintain several other registered trademarks, which we monitor on a regular basis.
Geographic Scope of Operations
     In each of the last three fiscal years, our net revenues were generated in the United States. All of our operating assets are located in the United States.
Employees
     As of March 31, 2006, we had 2,441 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. FACTORS AFFECTING FUTURE OPERATING RESULTS
     Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Sales of a significant portion of our operating segments depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 2 of Part I “Overview.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due to Medicare and others are probable and estimable.
The impact of Medicare Part D on the Pharmacy segment is unclear
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. We are currently unable to assess the impact of Part D on our operating results. The program is in its infancy and involves many challenges. We will continue to closely monitor the implementation of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the potential net revenue and earnings impact. While we are committed to investing in this long term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate and our ability to successfully adjudicate claims and order timing. If we prove unsuccessful in our efforts to enroll patients in the program at a level sufficient to support our investment, the operating results of our Pharmacy segment will be negatively impacted.
     In addition, we presently are a participating pharmacy in approximately 80% of the 2,172 prescription drug plans and the 36,348 Medicare Advantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D through Leader Drug Stores, Inc. While the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans in the event we were no longer permitted to participate in this retail pharmacy network, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result. In addition, certain prescription drug plans have excluded Liberty as a participating pharmacy in their plans which we believe is a violation of the “any willing pharmacy” provisions of the Medicare Modernization Act. We are presently working to resolve these issues.
Competitive bidding for durable medical equipment suppliers could negatively affect our Diabetes segment
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which are expected to include diabetes test strips and other diabetes testing items, beginning in calendar year 2007. The competitive bidding program is expected to be implemented in up to ten metropolitan areas in 2007 and then gradually implemented in additional competitive bid areas. Under the proposed competitive bidding regulations, a regional or national mail order DMEPOS competitive bidding program may be implemented in 2010. If the Diabetes segment is excluded from the bid award or the bid does not place value on Liberty’s patient service model, our operating results could be negatively affected. If CMS uses its inherent reasonableness authority to reduce payment amounts in areas that are not competitively bid based on competitive bidding results, our operating results could be negatively affected.

We are subject to a corporate integrity agreement
     As part of the civil settlement with the DOJ and OIG, we entered into a five-year corporate integrity agreement on November 8, 2004. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a 5-year period, which could be reduced to a shorter period at the discretion of the OIG, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations. Should the financial error rate of the sample reviewed by the independent review organization for any given period, exceed the acceptable error rate, we could be subject to a potentially material overpayment assessment for that period.
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note J, Commitments and Contingencies, for a more complete description of this claim.
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
Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of March 31, 2006 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.
The market price of our common stock may experience substantial fluctuations for reasons over which we have little control
     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:
•	fluctuations in our quarterly results;

•	announcements concerning us, our competitors, or manufacturers with whom we have relationships or the healthcare market;

•	overall volatility of the stock market;

•	changes in government regulations;

•	changes in the financial estimates we provide to the market or estimates by analysts; and

•	loss of key executives.
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
Geopolitical events may reduce our ability to obtain favorable advertising rates for our direct-response advertising efforts, which may increase our expenses and/or lead to a reduction in revenues
     The effectiveness of our direct-response advertising is subject to the risks arising from geopolitical events. For example, around the clock news coverage at the onset of the war in Iraq and the war on terrorism affected our ability to obtain favorable rates for our product advertisements and thus affected our ability to obtain new patients since we reduced our advertising. Such geopolitical events may in the foreseeable future have a negative impact on our results of operations by increasing our expenses and/or leading to a reduction in our revenues.
The profitability of our segments will decrease if we do not receive recurring orders from patients
     The profitability of our segments depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing patient preferences, competitive price pressures, patient transition to extended care facilities, patient mortality and general economic conditions. We generally incur losses and negative cash flow with respect to the first order from a new patient, due primarily to the marketing and regulatory compliance costs associated with initial patient qualification.
We could experience a charge to earnings as a result of an impairment of our goodwill, direct-response advertising or other intangible assets
     We are required to perform impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of goodwill, direct-response advertising or other intangible assets may not be recoverable. The valuation of our goodwill, direct-response advertising and other intangible assets is based upon the results of these impairment tests. Changes in assumptions used and forecasted results of operations for the reporting unit carrying goodwill, direct-response advertising or other intangible assets, could affect the quantification of an impairment value, should one exist.
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
Loss of use of data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facilities in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of the FDA, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in September 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.
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
•	changes in reimbursement guidelines and amounts;

•	changes in regulations affecting the healthcare industry;

•	changes in suppliers;

•	the timing of patient orders;

•	the timing and cost of our advertising campaigns;

•	the timing of the introduction or acceptance of new products offered by us or our competitors; and

•	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by the patients of our diabetes segment. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.
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
•	diversion of the attention of senior management from important business matters;

•	amortization of substantial intangible assets;

•	difficulty in retaining key personnel of an acquired business;

•	lack of adequate internal control over financial reporting;

•	failure to assimilate operations of an acquired business;

•	possible operating losses and expenses of an acquired business;

•	exposure to legal claims for activities of an acquired business prior to acquisition; and

•	incurrence of debt and related interest expense.
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
Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities
     We are subject to periodic federal, state and local income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could materially adversely affect us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of March 31, 2006, we owned or leased the facilities described below:

		Approximate
Location	Status	Square Ft.	Principal Use(s)	Principal Segment(s)

Port St. Lucie, FL:

	Owned	120,000	Executive and administrative offices, patient service and patient enrollment, in-house pharmacy and distribution center	Pharmacy and Diabetes

	Owned	72,000	Executive and administrative offices, patient service and patient enrollment	Diabetes

	Owned	64,000	Executive and administrative offices, regulatory and compliance, patient service and patient enrollment	Diabetes

	Owned	59,000	Administrative offices and diabetes testing supplies distribution center	Diabetes

Deerfield Beach, FL	Owned	24,000	Patient service and patient enrollment	Diabetes

Palm City, FL	Leased	10,000	Storage	**

Salem, VA	Leased	45,000	Executive and administrative offices, patient service and patient enrollment, in-house pharmacy, diabetes testing supplies distribution center	Diabetes

South Portland, ME	Leased	13,000	Executive and administrative offices, call center, training center	Diabetes

Dallas, TX	Leased	4,800	Call center and training center	Diabetes

Earth City, MO	Leased	1,500	Call center and training center	Diabetes

Knoxville, TN	Leased	700	Call center and training center	Diabetes

Williamsville, NY	Leased	1,400	Call center and training center	Diabetes

Wakefield, MA	Leased	14,000	Corporate headquarters	Corporate Headquarters

**	All segments of our business, excluding Corporate Headquarters, generally utilize this facility for storage.
     The Salem, VA, South Portland, ME, Dallas, TX, Earth City, MO, Knoxville, TN, and Williamsville, NY, facilities were acquired through the NDP and IntelliCare acquisitions. Corporate headquarters began leasing its Wakefield, MA offices in March 2006. All of the other properties listed were owned or leased in the prior year. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS
     U.S. Attorney’s Office — settled on November 3, 2004
     We previously disclosed that the U.S. Attorney’s Office for the Southern District of Florida, with the assistance of the Federal Bureau of Investigation and OIG, investigated allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy. On November 3, 2004, we settled this investigation as discussed below.
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
     The Centers for Medicare and Medicaid Services and other government agencies reserve the right to review submitted claim documentation in the normal course of business.
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
     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004 opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. On December 13, 2005, the First Circuit Court of Appeals rendered a decision in defendants-appellants’ favor and entered an order vacating the District Court’s order certifying the class for the period from January 2001 through August 2001 and remanded the matter for further proceedings in the District Court consistent with its opinion.
     On February 23, 2006, plaintiffs filed a motion in the District Court to re-certify the class for the period from January 2001 through August 2001, which the defendants opposed. On March 23, 2006, the Court held an evidentiary hearing relating to class certification and on March 31, 2006 the Court heard oral argument regarding class certification. The Court took the motion under advisement. Discovery is ongoing in the underlying suit. The case is currently scheduled for trial in April 2007.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our current executive officers are as follows:

Name	Age	Position

Patrick T. Ryan	48	President, Chief Executive Officer and Director
Stephen C. Farrell	41	Chief Operating Officer
Keith W. Jones	39	Chief Financial Officer
Devin J. Anderson	36	General Counsel and Secretary
     Mr. Ryan joined PolyMedica in September 2004 as President, Chief Executive Officer and Director. He has been in the healthcare field since 1980, with specific experience in operations, strategic development, service, sales and finance. Most recently, Mr. Ryan served as the Chairman and Chief Executive Officer of Physicians Dialysis, Inc. From it’s inception in 2000, Mr. Ryan led Physicians Dialysis, Inc. through several rounds of financing and created a nationwide network of 24 dialysis clinics. Physicians Dialysis was the nation’s sixth largest dialysis provider when it was acquired in September 2004. Previously, Mr. Ryan served as President and Chief Executive Officer of Principalcare Inc., a company specializing in women’s healthcare. Mr. Ryan also served as President and Chief Executive Officer of ImageAmerica Inc., a publicly-traded company that provided multi-modality medical diagnostic imaging services. Mr. Ryan has served as a director for numerous private companies and three public companies, and is currently serving as a director at Affiliated Managers Group, Inc.
     Mr. Farrell is Chief Operating Officer and interim Chief Compliance Officer of PolyMedica. From 1999 through 2005, Mr. Farrell served in several capacities for PolyMedica including Treasurer, Chief Financial Officer, Senior Vice President and President of Liberty. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell is a Certified Public Accountant.
     Mr. Jones joined PolyMedica as Chief Financial Officer in February 2005. Before joining PolyMedica, Mr. Jones was Chief Financial Officer and Vice President of Physicians Dialysis, Inc., a company he helped grow from inception in 2000 to become the nation’s sixth largest dialysis provider. Prior to Physicians Dialysis, Inc., Mr. Jones was Chief Financial Officer for Craftopia.com, Inc., a premier online destination for crafting supplies and project ideas. From 1993 to 1998, Mr. Jones served as Chief Accounting Officer/Corporate Controller for Renal Treatment Centers, Inc., prior to which he served as a Senior Accountant at Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).
     Mr. Anderson joined PolyMedica in December 2002 as Associate General Counsel, was named PolyMedica’s Secretary in June 2003, promoted to Vice President in May 2004 and named General Counsel in June 2005. Prior to joining PolyMedica, Mr. Anderson practiced in the Boston office of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP) from 1998 to 2001 and in the London, U.K. office of Brobeck Hale and Dorr LLP from 2001 to 2002. While at Hale and Dorr, Mr. Anderson’s practice included representation of public and private companies in all aspects of corporate and securities law. Prior to his tenure at Hale and Dorr, Mr. Anderson practiced corporate law at the law firm of Pierce Atwood LLP in Portland, Maine from 1996 to 1998.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     As of March 31, 2006, our Common Stock was held by 616 holders of record. We believe that the actual number of beneficial owners of our Common Stock is significantly greater than the stated number of holders of record because a substantial portion of the Common Stock outstanding is held in “street name.” Our Common Stock is traded on the NASDAQ National Market under the symbol PLMD.
     The following table sets forth the high and low sales price per share of Common Stock on the NASDAQ National Market:

	Fiscal Year 2006
	High	Low

4th Quarter	$43.94	$32.67
3rd Quarter	39.06	30.35
2nd Quarter	38.20	33.65
1st Quarter	37.09	29.82

	Fiscal Year 2005
	High	Low

4th Quarter	$37.99	$31.25
3rd Quarter	37.87	30.78
2nd Quarter	31.58	26.72
1st Quarter	31.70	26.41
     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)

May 17, 2004	$0.15	26,768,918	May 5, 2004	$4.01
August 16, 2004	$0.15	27,278,467	August 5, 2004	$4.09
November 15, 2004	$0.15	27,375,292	November 5, 2004	$4.11
February 15, 2005	$0.15	27,739,178	February 4, 2005	$4.16
May 16, 2005	$0.15	27,963,215	May 5, 2005	$4.19
August 15, 2005	$0.15	24,254,923	August 5, 2005	$3.64
November 15, 2005	$0.15	24,379,118	November 7, 2005	$3.66
February 15, 2006	$0.15	23,206,249	February 6, 2006	$3.48
     Our current intention is to pay a cash dividend on a quarterly basis. Our credit facility limits the amount of dividends we can pay to $20 million annually, as long as we do not breach the financial covenants contained in the agreement with the payment of such dividends. See Part II, Item 7, “Liquidity and Capital Resources” for further discussion of the adequacy of our capital resources.
Share Repurchase Program
     On October 28, 2005, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 742,000 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica is 2,000,000. Such shares are to be repurchased in the open market in accordance with SEC Rule 10b-18. There is no scheduled expiration for the Program.

     The following table provides information about our purchases during the fourth quarter of fiscal 2006 of equity securities that are registered by PolyMedica pursuant to Section 12 of the Securities Exchange Act of 1934.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
(in thousands)	Shares Purchased	per Share	Programs	Programs

January 1 — January 31, 2006	155,000	$34.75	155,000	705,100
February 1 — February 28, 2006	—	—	—	705,100
March 1 — March 31, 2006	—	—	—	705,100

Total	155,000	$34.75	155,000

     In the fiscal year ended March 31, 2006, we repurchased an aggregate of 5.29 million shares of PolyMedica common stock at an average purchase price of $37.27 per share. Of the 5.29 million shares repurchased, 4 million shares were repurchased at $37.50 per share for a total cost of $150 million plus transaction costs of $1.23 million related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. The remaining 1.29 million shares were repurchased in the open market in accordance with SEC Rule 10b-18 at an average purchase price of $36.58 per share. No shares of PolyMedica common stock were repurchased in the fiscal years ended March 31, 2005 and 2004.
     In July 2004, Massachusetts revised its corporation statute to eliminate “treasury stock.” The revised corporation statute provides that when a corporation acquires its own shares, such shares become “authorized but unissued.” As a result of this change, we have redesignated our existing treasury shares as authorized but unissued and accordingly reduced common stock for the par value, reduced additional paid in capital for the value paid in to date in excess of par and adjusted retained earnings for the difference between the repurchase price per share and average issuance value per share.
     The following table presents details of PolyMedica’s equity compensation plans as of March 31, 2006:

		Weighted-Average
		Exercise Price/Fair
	Stock Options	Market Value per	Shares Available to
(in thousands)	Outstanding	Share	Grant*

1992 Director’s Plan	10,000	$6.75	—
1998 Stock Incentive Plan	49,750	12.50	—
2000 Stock Incentive Plan	3,128,608	29.70	1,679,398
1992 Employee Stock Purchase Plan	—	—	124,615
2001 Employee Stock Purchase Plan	—	—	40,000

Total	3,188,358	$29.36	1,844,013

*	Includes shares available to be issued as restricted stock
     At our Annual Meeting of Stockholders, held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613. Of the total 1,679,398 shares available to grant through the 2000 Stock Incentive Plan, a maximum of 1,040,848 shares remain available to grant as restricted stock awards.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2006 and 2005 and the statements of operations data for the three years ended March 31, 2006 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2004, 2003, and 2002 has been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. The statements of operations data for the two years ended March 31, 2003 have been derived from the company’s financial books and records for continuing operations. Furthermore, results for the year ended March 31, 2006 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.
(In thousands, except per share data)

Fiscal Year Ended March 31,	2006	2005	2004	2003	2002

Statements of Continuing Operations Data:
Net revenues from continuing operations	$491,515	$379,858	$325,037	$264,795	$213,090
Income from continuing operations, net of income taxes	37,382	16,153	29,111	20,930	23,027
Income from continuing operations, net of income taxes, per weighted average share, basic	1.51	0.59	1.15	0.85	0.92
Income from continuing operations, net of income taxes, per weighted average share, diluted	1.47	0.58	1.11	0.83	0.90
Weighted average shares, basic	24,827	27,362	25,361	24,482	25,013
Weighted average shares, diluted	25,370	27,956	26,201	25,092	25,561
Cash dividend per share	$0.60	$0.60	$0.55	$0.125	$—

Balance Sheet Data:
Cash and cash equivalents	$9,101	$72,246	$69,229	$27,162	$27,884
Total assets	429,317	369,063	319,168	252,150	224,392
Total liabilities	270,166	68,038	60,340	55,475	50,809
Total debt obligations	191,740	3,672	1,983	4,187	2,227
Shareholders’ equity	$159,151	$301,025	$258,828	$196,675	$173,583
     In the fiscal year ended March 31, 2006, we acquired all of the equity interests of National Diabetic Pharmacies, LLC and all of the outstanding shares of common stock of IntelliCare, Inc. See Note F, “Acquisitions,” for further detail.
     In the fiscal year ended March 31, 2006, we reclassified the applicable results of our Women’s Health Products Division and Liberty Respiratory segment, which were sold on September 30, 2005 and March 31, 2006, respectively, to discontinued operations. See Note G, “Discontinued Operations,” for further detail.
     In the fiscal year ended March 31, 2005, net income included a settlement charge of $18.42 million, net of $11.57 million of taxes, or $0.66 per diluted weighted average share. See Note I, “Accrued Expenses,” for further detail.
     In the fiscal years ended March 31, 2006, 2005 and 2004, total cash dividends of $14.97 million, $16.37 million and $13.90 million, respectively, were paid.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Operating Results
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and “— Future Operating Results.”
     In addition, any forward-looking statements represent our view only as of the day this Annual Report on Form 10-K was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
Overview
Business
     PolyMedica was organized in 1988. Today, through our largest segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare, other government agencies, third-party insurers and patients. Through our Pharmacy segment, we provide prescription medications primarily to existing Diabetes patients and their spouses and we bill government agencies, third-party insurers and patients. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in March 2006, we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for current and historical periods.
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
     PolyMedica’s significant accounting policies are presented within Note A to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising and goodwill and other intangible assets.

     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and directly from patients. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipment; as a result, estimates of contractual adjustments are not required. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of patients. Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance either to third-party payers or directly to patients.
     The collectibility of our accounts receivable varies based on payer mix, general economic conditions and other factors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible and is adjusted periodically based primarily upon our evaluation of historical collection and write-off experience, current industry conditions, industry reimbursement trends, credit policy, and on our analysis of accounts receivable by aging category. The evaluation is performed at the end of each reporting period for each operating unit with an overall assessment at the consolidated level. During the fiscal years ended March 31, 2006, 2005 and 2004 we provided for allowances for doubtful accounts of continuing operations at a rate of approximately 4.1%, 4.8% and 5.8% of net revenues, respectively. The reduction in the provision is primarily the result of a change in business mix due to the growth in revenues of our Pharmacy segment and the acquisition of NDP that has a lower provision for bad debts than our other Diabetes businesses. Days sales outstanding of accounts receivable balances increased to 67 days as of March 31, 2006 from 56 days as of March 31, 2005 due primarily to the re-verification process initiated in the third quarter of fiscal 2005. The re-verification project resulted in a shift of resources that delayed other accounts receivable management activities through fiscal 2006, including the posting of cash and the billing to and collection from secondary patient and insurance account balances. The implementation of a similar re-verification process at NDP, which we acquired in August 2005, also served to increase days sales outstanding. Additionally, the inclusion of accounts receivable of our Liberty Respiratory segment, which we sold in March 2006, and for which the corresponding revenues are classified in discontinued operations, also served to increase days sales outstanding. Effective April 1, 2004, PolyMedica stipulated that diabetes and respiratory supplies could only be returned within six months from the date of sale, as compared with no limitations on product returns in the prior year. We further revised our policy in December 2005, to reduce the return policy for diabetes supplies from six months to three months. For the fiscal year ended March 31, 2006, a hypothetical change of 1% in the allowance for doubtful accounts provision as a percentage of net revenues would have resulted in a change in net income of approximately $3.15 million.
     The following tables detail our gross accounts receivable balances by aging category from the billing date for each payer source for the fiscal years ended March 31, 2006 and 2005.

	Aging of Accounts Receivable as of March 31, 2006
(in thousands)
	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable

Government — Medicare	$28,585	$6,331	$7,503	$3,710	$46,129
Commercial parties and Medicaid	46,061	7,580	7,868	9,730	71,239
Patients (self-pay)	6,629	2,371	3,696	2,118	14,814

Total gross accounts receivable	$81,275	$16,282	$19,067	$15,558	$132,182
Less: Accounts receivable allowances					(28,169)

Accounts receivable, net					$104,013

	Aging of Accounts Receivable as of March 31, 2005
(in thousands)
	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable

Government — Medicare	$22,015	$3,966	$2,969	$2,531	$31,481
Commercial parties and Medicaid	32,619	5,762	4,729	3,352	46,462
Patients (self-pay)	3,908	1,477	2,210	2,343	9,938

Total gross accounts receivable	$58,542	$11,205	$9,908	$8,226	$87,881
Less: Accounts receivable allowances					(25,827)

Accounts receivable, net					$62,054

     In addition, we report sales allowances for estimated product returns as well as estimated claim denials as a reduction of gross revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized. During the fiscal years ended March 31, 2006, 2005 and 2004, we provided for sales returns and other sales allowances of continuing operations at a rate of approximately 3.1%, 3.7% and 4.5% of gross revenues, respectively. The decline in sales returns and other sales allowances as a percentage of gross revenues is primarily attributable to establishing a limitation on the length of time from the initial sale that a return will be authorized. Effective April 1, 2004, PolyMedica stipulated that diabetes and respiratory supplies could only be returned within six months from the date of sale, as compared with no limitations on product returns in the prior year. We further revised our policy in December 2005, to reduce the return policy for diabetes supplies from six months to three months. For the fiscal year ended March 31, 2006, a hypothetical change of 1% in the provision for sales returns and other sales allowances as a percentage of gross revenues would have resulted in a change in net income of approximately $2.12 million. The following table details the activity in our accounts receivable valuation reserves for the fiscal years ended March 31, 2006, 2005 and 2004.

	Accounts Receivable Valuation Reserves
(in thousands)
		Valuation Reserves		Write-offs	Write-offs
	Beginning	of Businesses	Provision for	of Current	of Prior	Ending
Description	Balance	Acquired	Current Year	Year Sales	Period Sales	Balance

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$16,636	$961	$22,907	$(3,551)	$(15,785)	$21,168
Sales return and other sales allowances	$9,191	$100	$16,532	$(10,099)	$(8,723)	$7,001

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,050		$20,987	$(3,123)	$(21,278)	$16,636
Sales return and other sales allowances	$9,141		$16,753	$(11,044)	$(5,659)	$9,191

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$17,526		$22,885	$(2,493)	$(17,868)	$20,050
Sales return and other sales allowances	$4,619		$19,025	$(10,688)	$(3,815)	$9,141

     The following provisions relate to discontinued operations of our Liberty Respiratory segment:

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$2,823
Sales return and other sales allowances	$817

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$2,573
Sales return and other sales allowances	$2,085

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$3,936
Sales return and other sales allowances	$3,648
     Advertising
     In accordance with SOP 93-7, “Reporting on Advertising Costs,” we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For further discussion regarding the application of SOP 93-7, please see Note A to the consolidated financial statements.
     Goodwill and Other Intangible Assets
     In accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“FASB”), we perform impairment tests at each reporting period and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. In performing such tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist. For further discussion, please see Note H to the consolidated financial statements.
Seasonality
     We do not consider our business to be highly seasonal, however, advertising rates may fluctuate during the year, which may affect our acquisition of new patients. We may purchase less advertising when rates are higher, which generally occurs in November and December. As a result, our acquisition of new patients during this period is generally reduced and our net revenues may fluctuate accordingly.
Other
     We operate from distribution facilities located in Florida and Virginia. Virtually all of our product sales are denominated in U.S. dollars.
     Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:
•	Cost of sales consists primarily of purchased finished goods for sale in our markets and shipping and handling.

•	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, amortization of capitalized direct-response advertising costs, provision for bad debts, legal and related expenses, depreciation of facilities and equipment, and other amortization and depreciation.
     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

     Results of Operations
Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

(in thousands)	2006		2005
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change

Diabetes	$399,460	81.3%	$315,019	82.9%	26.8%
Pharmacy	92,055	18.7	64,839	17.1	42.0%

Total net revenues	$491,515	100.0%	$379,858	100.0%	29.4%

     The increase in Diabetes net revenues was due primarily to the 24.7% net growth in our patient base, which grew to 875,000 active patients as of March 31, 2006, from approximately 702,000 as of March 31, 2005. The growth in our patient base was due primarily to the addition of patients from our direct marketing program and the acquisition of diabetes companies and patient lists. During the fiscal year ended March 31, 2006, we added approximately 331,000 new patients from direct-response advertising and the acquisition of diabetes companies and patient lists. The attrition of approximately 158,000 patients in fiscal 2006 yielded net growth in the Diabetes patient base from the prior year of approximately 173,000 patients or 24.7%. The acquisition of NDP contributed approximately $47 million of revenues in the fiscal year ended March 31, 2006.
     The increase in Pharmacy net revenues was due primarily to an increase in patients served, resulting in a 12.6% increase in orders and an increase in the average revenue per shipment. The primary sources of reimbursement in the Pharmacy segment are currently commercial insurance and prescription drug cards. Patients without insurance coverage are required to pay for their medications at the time of purchase.
     Commencing January 1, 2006, Medicare coverage of prescription drugs became available under Part D through both prescription drug plans and Medicare advantage prescription plans. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 875,000 active patients that currently order diabetes and pharmacy supplies from us. However, the implementation of Part D is still in its early stages. We are currently unable to assess the long-term impact of Part D because of the uncertainty of the nature of the program, our ability to enroll new patients, successfully adjudicate claims and manage order timing.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

(in thousands)	2006		2005
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	% Change

Gross margin:
Diabetes	$230,282	57.6%	$192,574	61.1%	19.6%
Pharmacy	29,366	31.9%	20,059	30.9%	46.4%

Total gross margin	$259,648	52.8%	$212,633	56.0%	22.1%

     Gross margin as a percentage of net revenues in the fiscal year ended March 31, 2006 as compared with the fiscal year ended March 31, 2005, decreased primarily as a result of our acquisition of NDP in August 2005, which has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels as a result of a different customer base. Gross margins in the Pharmacy segment increased primarily as a result of the 42.0% increase in Pharmacy net revenues.

     Selling, General and Administrative Expenses
     The following table presents selling, general and administrative expenses expressed as a percentage of total net revenues for the fiscal years ended March 31,

(in thousands)
		% Net		% Net
	2006	Revenues	2005	Revenues	% Change

Reported selling, general and administrative expenses	$197,365	40.2%	$159,348	41.9%	23.9%

Employee compensation	70,940	14.4	56,323	14.8	26.0
Direct-response advertising amortization	42,409	8.6	33,759	8.9	25.6
Provision for doubtful accounts	20,084	4.1	18,414	4.8	9.1
     Selling, general and administrative expenses generated by entities acquired in our Diabetes segment in fiscal 2006 accounted for approximately $13.09 million of the total $38.02 million increase in selling, general and administrative expenses reported in the fiscal year ended March 31, 2006. The remaining increase of $24.93 million is primarily attributable to costs incurred to support the continued growth in our existing businesses.
     Settlement Charge
     On November 3, 2004, we announced that we had entered into a civil settlement agreement for $35 million with the DOJ and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy, the sole division in our Liberty Respiratory segment which was sold in March 2006. We recorded a charge of $29.99 million during fiscal 2005 to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was accrued for estimated overpayments by Medicare and others as of March 31, 2004. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004. Please refer to Item 3 of Part I “Legal Proceedings,” for further detail.
     Other Income and Expense
     The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Fiscal Year Ended March 31,
(in thousands)	2006	2005	$ Change	% Change

Investment income	$931	$1,269	$(338)	(26.6)%
Interest expense	$4,840	$73	$4,767	6530.1%
     The increase in interest expense incurred in the fiscal year ended March 31, 2006, as compared with the fiscal year ended March 31, 2005, related to interest incurred on outstanding borrowings under the credit facility as of March 31, 2006. These borrowings were used to fund acquisitions and stock repurchases during the fiscal year ended March 31, 2006.

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31, 2006 and 2005.

	Fiscal Year Ended March 31,
(in thousands)	2006	2005

Income tax provision	$20,992	$8,341
Effective tax rate	36.0%	34.1%
     The effective tax rates in the fiscal years ended March 31, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the fiscal year ended March 31, 2005, we recorded a pretax settlement charge of $29.99 million for which we recorded an income tax benefit at the full statutory federal and state rates. The effective rate for the prior year excluding the settlement charge was 36.5%. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
     Discontinued Operations
     Income from discontinued operations, net of income taxes, increased $6.74 million primarily as a result of the gain recognized on the sale of our Women’s Health Products Division on September 30, 2005, for $19.26 million, net of income taxes, which included adjustments recorded in the six months ended March 31, 2006. This increase was offset by a decrease of $10.77 million in net income generated by the Liberty Respiratory segment in the fiscal year ended March 31, 2006, as compared with the prior year, primarily driven by a reduction in reimbursement rates for inhalation drugs and patient attrition. In the process of preparing our year end financial statements, we reduced the gain recognized in the quarter ended September 30, 2005 on the sale of the Women’s Health Products Division by $2.44 million, net of income taxes. Please see Note S to the consolidated financial statements for further detail on this adjustment.
Year Ended March 31, 2005 Compared to Year Ended March 31, 2004
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

(in thousands)	2005		2004
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	% Change

Diabetes	$315,019	82.9%	$283,289	87.2%	11.2%
Pharmacy	64,839	17.1	41,748	12.8	55.3%

Total net revenues	$379,858	100.0%	$325,037	100.0%	16.9%

     The increase in Diabetes net revenues was due in part to the 12.3% growth in our patient base, which grew to 702,000 active patients as of March 31, 2005, from approximately 625,000 as of March 31, 2004. The growth in our patient base was due primarily to the continued success of our direct-response advertising program and the completion of certain business and patient list acquisitions. During the fiscal year ended March 31, 2005, we added approximately 208,000 new patients from direct-response advertising and business and patient list acquisitions. The attrition of approximately 131,000 patients in fiscal 2005 yielded net growth in the Diabetes patient base from the prior year of approximately 77,000 patients or 12.3%.

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
     Our growth during the fiscal year ended March 31, 2005 as compared with the prior year was also upset by the interruption in business resulting from the two hurricanes in the quarter ended September 30, 2004 sustained by our Florida-based facilities, home to the majority of our Diabetes segment and Pharmacy segment. We have estimated that the hurricanes resulted in the permanent loss of approximately $3.60 million of net revenues, excluding amounts reimbursed to us through our business interruption insurance, due to the timing of the hurricanes at the end of the second quarter, which prematurely ended the 90-day supply cycle and could not be recovered.
     The net revenue growth in our Pharmacy segment was driven by a significant increase in patient orders. Pharmacy orders increased to 406,000 in the fiscal year ended March 31, 2005 from 253,000 orders in the fiscal year ended March 31, 2004, an increase of 60.5%.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

(in thousands)	2005		2004
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	% Change

Gross margin:
Diabetes	$192,574	61.1%	$172,847	61.0%	11.4%
Pharmacy	20,059	30.9%	13,129	31.4%	52.8%

Total gross margin	$212,633	56.0%	$185,976	57.2%	14.3%

     Gross margins in the fiscal year ended March 31, 2005 decreased primarily as a result of an increase in net revenues generated from lower-margin prescription medication sales. Our Pharmacy segment, although profitable, has significantly lower gross and operating margins than our historical businesses.

     Selling, General and Administrative Expenses
     The following table presents selling, general and administrative expenses expressed as a percentage of total net revenues for the fiscal years ended March 31,

(in thousands)
		% Net		% Net
	2005	Revenues	2004	Revenues	% Change

Reported selling, general and administrative expenses	$159,348	41.9%	$140,997	43.4%	13.0%

Employee compensation	56,323	14.8	53,350	16.4	5.6
Direct-response advertising amortization	33,759	8.9	25,591	7.9	31.9
Provision for doubtful accounts	18,414	4.8	18,949	5.8	(2.8)
     Selling, general and administrative expense decreased as a percentage of net revenues primarily as a result of a reduction in our provision for doubtful accounts due to improved collection experience and an increase in Liberty Pharmacy net revenues, approximately 40% of which are paid in cash at the time of purchase. Had our provision for doubtful accounts remained at 5.8% of net revenues as reported in the fiscal year ended March 31, 2004, the expense in fiscal 2005 would have been approximately $3.62 million higher than reported.
     Settlement Charge
     On November 3, 2004, we announced that we had entered into a civil settlement agreement for $35 million with the DOJ and the OIG regarding those agencies’ investigations of Liberty and Liberty Home Pharmacy, the sole division in our Liberty Respiratory segment which was sold in March 2006. We recorded a charge of $29.99 million during fiscal 2005 to provide for the settlement amount and estimated related costs, which was in addition to $5.71 million that was accrued for estimated overpayments by Medicare and others as of March 31, 2004. In accordance with the terms of the settlement agreement, we funded the $35 million payment in November 2004. Please refer to Item 3 of Part I “Legal Proceedings,” for further detail.
     Other Income and Expense
     The following table presents investment income earned on our cash, cash equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Fiscal Year Ended March 31,
(in thousands)	2005	2004	$ Change	% Change

Investment income	$1,269	$494	$775	156.9%
Interest expense	$73	$70	$3	4.3%
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

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31, 2005 and 2004.

	Fiscal Year Ended March 31,
(in thousands)	2005	2004

Income tax provision	$8,341	$16,292
Effective tax rate	34.1%	35.9%
     The effective tax rates in the fiscal years ended March 31, 2005 and 2004 were higher than the Federal U.S. statutory rates due primarily to state taxes. In the fiscal year ended March 31, 2005, we recorded a pretax settlement charge of $29.99 million for which we recognized an income tax benefit at the full statutory federal and state rates. The effective rate for the prior year excluding the settlement charge was 36.5%. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
     Discontinued Operations
     In the fiscal year ended March 31, 2006, we reclassified the results of our Women’s Health Products Division and Liberty Respiratory segment to discontinued operations as a result of the decision to make these divisions available for sale. Income from discontinued operations, net of income taxes, increased $7.46 million primarily as a result of the $14.44 million impairment charge recorded in fiscal 2004 and the reduction in net revenues in fiscal 2005 resulting from the reduction in reimbursement rates for inhalation drugs and patient attrition. The fiscal 2004 direct-response advertising impairment charge was recorded to adjust the carrying value of Liberty Respiratory’s direct-response advertising asset down to its net realizable value as a result of the Medicare reimbursement reductions for inhalation drugs implemented under the Medicare Modernization Act.

Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the fiscal years ended March 31,

(in thousands)	2006	2005	$ Change

Net cash provided by operating activities	$11,407	$33,012	$(21,605)
Net cash used for investing activities	(53,586)	(31,656)	(21,930)
Net cash provided by (used for) financing activities	(20,966)	1,661	(22,627)

Net change in cash and cash equivalents	$(63,145)	$3,017	$(66,162)

     Our cash and cash equivalents balance decreased $63.15 million from $72.25 million as of March 31, 2005 to $9.10 million as of March 31, 2006. The net decrease in cash and cash equivalents in the fiscal year ended March 31, 2006, was largely driven by the repurchases of common stock for $198.60 million, for which we paid approximately $70 million in cash, borrowing the remainder from our credit facility. This cash outflow was partially offset by $44.50 million in proceeds recognized from the sale of our Women’s Health Products Division and certain of our Liberty Respiratory assets.
     The growth of our business is currently funded through cash flow generated from operations coupled with borrowings under our credit facility, which was increased to $217.5 million as of March 31, 2006 and subsequently amended in April 2006 to $250 million. The $21.61 million decrease in cash flow provided by operating activities was primarily driven by a $16.60 million decrease in cash flows provided by discontinued operations due primarily to a reduction in reimbursement rates for inhalation drugs and patient attrition in the Liberty Respiratory segment, combined with lower cash collections than expected in the year ended March 31, 2006. Days sales outstanding of accounts receivable balances increased to 67 days as of March 31, 2006 from 56 days as of March 31, 2005 due primarily to the re-verification process initiated in the third quarter of fiscal 2005. The re-verification project resulted in a shift of resources that delayed other accounts receivable management activities throughout fiscal 2006, including the posting of cash and the billing to and collection from secondary patient and insurance account balances. The implementation of a similar re-verification process at NDP, which we acquired in August 2005, also served to increase days sales outstanding. Furthermore, the inclusion of accounts receivable of our Liberty Respiratory segment, which we sold in March 2006, and for which the corresponding revenues are classified in discontinued operations, also served to increase days sales outstanding.
     Net cash flows used for investing activities increased by $21.93 million to $53.59 million during the fiscal year ended March 31, 2006 from $31.66 million for the fiscal year ended March 31, 2005. The increase in cash outflow was primarily due to the $75.37 million purchases of NDP and IntelliCare, which were substantially funded through borrowings from the credit facility reduced by cash generated from the sale of discontinued operations which included $44.50 million of net proceeds from the sale of our Women’s Health Products Division on September 30, 2005 and the sale of certain of our Liberty Respiratory assets on March 31, 2006. During the fiscal year ended March 31, 2006, we also issued $10 million in notes to AgaMatrix, a third-party diabetes product supplier, to assist in their product development. An increase of $4.65 million in purchases of property, plant and equipment also contributed to the increase in cash flows used for investing activities. Also offsetting cash outflows were $6.80 million of net proceeds recognized from maturing marketable securities.
     Net cash flows provided by financing activities decreased $22.63 million from a $1.66 million inflow in the fiscal year ended March 31, 2005, to a $20.97 million outflow in the fiscal year ended March 31, 2006. This decrease was due primarily to the cash outflow of $198.60 million incurred for the repurchase of over five million shares of PolyMedica common stock in the fiscal year ended March 31, 2006, primarily funded through borrowings from our credit facility. We also spent $1.70 million for the payment of debt issuance costs incurred to secure the credit facility and recognized $11.45 million lower proceeds in the current year than in the prior year from the issuance of common stock resulting from fewer exercises of employee stock options.

Commitments
     Lease, Note Payable, Rental and Purchase Commitments
     We have various contractual obligations that affect our liquidity. The following represents future payments for our contractual obligations including our capital and operating leases and rental and purchase commitments as of March 31, 2006:

		Payments due by period (in thousands)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Capital lease obligations	$965	$642	$323	$—	$—
Operating lease obligations	2,436	874	840	694	28
Purchase obligations	6,668	6,548	120	—	—
Credit facility	190,000	—	—	190,000	—

Total contractual obligations	$200,069	$8,064	$1,283	$190,694	$28

     We have committed to purchasing approximately $5.83 million in advertising spots and other media, included in the table above in the fiscal year ending March 31, 2007. We entered into these purchase commitments to obtain favorable advertising rates.
     In the fiscal year ended March 31, 2006, we entered into a two year contract with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month over a two year period, 14 months of which remained as of March 31, 2006.
     On April 12, 2005, we entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended in May and November 2005 and March 2006 (“Credit Facility”). The Credit Facility permits us to borrow up to $217.5 million as of March 31, 2006 under a five-year revolving credit facility maturing on March 30, 2011. This credit facility was amended in April 2006 to increase our available amount to $250 million. As of March 31, 2006, we had $190 million in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate was 5.3% for the year ended March 31, 2006. A total origination fee of $1.37 million and related costs of approximately $453,000 were paid and are being amortized to interest expense on a straight-line basis over the life of the Credit Facility. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of our wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on our consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility. Our credit facility limits the amount of dividends we can pay to $20 million annually, as long as we do not breach the financial covenants contained in the agreement with the payment of such dividends.
     During the fiscal year ended March 31, 2006, we repaid a $2.25 million note payable related to the purchase of assets of National Diabetic Assistance Corporation in January 2005. In the fiscal year ended March 31, 2006, we recorded approximately $112,000 of imputed interest expense. No imputed interest expense was recorded in the fiscal years ended March 31, 2005 and 2004.
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
     On January 28, 2004, plaintiffs filed a motion for class certification to which defendants filed an opposition on February 27, 2004. Plaintiffs filed a reply memorandum on April 12, 2004 followed by additional briefing by the parties. The Court heard oral argument on the motion on June 2, 2004. On September 8, 2004, the court allowed the plaintiffs’ motion and certified the class. On September 21, 2004, the defendants filed a petition requesting that they be permitted to appeal the decision to the First Circuit Court of Appeals. The plaintiffs filed a response to the defendants’ petition on October 7, 2004 opposing defendants’ request to appeal the class certification. Also on October 7, 2004, the Court stayed sending notice of the class action pending a ruling on defendants’ appeal of class certification. On February 15, 2005, the First Circuit Court of Appeals granted defendants’ petition for leave to appeal the class certification decision. Defendants-appellants filed their brief on March 15, 2005, and plaintiffs-appellees filed an opposition on April 15, 2005. Defendants-appellants filed a reply brief on April 25, 2005. The First Circuit Court of Appeals heard oral argument on May 4, 2005 and took the matter under advisement. On December 13, 2005, the First Circuit Court of Appeals rendered a decision in defendants-appellants’ favor and entered an order vacating the District Court’s order certifying the class for the period from January 2001 through August 2001 and remanded the matter for further proceedings in the District Court consistent with its opinion.
     On February 23, 2006, plaintiffs filed a motion in the District Court to re-certify the class for the period from January 2001 through August 2001, which the defendants opposed. On March 23, 2006, the Court held an evidentiary hearing relating to class certification and on March 31, 2006 the Court heard oral argument regarding class certification. The Court took the motion under advisement. Discovery is ongoing in the underlying suit. The case is currently scheduled for trial in April 2007.
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
     The Centers for Medicare and Medicaid Services (“CMS”) and other government agencies reserve the right to review submitted claim documentation in the normal course of business.
     Adequacy of Capital Resources
     We believe that our ending cash, cash equivalents and marketable securities balance as of March 31, 2006 of approximately $9 million coupled with cash flow generated by operations and available credit facility funds, will be sufficient to meet working capital, planned capital expenditure investments, including the continued expansion of our call center in Port St. Lucie to accommodate the expected additional call volume to be generated from the implementation of Medicare’s Part D prescription drug benefit, and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available credit facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes segment depend on the continued availability of Medicare reimbursement. Effective January 1, 2005, the Medicare Modernization Act reduced reimbursement rates for diabetes test strips and lancets by approximately 2.7%.
New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of share-based compensation, to both employees and non-employees, be recognized in the financial statements. SFAS 123R applies to all share-based compensation which includes shares, share options, and other equity instruments or which requires settlement by the issuance of an entity’s shares or other equity instruments. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative, as is the current practice. See “Accounting for Stock-Based Compensation” in Note A to the consolidated financial statements for the current pro forma disclosure.
     Effective April 1, 2006, we will adopt the provisions of SFAS 123R that require us to recognize the fair value of options granted in our basic financial statements. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under SFAS 123, which was the straight-line method, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.
     SFAS 123R also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing cash inflows. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change in deferred income taxes in the operating section of the statement of cash flows.
     We will adopt SFAS 123R on a prospective basis beginning April 1, 2006. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. The adoption of SFAS 123R will have a material impact on our results of operations, increasing selling, general and administrative expenses. We currently estimate that adoption of the statement will reduce diluted earnings per share by approximately $0.30 to $0.33 in fiscal 2007; however, the amount may change based upon the number and value of additional stock option grants and forfeiture rates. We have utilized the Black-Scholes option pricing model to determine the value of our stock options. We estimated volatility to be 39.39%, 64.70% and 91.64% in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decline in volatility in fiscal 2006 was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We estimated the expected life of stock options that were issued to be 3.75, 4.28 and 5.0 years in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decline in the expected life in fiscal 2006 and 2005 was due to a change in exercise patterns. For more information on the impact of expensing stock options for the fiscal years ended March 31, 2006, 2005 and 2004, see “Accounting for Stock-Based Compensation” in Note A to the consolidated financial statements.
     In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a material impact on our financial position or results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)	The following documents are filed as part of this Annual Report on Form 10-K.

Page
1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of March 31, 2006 and 2005	42

Consolidated Statements of Operations for the years ended March 31, 2006, 2005, and 2004	43

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2006, 2005, and 2004	44

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004	45

Notes to Consolidated Financial Statements	47

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included in Item 15(d):

Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of PolyMedica Corporation:
We have completed integrated audits of PolyMedica Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries at March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded National Diabetic

Pharmacies, LLC (“NDP”) and IntelliCare, Inc. (“IntelliCare”) from its assessment of internal control over financial reporting as of March, 31, 2006 because they were acquired by the Company in purchase business combinations during fiscal year 2006. We have also excluded NDP and IntelliCare from our audit of internal control over financial reporting. NDP and IntelliCare are wholly-owned subsidiaries whose total assets represent 16.6% and 4.4% respectively, and total revenues represent 9.5% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 6, 2006

PolyMedica Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	March 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$9,101	$72,246
Marketable securities	—	6,804
Accounts receivable (net of allowances of $28,169 and $25,827 as of March 31, 2006 and 2005, respectively)	104,013	62,054
Inventories	34,467	25,730
Deferred income taxes	4,334	14,477
Income tax receivable	6,662	1,085
Prepaid expenses and other current assets	9,896	7,327
Current assets of discontinued operations	—	6,651

Total current assets	168,473	196,374

Property, plant, and equipment, net	64,678	59,984
Goodwill	64,488	10,498
Intangible assets, net	27,228	14,954
Direct response advertising, net	91,653	78,499
Notes receivable	9,548	—
Other assets	3,249	438
Long-term assets of discontinued operations	—	8,316

Total assets	$429,317	$369,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,363	$13,545
Accrued expenses	20,170	15,574
Current portion, capital lease obligations	596	559
Current liabilities of discontinued operations	482	3,588

Total current liabilities	47,611	33,266

Capital lease, note payable and other obligations	1,144	3,113
Credit facility	190,000	—
Deferred income taxes	31,411	31,659

Total liabilities	270,166	68,038

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 23,050,924 and 27,923,712 shares issued and outstanding as of March 31, 2006 and 2005, respectively	230	279
Deferred compensation	(5,901)	(476)
Additional paid-in capital	148,369	162,837
Retained earnings	16,453	138,385

Total shareholders’ equity	159,151	301,025

Total liabilities and shareholders’ equity	$429,317	$369,063

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

Fiscal Year Ended March 31,	2006	2005	2004

Net revenues	$491,515	$379,858	$325,037

Cost of sales	231,867	167,225	139,061

Gross margin	259,648	212,633	185,976

Selling, general and administrative expenses	197,365	159,348	140,997
Settlement charge	—	29,987	—

Income from continuing operations	62,283	23,298	44,979

Other income and expense:
Investment income	931	1,269	494
Interest and other expense	(4,840)	(73)	(70)

Other income and expense	(3,909)	1,196	424

Income from continuing operations before income taxes	58,374	24,494	45,403

Income tax provision	20,992	8,341	16,292

Income from continuing operations, net of income taxes	37,382	16,153	29,111

Discontinued operations:
Income from discontinued operations, net of income taxes of $2,016 in 2006, $9,980 in 2005, $6,760 in 2004	3,160	16,281	8,821
Gain on disposal of discontinued operations, net of income taxes of $14,282	19,856	—	—

Income from discontinued operations, net of income taxes	23,016	16,281	8,821

Net income	$60,398	$32,434	$37,932

Income from continuing operations per weighted average share:
Basic	$1.51	$0.59	$1.15
Diluted	$1.47	$0.58	$1.11

Income from discontinued operations per weighted average share:
Basic	$0.92	$0.60	$0.35
Diluted	$0.91	$0.58	$0.34

Net income per weighted average share:
Basic	$2.43	$1.19	$1.50
Diluted	$2.38	$1.16	$1.45

Cash dividends per share	$0.60	$0.60	$0.55

Weighted average shares, basic	24,827	27,362	25,361

Weighted average shares, diluted	25,370	27,956	26,201
The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended March 31, 2004, 2005, and 2006
(Dollars in thousands)

	Common stock		Treasury stock		Additional			Total
	Number of		Number of		paid - in	Deferred	Retained	shareholders’
	shares	Amount	shares	Amount	capital	compensation	earnings	equity

Balance at March 31, 2003	26,629,964	$266	(2,058,786)	$(21,067)	$119,242	$(54)	$98,288	$196,675
Issuance of treasury stock for stock split	(1,709,476)	(17)	1,709,476	17,506	(17,489)			—
Exercise of stock options	1,730,332	18	316,620	3,241	24,859			28,118
Tax benefit from stock options exercised					9,184			9,184
Issuance of common stock under the 1992 Employee Stock Purchase Plan	22,360	—	20,380	208	360			568
Issuance of restricted stock to the Interim Chief Executive Officer under the 2000 Stock Incentive Plan	1,340	—	12,310	112	80	54		246
Dividends declared and paid out on common stock							(13,895)	(13,895)
Net income							37,932	37,932

Balance at March 31, 2004	26,674,520	$267	—	$—	$136,236	$—	$122,325	$258,828
Exercise of stock options less shares surrendered	1,216,367	12			17,784			17,796
Tax benefit from stock options exercised					7,523			7,523
Issuance of common stock under the 1992 Employee Stock Purchase Plan	32,825	—			776			776
Restricted stock under the 2000 Stock Incentive Plan					484	(476)		8
Intrinsic value of a vesting term extension for certain outstanding options					34			34
Dividends declared and paid out on common stock							(16,374)	(16,374)
Net income							32,434	32,434

Balance at March 31, 2005	27,923,712	$279	—	$—	$162,837	$(476)	$138,385	$301,025
Repurchase of common stock including fees	(5,294,900)	(53)			(31,184)		(167,359)	(198,596)
Exercise of stock options	382,940	4			6,260			6,264
Tax benefit from stock options exercised					2,752			2,752
Issuance of common stock under the 1992 Employee Stock Purchase Plan	32,610	—			860			860
Restricted stock granted under the 2000 Stock Incentive Plan	6,562	—			6,844	(6,844)		—
Amortization of restricted stock						1,419		1,419
Dividends declared and paid out on common stock							(14,971)	(14,971)
Net income							60,398	60,398

Balance at March 31, 2006	23,050,924	$230	—	$—	$148,369	$(5,901)	$16,453	$159,151

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(In thousands)

Fiscal Year Ended March 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$60,398	$32,434	$37,932
Income from discontinued operations	(23,016)	(16,281)	(8,821)
Adjustments to reconcile net income to net cash flows:
Impairment of direct-response advertising	382	—	14,443
Depreciation and amortization	15,402	9,259	6,393
Amortization of direct-response advertising	42,409	33,759	25,591
Direct-response advertising expenditures	(55,945)	(50,430)	(56,738)
Deferred income taxes	9,895	8,239	(288)
Tax benefit from stock options exercised	2,752	7,523	9,184
Provision for doubtful accounts	20,084	18,414	18,949
Provision for sales allowances/returns	15,715	14,668	15,377
Stock-based compensation	1,419	42	246
(Gain) loss on disposal of property and equipment	(85)	774	238
Other	113	152	53
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(74,341)	(37,273)	(44,203)
Income tax receivable/payable	(5,577)	1,445	(1,349)
Inventories	(3,676)	(10,747)	469
Prepaid expenses and other assets	(2,403)	(3,095)	(1,237)
Accounts payable	6,066	1,789	(497)
Accrued expenses and other liabilities	(6,763)	(2,834)	4,432

Net cash flows provided by continuing operations	2,829	7,838	20,174
Net cash flows provided by discontinued operations	8,578	25,174	32,618

Net cash flows provided by operating activities	11,407	33,012	52,792

Cash flows from investing activities:
Purchase of marketable securities	(2,288)	(13,241)	(15,831)
Proceeds from maturing marketable securities	9,092	13,858	9,852
Purchase of property, plant, and equipment	(12,747)	(8,093)	(15,546)
Decrease (increase) in restricted cash	—	512	(512)
Issuance of note receivable	(10,000)	—	—
Purchase of businesses, net of cash received	(75,373)	(14,928)	—
Purchase of patient lists and other contracts	(7,242)	(9,569)	(512)
Proceeds from sale of businesses	44,503	—	—
Proceeds from sale of equipment	570	—	—

Net cash flows used for continuing operations	(53,485)	(31,461)	(22,549)
Net cash flows used for discontinued operations	(101)	(195)	(613)

Net cash flows used for investing activities	(53,586)	(31,656)	(23,162)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,124	18,572	28,686
Repurchase of common stock	(198,596)	—	—
Payment of debt issuance costs	(1,704)	(116)	—
Payment of dividends declared on common stock	(14,971)	(16,374)	(13,895)
Proceeds from credit facility	190,000	—	—
Payment of note payable	(2,250)	—	(1,894)
Payment of obligations under capital leases	(569)	(421)	(460)

Net cash flows provided by (used for) continuing operations	(20,966)	1,661	12,437
Net cash flows provided by discontinued operations	—	—	—

Net cash flows provided by (used for) financing activities	(20,966)	1,661	12,437

Net change in cash and cash equivalents	(63,145)	3,017	42,067

Cash and cash equivalents at beginning of year	72,246	69,229	27,162

Cash and cash equivalents at end of year	$9,101	$72,246	$69,229

The accompanying notes are an integral part of the consolidated financial statements.

Fiscal Year Ended March 31,	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,347	$98	$77
Income taxes paid	25,165	3,916	15,557
Note payable issued for purchase of business assets	—	2,250	—
Assets purchased under capital lease or note payable	—	979	339
Disposal of equipment	2,243	1,994	625
The accompanying notes are an integral part of the consolidated financial statements.

PolyMedia Corporation
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies:
     Company
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in March 2006, sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for current and historical periods.
     We market our diabetes products directly to consumers primarily through targeted media, direct-response television advertising and to managed care organizations through an internal sales force. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting Principles
     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
     Basis of Consolidation
     The consolidated financial statements include the accounts of PolyMedica and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2006, all of PolyMedica’s subsidiaries were wholly owned.
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
     Concentrations of Credit Risk
     Financial instruments, which potentially subject us to credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. We mitigate our risk by placing our money with high-credit-quality financial institutions, establishing a maximum maturity term of 12 months for any individual security and setting minimum quality level rankings per investment type that must be met.
     We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients. Approximately $273.09 million, $239.33 million and $219.63 million of net revenues, or 55.6%, 63.0% and 67.6% of consolidated net revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, were reimbursable by Medicare for

PolyMedia Corporation
Notes to Consolidated Financial Statements
products provided to Medicare beneficiaries.
     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified. We record revenue related to the healthcare communication services and any application service provider technology we provide based upon the existence of an agreement, the fee being fixed or determinable and collection of the resulting receivable being probable. Such revenue is recognized ratably over the estimated life of the customer arrangement, which is generally the term of the contract. Any fees paid in advance, such as implementation fees, are deferred and recognized ratably over the term of the contract. All other patient service fees are recognized as the related services are performed. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and directly from patients. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients.
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
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of March 31, 2006 and 2005, accounts receivable allowances were $28.17 million and $25.83 million, respectively, or 21.3% and 29.4% of gross accounts receivable, respectively.
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
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the fiscal years ended March 31, 2006, 2005 and 2004, we provided for allowances for doubtful accounts of continuing operations at a rate of approximately 4.1%, 4.8% and 5.8% of net revenues, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the fiscal years ended March 31, 2006, 2005 and 2004, we provided for sales allowances of continuing operations at a rate of approximately 3.1%, 3.7% and 4.5% of gross revenues, respectively.
     Cost of Sales
     Cost of sales consists primarily of purchased finished goods for sale in our markets and shipping and handling fees.
     Marketing and Promotional Costs
     Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in which they are incurred, which amounted to $2.22 million, $1.91 million and $939,000 in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.

PolyMedia Corporation
Notes to Consolidated Financial Statements
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
     Accounting for Stock-Based Compensation
     Currently, PolyMedica accounts for its stock-based compensation plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123. Therefore, no stock-based employee compensation cost is currently reflected in net income for stock option issuances, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2006	2005	2004
Net income	$60,398	$32,434	$37,932
Add back: Stock compensation costs, net of tax, on options and stock granted below fair market value	910	27	154
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(7,702)	(5,488)	(4,704)

Adjusted net income	$53,606	$26,973	$33,382

Net income per weighted average share, basic, as reported	$2.43	$1.19	$1.50
Net income per weighted average share, diluted, as reported	$2.38	$1.16	$1.45
Adjusted net income per weighted average share, basic	$2.16	$0.99	$1.32
Adjusted net income, per weighted average share, diluted	$2.12	$0.98	$1.29
     The fair value of each option granted during fiscal years 2006, 2005, and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	1.68%	1.85%	2.23%
Expected volatility	39.39%	64.70%	91.64%
Risk-free interest rate	4.03%	3.41%	2.91%
Expected life	3.75	4.28	5.0
     The drop in our volatility assumption from approximately 65% effective for the fiscal year ended March 31, 2005, to

PolyMedia Corporation
Notes to Consolidated Financial Statements
approximately 39% in the fiscal year ended March 31, 2006, was due to a change in the market valuation of our stock, which has been substantially less volatile in the current year. We expect that our volatility and expected life assumptions in the fiscal year ended March 31, 2007 will be comparable to the results reported for the fiscal year ended March 31, 2006.
Weighted-average fair value of options granted at or above fair value during the fiscal years ended March 31,

2006	$11.34
2005	14.92
2004	16.21
Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the fiscal years ended March 31,

2006	$6.46
2005	13.09
2004	6.75
     Employee Stock Purchase Plan
     Under PolyMedica’s 1992 and 2001 Employee Stock Purchase Plans (the “ESPP Plans”), an aggregate of 563,944 shares of common stock were made available for purchase by employees upon exercise of options granted semi-annually. All employees who have been employed by PolyMedica for six months or more prior to the beginning of an option period are eligible to enroll in the ESPP Plans. The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period. The ESPP Plans, as currently structured, will be considered compensatory in fiscal 2007 under the requirements of SFAS 123R, “Share-Based Payment.”
     Cash and Cash Equivalents and Marketable Securities
     We have classified short-term investments as available for sale, with any difference between amortized cost and fair value, net of tax effect, shown as a separate component of shareholders’ equity. We consider all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. We place our cash and cash equivalents and investments with high-credit-quality financial institutions. We invested primarily in commercial paper and bonds with initial maturities of less than 90 days and one year, respectively. Realized and unrealized gains (losses) on investments were not material for any periods presented. As of March 31, 2006 and 2005, the fair value of these investments was not materially different from cost.
     Restricted and Segregated Cash
     Restricted and segregated cash was held in an interest-bearing investment account, restricted for use and segregated for the purposes of securing all PolyMedica deductible, loss and/or premium payment or reimbursement obligations to our workers’ compensation insurance carrier. In the fourth quarter ended March 31, 2005, the restriction requirement for this policy was lifted. As of March 31, 2006, we had no restricted or segregated cash balances.
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
     Property, Plant, and Equipment
     Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets as set forth in the table below:

Buildings	30 years
Furniture fixtures and office equipment	5 – 7 years
Computer equipment and software	2 – 5 years
Warehouse equipment	5 – 12 years

PolyMedia Corporation
Notes to Consolidated Financial Statements

Commercial vehicles	5 years
Pharmacy and laboratory equipment	5 – 7 years
Leasehold improvements	Shorter of life of asset or lease
     Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Capital assets in process are not depreciated until placed in service.
     Capitalized Software Development Costs
     Software development costs incurred subsequent to establishing technological feasibility, which is demonstrated by the completion of a detail program design, are depreciated once placed in service, on a straight-line basis over five years, which is the estimated useful life. Unamortized software development costs included in capital assets in process were $353,000 and $564,000 at March 31, 2006 and 2005, respectively. Total software development costs that had been placed in service as of March 31, 2006 and 2005 were $4.66 million and $3.78 million, respectively. Amortization of software development costs that had been placed in service prior to March 31, 2006, totaled $803,000, $630,000 and $603,000, in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Research and development costs are expensed as incurred.
     Intangible Assets
     We capitalize and include in intangible assets the costs of acquiring patents on our products, patient lists, and covenants-not-to-compete. We amortize the cost of patient lists to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of recorded intangible assets at each balance sheet date by comparing their carrying amounts to the probable remaining future net cash flows expected to result directly from such assets. If the carrying amount of the intangible asset exceeds the future net cash flows expected to result directly from such asset, an impairment loss is recognized in an amount equal to that excess and recorded as a selling, general and administrative expense.
     Goodwill, a separately identified intangible asset, is calculated as the difference between the acquisition cost and the fair value of the net assets of acquired companies and product lines. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform goodwill impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.
     Long-lived Assets
     We periodically review our long-lived assets and certain other intangibles, excluding goodwill, for impairment. We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the expected cumulative undiscounted cash flows to the recorded value of the asset. If the recorded value of the long-lived asset exceeds the cumulative undiscounted cash flows, the write-down or impairment is computed as the excess of the asset over the present value of the cumulative undiscounted cash flows at our weighted average cost of capital over the remaining amortization period.
     Direct-Response Advertising
     Direct-response advertising and associated costs for our diabetes supplies and related products included in the Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis during the first two years of a four-year period. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.
     Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently four years for our diabetes supplies, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings.
     As a result of the reduction in reimbursement rates for inhalation drugs provided for in the Medicare Modernization Act

PolyMedia Corporation
Notes to Consolidated Financial Statements
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
     We recorded the following activity related to our direct-response advertising asset for the periods presented.

	Fiscal Year Ended
(in thousands)	March 31,	March 31,	March 31,
	2006	2005	2004
Capitalized direct-response advertising	$55,945	$50,430	$56,738
Direct-response advertising amortization	(42,409)	(36,884)	(41,403)
Impairment of direct-response advertising	(382)	—	(14,443)

Increase in direct-response advertising asset, net	13,154	13,546	892
Beginning direct-response advertising asset, net	78,499	64,953	64,061

Ending direct-response advertising asset, net	$91,653	$78,499	$64,953

     Discontinued operations include $3.13 million and $15.81 million of direct-response advertising amortization in the fiscal years ended March 31, 2005 and 2004, respectively, and an impairment of direct-response advertising in the fiscal year ended March 31, 2004.
     Other Assets
     Included in other assets are restricted investments of $829,000 and $228,000 as of March 31, 2006 and 2005, respectively, which represent amounts set aside by PolyMedica under executive deferred compensation plans. The related liability is included in long-term liabilities (“capital lease, note payable and other obligations”). Changes in the fair value of investments held in these plans are recorded as investment income or loss (“investment income” as captioned on the statements of operations) with a corresponding adjustment to compensation expense and to other assets and long-term liabilities (“capital lease, note payable and other obligations”). In the fiscal year ended March 31, 2005, $1.03 million was paid directly to certain beneficiaries from these plans. There were no payments to beneficiaries from these plans in the fiscal year ended March 31, 2006. Amounts set aside to fund the executive deferred compensation plans in the fiscal years ended March 31, 2006, 2005 and 2004 totaled $516,000, $142,000 and $374,000, respectively.
     The investments held in these deferred compensation plans have been classified as trading, are included in other assets, and are recorded at fair value.
     In order to address certain requirements under new Section 409A of the Internal Revenue Code as enacted by the American Jobs Creation Act of 2004, on December 13, 2004 the Compensation Committee of the Board of Directors approved the cessation of contributions to the executive deferred compensation plans and adopted the PolyMedica Corporation Executive Savings Plan (the “Plan”), effective January 1, 2005.
     The terms of the Plan generally mirror the terms of our former deferred compensation plans. The Plan allows a select group of management or certain of our affiliates to elect to defer up to 25% of their salary and up to 100% of their regular bonuses and performance-based bonuses. We will credit an amount equal to the compensation deferred by a participant to that participant’s account under the Plan, up to an amount that is the lesser of 3% of the participant’s compensation or 50% of the participant’s deferrals in excess of the maximum qualified compensation limit. With respect to certain participants, we will further credit to such participant’s account an employer contribution equal to 6.2% of the excess, if any, of the participant’s annual compensation over the social security wage base for that year.

PolyMedia Corporation
Notes to Consolidated Financial Statements
     Uncertainties
     We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note J, Commitments and Contingencies, for a description of current claims and legal matters.
     New Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of share-based compensation, to both employees and non-employees, be recognized in the financial statements. SFAS 123R applies to all share-based compensation which includes shares, share options, and other equity instruments or which requires settlement by the issuance of an entity’s shares or other equity instruments. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative, as is the current practice. See “Accounting for Stock-Based Compensation” above for the current pro forma disclosure.
     Effective April 1, 2006, we will adopt the provisions of SFAS 123R that require us to recognize the fair value of options granted in our basic financial statements. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under SFAS 123, which was the straight-line method, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.
     SFAS 123R also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing cash inflows. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change in deferred income taxes in the operating section of the statement of cash flows.
     We will adopt SFAS 123R on a prospective basis beginning April 1, 2006. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. The adoption of SFAS 123R will have a material impact on our results of operations, increasing selling, general and administrative expenses. We currently estimate that adoption of the statement will reduce diluted earnings per share by approximately $0.30 to $0.33 in fiscal 2007; however, the amount may change based upon the number and value of additional stock option grants and forfeiture rates. We have utilized the Black-Scholes option pricing model to determine the value of our stock options. We estimated volatility to be 39.39%, 64.70% and 91.64% in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decline in volatility in fiscal 2006 was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We estimated the expected life of stock options that were issued to be 3.75, 4.28 and 5.0 years in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decline in the expected life in fiscal 2006 and 2005 was due to a change in exercise patterns. For more information on the impact of expensing stock options for the fiscal years ended March 31, 2006, 2005 and 2004, see “Accounting for Stock-Based Compensation” above.
     In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a

PolyMedia Corporation
Notes to Consolidated Financial Statements
material impact on our financial position or results of operations.
B. Major Patients and Products:
     For the fiscal years ended March 31, 2006 , 2005, and 2004, no patient or other customer represented more than 10% of our consolidated revenues. As of March 31, 2006 and 2005, the amounts included in gross accounts receivable due from Medicare were $46.13 million and $31.48 million, respectively. For the fiscal years ended March 31, 2006, 2005, and 2004, sales of diabetes test strips and related products amounted to $348.30 million, $293.49 million, and $264.08 million, respectively, representing 70.9%, 77.3%, and 81.3%, respectively, of our consolidated net revenues.
C. Inventories:
     Inventories totaling $34.47 million and $25.73 million as of March 31, 2006 and 2005, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of March 31, 2006 and 2005, is $4.77 million and $3.23 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation to bill Medicare, other government agencies, third-party payers and patients, and to recognize revenue.
D. Property, Plant, and Equipment:

(in thousands)	March 31, 2006	March 31, 2005
Buildings	$30,577	$29,902
Computer equipment and software	39,327	33,492
Furniture, fixtures and office equipment	12,805	11,527
Land	8,803	8,803
Warehouse equipment	45	45
Pharmacy and laboratory equipment	2,178	1,494
Leasehold improvements	810	1,111
Capital assets in process	4,913	1,051
Commercial vehicles	240	143

	99,698	87,568
Less accumulated depreciation	(35,020)	(27,584)

	$64,678	$59,984

     Depreciation expense for property, plant, and equipment used for continuing operations for the fiscal years ended March 31, 2006, 2005 and 2004 was approximately $7.88 million, $7.11 million, and $6.21 million, respectively. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

PolyMedia Corporation
Notes to Consolidated Financial Statements

	March 31,	March 31,
(in thousands)	2006	2005
Furniture, fixtures, and office equipment	$2,145	$2,145
Computer equipment and software	50	—
Pharmacy and laboratory equipment	109	109

	2,304	2,254
Less accumulated depreciation	(1,189)	(722)

Net capital leased assets	$1,115	$1,532

E. Notes receivable
     During the fiscal year ended March 31, 2006, PolyMedica advanced $10 million to AgaMatrix, Inc. (“AgaMatrix”) as part of a supply agreement and received in exchange two convertible promissory notes (the “Notes”). Interest accumulates on the Notes’ unpaid balance at 3% per year. The Notes require AgaMatrix to pay the full balance of the unpaid principal and interest on the later of the termination of the supply agreement or the Notes’ fourth anniversary. AgaMatrix may prepay the Notes at any time subject to certain penalties. In addition, we may convert the Notes into AgaMatrix common stock at a rate of one share for each $3.50 of unpaid principal and interest after December 31, 2007. We also have the option to convert the Notes at the same rate or require their immediate repayment in connection with a change of control of AgaMatrix. If AgaMatrix makes an initial public offering of its shares, PolyMedica may be required to convert the Notes. The Notes have been discounted due to a below-market stated interest rate.
F. Acquisitions
     On August 26, 2005, we acquired all of the equity interests of National Diabetic Pharmacies, LLC (“NDP”) for $55.43 million excluding the $723,000 of NDP cash acquired through the transaction. We acquired NDP because of its market-leading position as a provider of diabetes products and disease management services to over 113,000 patients. Over half of their patients are covered by programs NDP established with managed care organizations and employers. Also, the acquisition of NDP expanded our operations since NDP operates in a 45,000 square foot call center and distribution facility in Salem, VA and employs approximately 300 employees. The results of NDP’s operations since the August 26, 2005 acquisition have been included in the consolidated financial statements as part of the Diabetes segment.
     The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $41.75 million has been allocated to goodwill, all of which is amortizable for tax purposes. Additionally, since the acquisition was treated as an asset purchase for tax purposes, no deferred tax assets or liabilities were recorded as part of the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (table in thousands):

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

PolyMedia Corporation
Notes to Consolidated Financial Statements
over the following 3 years.
     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Fiscal Year Ended March 31,
(in thousands)	2006	2005
Net revenues	$518,377	$448,900
Income from continuing operations, net of income taxes	$36,249	$15,553
Income from continuing operations per weighted average share, diluted	$1.43	$0.56
Net income	$59,265	$31,834
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.
     On October 28, 2005, we acquired all of the outstanding shares of common stock of IntelliCare, Inc. (“IntelliCare”), based in South Portland, Maine, for an aggregate purchase price of $20.13 million including transaction costs. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition, with $1.06 million allocated to the value of tangible assets and $1.90 million allocated to intangible assets, consisting primarily of service contracts with healthcare providers and other customers. The $20.13 million purchase price exceeded the fair value of the acquired net assets and, accordingly, $12.17 million has been allocated to goodwill. Neither the intangible assets nor the goodwill is amortizable for tax purposes. We also recorded temporary tax differences and tax attributes related to the acquisition of IntelliCare including a benefit from $15.5 million of federal net operating loss carryforwards expiring between 2015 and 2024 which are subject to annual limitations under IRC section 382.
     The purchase price allocations for both acquisitions were based on estimates of the fair value of the net assets acquired.
     On January 28, 2005, we acquired for $17.18 million, including incurred direct costs, certain business assets of National Diabetic Assistance Corporation (“NDAC”), a provider of diabetes testing supplies and respiratory medications primarily to Medicare beneficiaries throughout the country. NDAC served approximately 29,000 patients and generated revenues for calendar 2004 of approximately $15 million. Of the total purchase price, $14.93 million was paid upon closing and $2.25 million was due upon the earlier of the former owners successfully enrolling a total of 36,000 active diabetes patients for our Diabetes segment to service, or five years. During the fiscal year ended March 31, 2006, we fully repaid the $2.25 million note obligation. Operating results for NDAC, which account for less than 5% of our consolidated results, are reported as part of our Diabetes segment. NDAC will continue to conduct patient enrollment activities out of its existing Deerfield Beach, Florida facility.
     The $17.18 million purchase price was allocated as follows:

(in thousands)

Patient list	$7,300
Goodwill	5,547
Property, plant, and equipment	3,800
Inventories	370
Debt discount and other	161

$17,178

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Goodwill, valued at $5.55 million, represents the purchase price paid in excess of identifiable assets. The acquisition of NDAC’s patient list aided in Diabetes revenue growth in fiscal 2005 as we shipped to 14,100 of the total 29,000 patient profiles. The purchase of the Deerfield Beach facility also provides Liberty an important back-up call-center should our other operations ever be disrupted, as they were during the calendar year 2004 hurricane season. Pro forma financial statement results including the results of NDAC, would not differ materially from historically reported financial statement results.
G. Discontinued Operations:
     In the quarter ended September 30, 2005, we reclassified the results of our Women’s Health Products Division and Liberty Respiratory segment to discontinued operations. Therefore, we have reclassified the operating results, including the gain recognized, net of income taxes, and applicable cash flows, assets and liabilities of both our Liberty Respiratory segment and Women’s Health Products Division to discontinued operations for all periods presented.
     On September 30, 2005, we sold our Woburn-based Women’s Health Products Division, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, to Amerifit Nutrition, Inc. (“Amerifit”) for a purchase price, net of $3.0 million transaction costs, of $41.98 million. Net of the assets sold and liabilities assumed by Amerifit in the transaction, we recorded a gain on the sale of $19.26 million, net of income taxes. In the process of preparing our year end financial statements, we reduced the gain disclosed in discontinued operations in the quarters ended September 30, 2005 and December 31, 2005 on the sale of the Women’s Health Products Division by $2.44 million, net of income taxes. Please see Note S to the consolidated financial statements for further detail on this adjustment.
     In March 2006, we sold certain assets of our Liberty Respiratory segment. The gain on the sale of these assets has been recorded in our income from discontinued operations. The table below shows the results of our discontinued operations.

	Fiscal Year Ended March 31,
(in thousands)	2006	2005	2004

Net revenue from discontinued operations	$44,027	$71,609	$94,657

Income from discontinued operations, before income taxes	$39,314	$26,261	$15,581
Income tax provision	16,298	9,980	6,760

Income from discontinued operations, net of income taxes	$23,016	$16,281	$8,821

H. Goodwill and Other Intangible Assets:
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of March 31, 2006 and 2005, by reportable segment, were as follows:

(in thousands)	March 31,	March 31,
	2006	2005

Goodwill:
Diabetes	$64,488	$10,498
Pharmacy	—	—

Total consolidated goodwill	$64,488	$10,498

Intangible assets:
Diabetes patient lists	$30,436	$18,982
Diabetes managed care and other contracts	8,341	—
Accumulated amortization	(11,549)	(4,028)

Total consolidated intangible assets, net	$27,228	$14,954

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Of the total increase in goodwill, approximately $42 million and $12 million relate to the acquisitions of NDP and IntelliCare, respectively.
     Of the total $11.45 million of patient lists acquired in the fiscal year ended March 31, 2006, $4.42 million represents the fair value assigned to patient lists in the acquisition of NDP and $7.03 million represents the value of patient lists purchased from other diabetes supply companies. The patient lists are amortized on an accelerated basis over a four-year period. The amortization rate is such that 32% is expensed over the first year and the remaining 68% is expensed on a straight-line basis over the following 3 years.
     The remaining $8.34 million of intangible assets as of March 31, 2006 represents the fair value assigned to managed care and other contracts acquired in connection with the purchase of NDP and IntelliCare. The value of contracts with managed care organizations and other healthcare providers and customers is amortized over the estimated life of the contracts, ranging from 2 to 9 years.
     Intangible assets, all of which are subject to amortization, consist of the following:

(in thousands)		March 31, 2006			March 31, 2005
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Years	Amount	Amortization	Value	Amount	Amortization	Value

Patient lists	4	$30,436	(10,847)	$19,589	$18,982	$(4,028)	$14,954

Other contracts	2-9	8,133	(649)	7,484	—	—	—

Covenants not to compete	< 1	208	(53)	155	—	—	—

Total		$38,777	$(11,549)	$27,228	$18,982	$(4,028)	$14,954

     Amortization expense for intangible assets was approximately $7.52 million, $2.15 million and $182,000 for fiscal years ended March 31, 2006, 2005, and 2004, respectively. As of March 31, 2006, amortization expense on existing intangible assets for the next five fiscal years is as follows (table in thousands):

Fiscal year 2007	$8,260
Fiscal year 2008	7,698
Fiscal year 2009	6,173
Fiscal year 2010	2,376
2011 and thereafter	2,721

Total	$27,228

     As part of our sale of the Women’s Health Products Division, which is included in discontinued operations, $995,000 of goodwill was allocated against the gain on disposal of discontinued operations.
I. Accrued Expenses:

(in thousands)	March 31, 2006	March 31, 2005

Compensation and benefits	$8,024	$7,972
Inventory receipts	2,791	235
Amounts reserved for overpayments by Medicare and others	—	1,720
Other	9,355	5,647

	$20,170	$15,574

     As of March 31, 2006 and 2005, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments. Amounts classified as other consisted primarily of amounts due for advertising and marketing, legal services, and outside consulting.
     On November 3, 2004, we announced that we had entered into a civil settlement agreement with the DOJ and OIG regarding

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
     As of March 31, 2005, $965,000 of the amounts reserved for overpayments by Medicare and others represents amounts due to Medicare, secondary insurers and Medicare beneficiaries related to a change in interpretation of the reimbursement formula for albuterol and ipratropium combinations as previously disclosed. We reduced the accrual related to the reimbursement formula for albuterol and ipratropium by $965,000 and $1.28 million in the fiscal years ended March 31, 2006 and 2005, respectively, due to the statute of limitations. Medicare carriers in general must refute claims within four years from the billing date.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Accruals for overpayments by Medicare and others also occur in the normal course of business when, based on our assessment of the facts and circumstances, we believe that the amounts due are probable and estimable.
J. Commitments and Contingencies:
Commitments
     Operating leases
     We lease eight facilities and certain equipment under operating leases expiring through fiscal year 2012. Rental expense under these leases amounted to approximately $971,000, $637,000, and $1.35 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
     Capital leases
     We have various capital lease agreements for computer equipment and software, laboratory equipment, and furniture, fixtures and office equipment. These obligations extend through fiscal year 2009. Most leases contain renewal options or options to purchase at fair market value. We have 32 leases that contain bargain purchase options.
     No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Future annual minimum lease and rental commitments as of March 31, 2006, under all of our leases, capital and operating, are:

(In thousands)	Capital Leases	Operating Leases

2007	$642	$874
2008	313	503
2009	10	337
2010	—	345
2011 and thereafter	—	377

Total minimum payments	965	$2,436

Less amounts representing interest	(54)

Present value of net payments	911
Less current portion capital lease obligation	(596)

Long-term capital lease obligation	$315

     Note payable
     During the fiscal year ended March 31, 2006, we repaid a $2.25 million note payable related to the purchase of assets of National Diabetic Assistance Corporation in January 2005. In the fiscal year ended March 31, 2006, we recorded approximately $112,000 of imputed interest expense. No imputed interest expense was recorded in the fiscal years ended March 31, 2005 and 2004.
     Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended in May and November 2005 and March 2006 (“Credit Facility”). The Credit Facility permits PolyMedica to borrow up to $217.5 million as of March 31, 2006 under a five-year revolving credit facility maturing on March 30, 2011. This credit facility was amended in April 2006 to increase our available amount to $250 million. As of

PolyMedica Corporation
Notes to Consolidated Financial Statements
March 31, 2006, we had $190 million in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate was 5.3% for the year ended March 31, 2006. A total origination fee of $1.37 million and related costs of approximately $453,000 were paid and are being amortized to interest expense on a straight-line basis over the life of the Credit Facility. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
     Other
     We have committed to purchasing approximately $5.83 million in the fiscal year ending March 31, 2007 in advertising spots and other media. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new patients.
     In the fiscal year ended March 31, 2006, we entered into a two year contract with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month over a two year period, 14 months of which remained as of March 31, 2006.
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
     On February 23, 2006, plaintiffs filed a motion in the District Court to re-certify the class for the period from January 2001 through August 2001, which the defendants opposed. On March 23, 2006, the Court held an evidentiary hearing relating to class certification and on March 31, 2006 the Court heard oral argument regarding class certification. The Court took the motion under advisement. Discovery is ongoing in the underlying suit. The case is currently scheduled for trial in April 2007.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and intend to contest the claims vigorously. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
K. Comprehensive Income:
     Our total comprehensive income approximates net income for the fiscal years ended March 31, 2006, 2005 and 2004. Unrealized gains (losses) on investments were not material for any periods presented.

PolyMedica Corporation
Notes to Consolidated Financial Statements
L. Income Taxes:
     Income from continuing operations before income taxes was generated as follows in the fiscal years ended March 31:

(in thousands)	2006	2005	2004

United States	$58,374	$24,494	$45,403
     The provision for income taxes consists of the following for the fiscal years ended March 31:

(in thousands)		2006	2005	2004

Federal	– current	$6,603	$593	$16,024
	– deferred	12,883	7,402	(950)

		19,486	7,995	15,074

State	– current	57	498	2,092
	– deferred	1,449	(152)	(874)

		1,506	346	1,218

Total Federal and State		$20,992	$8,341	$16,292

     A reconciliation between our effective tax rate for operations and the U.S. statutory rate is as follows:

	2006	2005	2004

U. S. statutory rate	35.0%	35.0%	35.0%

State income taxes, net of U.S. federal income tax effect	1.7	(0.2)	1.4

Other	(.7)	(.7)	(0.5)

Effective tax rate	36.0%	34.1%	35.9%

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The following is a summary of the significant components of our deferred tax assets and liabilities as of March 31, 2006 and 2005:

(In thousands)	2006	2005

Deferred tax assets (liabilities) – current:

Allowance for doubtful accounts	$4,621	$11,389

Inventory shipped to patients	—	4,055

Prepaid expenses	(1,900)	(2,059)

Capitalized software	(1,297)	(1,197)

Accrued expenses	791	934

Inventory reserves	28	688

Sales return reserve	483	124

Net operating loss carryforward	660	—

Other	948	543

Net deferred tax asset – current	$4,334	$14,477

Deferred tax assets (liabilities) – long term:

Goodwill and intangible assets, net	$729	$284

Net operating loss carryforward	4,507	—

Property, plant and equipment, net	(3,102)	(3,995)

Direct-response advertising, net	(33,545)	(28,731)

Other	—	783

Net deferred tax liability – long term	$(31,411)	$(31,659)

Net deferred taxes	$(27,077)	$(17,182)

     Deferred tax assets and liabilities have been adjusted for certain acquisitions and dispositions occurring during fiscal 2006. The balances shown at March 31, 2006 reflect the tax effect of temporary differences and tax attributes related to the acquisition of IntelliCare on October 28, 2005. Included in the deferred tax assets is the benefit from $15.5 million of federal net operating loss carryforwards expiring between 2015 and 2024 and these net operating losses are subject to annual limitations under IRC section 382. Additionally, the deferred tax balances at March 31, 2005 exclude $3.0 million of temporary differences related to the Women’s Health Products Division which was sold on September 30, 2005.
     We had various apportioned state net operating loss carryforwards which resulted in a deferred tax asset, net of federal tax benefits, of $783,000 as of March 31, 2005. Because separate tax returns are filed in certain states, we were not able to offset consolidated income with subsidiary losses. However, these unused state operating losses may be used to offset future state taxable income in various amounts through the year 2010. Under the provision of SFAS 109, the benefits of state tax losses are recognized as a deferred tax asset. There is no valuation allowance for the net deferred tax assets as we expect that the results of future operations will generate sufficient taxable income to allow for the utilization of such assets. At March 31, 2006, this deferred tax asset no longer exists as a portion was sold in connection with the Women’s Health Products Division, and the remainder was fully utilized.
     During the year, the Company received approval from the Internal Revenue Service to change its tax method of accounting for inventory shipped to patients. As a result of this method change, the Company recorded an income tax receivable related to inventory shipped to customers of approximately $4 million paid in 2003 and 2004. We undergo audits of our tax returns in the normal course of

PolyMedica Corporation
Notes to Consolidated Financial Statements
business.
M. Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

(in thousands, except per share data)	Fiscal Year Ended March 31,
	2006	2005	2004

Income from continuing operations, net of income taxes	$37,382	$16,153	$29,111

BASIC:

Weighted average common stock outstanding, end of year	24,827	27,362	25,361

Income from continuing operations, net of income taxes, per weighted average share, basic	$1.51	$0.59	$1.15

DILUTED:

Weighted average common stock outstanding, end of year	24,827	27,362	25,361

Weighted average dilutive common stock equivalents	543	594	840

Weighted average common stock and dilutive common stock equivalents outstanding, end of year	25,370	27,956	26,201

Income from continuing operations, net of income taxes, per weighted average share, diluted	$1.47	$0.58	$1.11

     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 393,212, 902,900, and 809,750 outstanding options not included in the diluted earnings per share computation for the fiscal years ended March 31, 2006, 2005, and 2004, because the options’ exercise prices were greater than the average market price of the common shares.
N. Shareholders’ Equity:
     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of March 31, 2005, we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusted for our two-for-one stock split effective September 29, 2003). On October 28, 2005, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 742,000 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica was 2,000,000 as of that date. Such shares are to be repurchased in the open market in accordance with SEC Rule 10b-18. During the year ended March 31, 2006, 1.29 million shares were purchased under the Program at an average purchase price of $36.58 per share.
     In the fiscal year ended March 31, 2006, in aggregate, we repurchased 5.29 million shares of PolyMedica common stock at an average purchase price of $37.27 per share. Of the 5.29 million shares repurchased, 4 million shares were repurchased at $37.50 per share for a total cost of $150 million plus transaction costs of $1.23 million related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. The remaining 1.29 million shares were repurchased under the terms of our Share Repurchase Program described above. No shares of PolyMedica common stock were repurchased in the fiscal years ended March 31, 2005 and 2004.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
May 17, 2004	$0.15	26,768,918	May 5, 2004	$4.01
August 16, 2004	$0.15	27,278,467	August 5, 2004	$4.09
November 15, 2004	$0.15	27,375,292	November 5, 2004	$4.11
February 15, 2005	$0.15	27,739,178	February 4, 2005	$4.16
May 16, 2005	$0.15	27,963,215	May 5, 2005	$4.19
August 15, 2005	$0.15	24,254,923	August 5, 2005	$3.64
November 15, 2005	$0.15	24,379,118	November 7, 2005	$3.66
February 15, 2006	$0.15	23,206,249	February 6, 2006	$3.48
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
     In July 2004, Massachusetts revised its corporation statute to eliminate “treasury stock.” The revised corporation statute provides that when a corporation acquires its own shares, such shares become “authorized but unissued.” As a result of this change, we have redesignated our existing treasury shares as authorized but unissued and accordingly reduced common stock for the par value, reduced additional paid in capital for the value paid in to date in excess of par and adjusted retained earnings for the difference between the repurchase price per share and average issuance value per share.
O. Restricted Stock:
     In March 2005, 15,000 of restricted shares of common stock were granted at a fair value of $32.26 per share with a par value of $0.01 per share under a restricted stock agreement. As of March 31, 2006, 6,562 shares from this grant had vested and were considered issued and outstanding. In the fiscal year ended March 31, 2006, the following restricted shares were granted.

	Number of
	Restricted Shares
Date of Grant	Granted	Fair Value per Share	Par Value per Share
May 27, 2005	137,500	$34.70	$0.01
September 23, 2005	25,218	35.70	0.01
November 18, 2005	2,157	37.09	0.01
March 9, 2006	58,000	33.86	0.01

	222,875	$34.62	$0.01

     During the fiscal year ended March 31, 2006, 25,000 of these shares were cancelled due to employee terminations. As of March 31, 2006, no shares from these grants had vested.
     In the fiscal years ended March 31, 2004 and 2003, our former Chairman of the Board of Directors, Samuel L. Shanaman, was awarded a total of 33,890 restricted shares of common stock at an average fair value of $15.00 per share and a nominal salary as compensation for the services he performed as Interim Chief Executive Officer from August 2002 to January 2004. For every day Mr. Shanaman worked, he vested in a fixed number of shares of common stock for which he paid PolyMedica par value of $0.01 per share under a restricted stock agreement. The fair value less par value of the vested shares was recorded as selling, general and administrative expenses in our consolidated statements of operations. Mr. Shanaman became fully vested in the restricted shares awarded under his agreements during his time as Interim Chief Executive Officer.
     Restricted stock amortization of $1.42 million and $8,000 was recorded in the fiscal years ended March 31, 2006 and 2005,

PolyMedica Corporation
Notes to Consolidated Financial Statements
respectively, with a remaining deferred compensation value of $5.90 million as of March 31, 2006 to be amortized over the next five fiscal years as follows (table in thousands):

2007	$2,091
2008	1,482
2009	1,388
2010	532
2011	408

Total	$5,901

     At our Annual Meeting of Stockholders, held on September 23, 2005, our shareholders approved a limitation of the number of shares that could be issued as restricted stock awards under the 2000 Stock Incentive Plan to 1,287,613 shares. As of March 31, 2006, there remained 1,040,848 shares available to grant as restricted stock awards under the 2000 Stock Incentive Plan.
P. Stock Options:
     At our Annual Meeting of Stockholders, held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613. As of March 31, 2006, there remained 1,679,398 shares available for grant under the 2000 Stock Incentive Plan, 1,040,848 shares of which may be granted as restricted stock awards.
     Generally, when non-qualified stock options are exercised, we derive a tax deduction measured by the amount that the fair market value exceeds the option price on the date the options are exercised. The tax benefit from these deductions is recognized as additional paid-in capital. Options are generally granted with ten-year lives subject to Board approval and vest over periods ranging from one to four years.
     Option activity under the Plans is as follows:

		Weighted Average
	Option Shares	Option Price
Outstanding, March 31, 2003	4,216,462	$13.98

Granted	1,038,650	25.49
Exercised	(2,060,602)	13.64
Cancelled	(233,786)	17.66

Outstanding, March 31, 2004	2,960,724	$17.96

Granted	1,502,400	32.84
Exercised	(1,218,811)	14.66
Cancelled	(83,355)	24.66

Outstanding, March 31, 2005	3,160,958	$26.13

Granted	835,625	35.65
Exercised	(382,940)	16.36
Cancelled	(425,285)	29.39

Outstanding, March 31, 2006	3,188,358	$29.36

     As of March 31, 2006, there were 1,722,905 unvested options that will vest principally over four years under the Plans. There were 1,679,398 shares remaining as of March 31, 2006 that were authorized for future option grants under the 2000 Plan.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The weighted-average price of exercisable shares as of March 31, 2006, 2005 and 2004, is as follows:

2006	$24.95
2005	19.27
2004	15.51
     The number of exercisable shares as of March 31, 2006, 2005 and 2004, is as follows:

2006	1,465,453
2005	1,086,483
2004	1,793,017
     Summarized information about stock options outstanding as of March 31, 2006, is as follows:

		Weighted Avg.	Weighted Avg.	# Exercisable	Weighted Avg.
Range of Exercise	# Options	Remaining	Exercise Price -	Options	Exercise Price -
Prices	Outstanding	Contractual Life	Outstanding	Outstanding	Exercisable

$ 3.88 – 8.50	65,000	4.65	$7.07	65,000	$7.07

$12.11 – 17.50	290,015	6.10	$13.69	260,953	$13.60

$20.75 – 25.32	429,916	6.72	$23.57	365,687	$23.38

$26.16 – 30.88	713,478	8.19	$28.68	390,045	$28.56

$31.04 – 35.93	1,483,237	8.95	$34.19	365,772	$33.33

$37.09 – 43.43	206,712	9.53	$38.13	17,996	$37.29

	3,188,358			1,465,453

Q. 401(k) Plan:
     The PolyMedica Corporation 401(k) Plan and Trust (the “PolyMedica 401(k) Plan”) is a voluntary savings plan for all eligible employees which is intended to qualify under Section 401(k) of the Internal Revenue Code. Each eligible employee may elect to contribute to the PolyMedica 401(k) Plan, through payroll deductions, up to 60% of his or her salary, subject to statutory limitations. We may make matching contributions on behalf of participating employees of half of the dollar amount of each participating employee’s contribution, up to a maximum of 3% of an employee’s total cash compensation, subject to certain limitations.
     For the fiscal years ended March 31, 2006, 2005 and 2004, we accrued and paid matching contributions of $1.05 million, $1.05 million and $725,000, respectively, for the PolyMedica 401(k) Plan participants.
     During the year ended March 31, 2006, eligible NDP and IntelliCare employees continued to participate in the legacy plans of their respective entity. During fiscal 2007, these plans will be merged into the PolyMedica Corporation 401(k) Plan and Trust.
R. Segment Information:
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In the quarter ended September 30, 2005, we changed the titles of our existing reportable segments from Liberty Diabetes and Pharmaceuticals to Diabetes and Pharmacy, respectively. As of March 31, 2006, the assets of our Liberty Healthcare Group reporting unit, previously reported in our Diabetes segment have been reclassified to Corporate Headquarters as these assets provide benefits to both reportable segments. The reporting units within each reporting segment have not changed, with the exception of NDP, acquired on August 26, 2005 and IntelliCare, acquired on October 28, 2005, which we added to our Diabetes segment. Our segments are as follows:
     Diabetes — Through our Diabetes segment, we primarily provide diabetes testing supplies and related products to patients suffering from diabetes and related chronic diseases. We offer a wide array of diabetes supplies from a broad range of manufacturers. We additionally provide healthcare communication services and technology that enhance patient care communications by offering

PolyMedica Corporation
Notes to Consolidated Financial Statements
medical call and contact center services and technology solutions focused on electronic patient relationship management.
     Pharmacy — Through our Pharmacy segment, we provide prescription medications primarily to existing Diabetes patients and their spouses.
     During the fiscal year ended March 31, 2006, the selling, general and administrative resources of the Diabetes and Pharmacy segments were combined to achieve economies across our businesses. Management evaluates the segments based on revenue and gross margin, separately evaluating the selling, general and administrative expenses in total. We no longer allocate the selling, general and administrative expenses incurred by PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. to our reportable segments. Segment assets belonging to PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. which included $9.10 million and $79.05 million of cash, cash equivalents and marketable securities as of March 31, 2006 and 2005, respectively, are not allocated as they are considered separately for management evaluation purposes.
     As a result of the shared services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. We do not organize our units geographically, as our products are sold throughout the United States only. There are no intersegment sales for the periods presented. Information concerning the operations in these reportable segments is as follows:

	Fiscal Year Ended March 31,
(In thousands)	2006	2005	2004

Net revenues:

Diabetes	$399,460	$315,019	$283,289

Pharmacy	92,055	64,839	41,748

Total	$491,515	$379,858	$325,037

Gross Margin:

Diabetes	$230,282	$192,574	$172,847

Pharmacy	29,366	20,059	13,129

Total	$259,648	$212,633	$185,976

Reconciliation of segment gross margin to income from continuing operations before income taxes:
Diabetes gross margin	$230,282	$192,574	$172,847

Pharmacy gross margin	29,366	20,059	13,129

Selling, general and administrative expenses	(197,365)	(159,348)	(138,307)

Other income and expense	(3,909)	1,196	424

Settlement accrual adjustments	—	(29,987)	(2,690)

Income from continuing operations before income taxes	$58,374	$24,494	$45,403

PolyMedica Corporation
Notes to Consolidated Financial Statements

	March 31, 2006	March 31, 2005
Segment assets:

Diabetes	$365,546	$221,832

Pharmacy	18,279	17,234

Corporate Headquarters and Liberty Healthcare Group, Inc.	45,492	115,030

Discontinued operations	—	14,967

Total	$429,317	$369,063

S. Interim Information (unaudited):
     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation.

(In thousands, except per share data)	Year Ended March 31, 2006
	Qtr. 1	Qtr. 2		Qtr. 3	Qtr. 4

Net revenues	$102,528	$116,427		$131,931	$140,629

Gross margin	57,454	62,974		68,932	70,288

Income from continuing operations	9,949	10,066		9,614	7,753

Income from continuing operations per weighted average share, basic	$0.36	$0.41		$0.40	$0.34

Income from continuing operations per weighted average share, diluted	$0.35	$0.40		$0.40	$0.33

Net income	12,160	31,495	(1)	9,878	6,865

Net income per weighted average share, basic	$0.43	$1.29		$0.41	$0.30

Net income per weighted average share, diluted	$0.43	$1.26		$0.41	$0.29

(In thousands, except per share data)	Year Ended March 31, 2005
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Net revenues	$91,556	$92,096	$95,864	$100,342

Gross margin	51,586	51,678	53,559	55,810

Income from continuing operations	9,211	(11,777)	9,242	9,477

Income from continuing operations per weighted average share, basic	$0.34	$(0.43)	$0.33	$0.34

Income from continuing operations per weighted average share, diluted	$0.33	$(0.43)	$0.33	$0.33

Net income	13,773	(7,147)	14,097	11,711

Net income per weighted average share, basic	$0.51	$(0.26)	$0.51	$0.42

Net income per weighted average share, diluted	$0.50	$(0.26)	$0.50	$0.41

PolyMedica Corporation
Notes to Consolidated Financial Statements
     (1) In the process of preparing our year end financial statements, the Company identified an error in the calculation of the gain on the sale of the Women’s Health Products Division as disclosed in discontinued operations in the Company’s 10-Q for the periods ended September 30, 2005 and December 31, 2005. The adjustment related to the elimination of the Women’s Health Products Division’s equity accounts that had not been properly reflected in the calculation as of September 30, 2005, for which we have now adjusted quarterly results in the table above by $2.44 million. This adjustment did not impact revenues, income from operations, or earnings per share from continuing operations. The following tables present as reported and restated amounts related to the $2.44 million adjustment to the gain recognized on the sale of the Women’s Health Products Division.
     Consolidated Balance Sheet:

	As Reported	As Restated	As Reported	As Restated
	Sept. 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Dec. 31, 2005
Accrued expenses	$30,394	$28,704	$30,788	$29,098
Current liabilities	72,546	70,856	64,841	63,151
Total liabilities	242,466	240,776	265,241	263,551
Total shareholders’ equity	$188,570	$190,260	$155,210	$156,900
     Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	Sept. 30, 2005		Sept. 30, 2005
	As Reported	As Restated	As Reported	As Restated
Gain on disposal of discontinued operations, net of income taxes	$22,243	$19,803	$22,243	$19,803
Income taxes on gain on disposal of discontinued operations	$15,379	$13,689	$15,379	$13,689
Income from discontinued operations, net of income taxes	$23,869	$21,429	$26,080	$23,640

Net Income	$33,935	$31,495	$46,095	$43,655
Gain on disposal of discontinued operations per weighted average share, basic	$0.91	$0.81	$0.85	$0.75

Net income per weighted average share, basic	$1.39	$1.29	$1.76	$1.66
Gain on disposal of discontinued operations per weighted average share, diluted	$0.89	$0.79	$0.83	$0.74
Net income per weighted average share, diluted	$1.36	$1.26	$1.72	$1.63

	Nine Months Ended
	Dec. 31, 2005
	As Reported	As Restated
Income from discontinued operations, net of income taxes	$26,344	$23,904

Net Income	$55,973	$53,533

Income from discontinued operations per weighted average share, basic	$1.04	$0.95

Net income per weighted average share, basic	$2.20	$2.11

Income from discontinued operations per weighted average share, diluted	$1.02	$0.93

Net income per weighted average share, diluted	$2.16	$2.07

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Consolidated Statements of Cash Flows:

	Six Months Ended
	Sept. 30, 2005
	As Reported	As Restated
Net income	$46,095	$43,655
Gain on disposal of discontinued operations	$(22,243)	$(19,803)

	Nine Months Ended
	Dec. 31, 2005
	As Reported	As Restated
Net income	$55,973	$53,533
Income from discontinued operations	$(26,344)	$(23,904)
     In the second quarter of fiscal 2005, we recorded a $29.99 million settlement charge in connection with the settlement of the U.S. Attorney’s Office investigation of Liberty and Liberty Home Pharmacy, the sole division in our Liberty Respiratory segment which was sold in March 2006. See Note I, “Accrued Expenses,” for further detail.
T. Related Party Transactions:
     There were no significant related party transactions during the fiscal years ended March 31, 2006, 2005 and 2004.
U. Subsequent Events:
     Cash Dividend
     On May 18, 2006, we paid a $0.15 per share cash dividend on 23,327,762 common shares outstanding for a total payment of $3.50 million to our common shareholders of record as of the close of business on May 11, 2006.
     Credit Facility
     In April 2006, we increased the amount available under our five-year revolving credit facility from $217.5 million to $250 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
     (1) Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Management concluded that the error identified in the calculation of the gain on the sale of the Women’s Health Products Division as described in Note S to the consolidated financial statements individually or in the aggregate did not constitute a material weakness that would render the Company’s disclosure controls and procedures and internal control over financial reporting ineffective. In this regard, management reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99 “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5f, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and took into consideration (i) that the restatement adjustment did not have a material effect on the financial statements of any prior interim or annual periods taken as a whole; (ii) that the cumulative effect of the restatement adjustment on shareholders’ equity was not material to the financial statements of any prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative effect of the adjustment would have been material to the fourth quarter fiscal 2006 net income.
     (2) Internal Control over Financial Reporting
          Management’s Report on Internal Control over Financial Reporting
     The management of PolyMedica is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, PolyMedica’s principal executive and principal financial officers and effected by PolyMedica’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
     PolyMedica’s internal control over financial reporting was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting, no matter how well designed, has inherent limitations which may not prevent or detect misstatements. Therefore, even those internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     PolyMedica’s management assessed the effectiveness of PolyMedica’s internal control over financial reporting as of March 31, 2006. In making this assessment, PolyMedica’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment, PolyMedica’s management determined that, as of March 31, 2006, PolyMedica’s internal control over financial reporting is effective based on those criteria.

     Management excluded NDP and IntelliCare from its assessment of internal control over financial reporting as of March 31, 2006 because Polymedica acquired these companies in a purchase business combination during our 2006 fiscal year. NDP and IntelliCare are wholly owned subsidiaries whose total assets represent 16.6% and 4.4% respectively, and whose total revenues represent 9.5% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.
     PolyMedica’s Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, has audited our assessment of PolyMedica’s internal control over financial reporting and the effectiveness of internal control over financial reporting as of March 31, 2006 as stated in their report included herein under Item 8.
     (3) Changes in Internal Control over Financial Reporting
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Certain information required by this Item is contained in the proxy statement for PolyMedica’s Annual Meeting of Shareholders to be held on September 19, 2006 (“the 2006 Proxy Statement”) under the caption “Item One — Election of Directors,” and is incorporated herein by reference. Information required by this Item relating to certain filings on Forms 3, 4 and 5 is contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K is contained in our 2006 Proxy Statement under the caption (“Corporate Governance,”) and is incorporated herein by reference. We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website, www.polymedica.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is contained in the 2006 Proxy Statement under the captions “Directors’ Compensation,” “Compensation of Executive Officers,” “Employment Agreements,” “Termination of Employment Agreements,” “Deferred Compensation Plan,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The information required by Items 402(k) and 402(l) of Regulation S-K is not incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The information required by this Item is contained in the 2006 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is contained in the 2006 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is contained in the 2006 Proxy Statement under the caption “Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	CONSOLIDATED FINANCIAL STATEMENTS

		The consolidated financial statements listed in the index to consolidated financial statements under Item 8 are filed as part of this report.

	2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

		The following consolidated financial statement schedule is included in Item 15(d):

		Schedule II — Valuation and Qualifying Accounts

		Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

	3.	LISTING OF EXHIBITS

		The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 80 of this report.

ITEM 15(d). FINANCIAL STATEMENT SCHEDULE
POLYMEDICA CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Accounts Receivable Valuation Reserves
(in thousands)
		Valuation Reserves		Write-offs	Write-offs
	Beginning	of Businesses	Provision for	of Current	of Prior	Ending
Description	Balance	Acquired	Current Year	Year Sales	Period Sales	Balance

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$16,636	$961	$22,907	$(3,551)	$(15,785)	$21,168
Sales return and other sales allowances	$9,191	$100	$16,532	$(10,099)	$(8,723)	$7,001

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,050		$20,987	$(3,123)	$(21,278)	$16,636
Sales return and other sales allowances	$9,141		$16,753	$(11,044)	$(5,659)	$9,191

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$17,526		$22,885	$(2,493)	$(17,868)	$20,050
Sales return and other sales allowances	$4,619		$19,025	$(10,688)	$(3,815)	$9,141
     The following provisions relate to discontinued operations of our Liberty Respiratory segment:

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$2,823
Sales return and other sales allowances	$817

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$2,573
Sales return and other sales allowances	$2,085

Fiscal year ended March 31, 2004:
Allowance for doubtful accounts	$3,936
Sales return and other sales allowances	$3,648

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2006	PolyMedica Corporation
	By:	/s/ Patrick T. Ryan
Patrick T. Ryan
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 9, 2006	/s/ Patrick T. Ryan
Patrick T. Ryan
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 9, 2006	/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 9, 2006	/s/ Thomas O. Pyle
Thomas O. Pyle
Chairman of the Board

Dated: June 9, 2006	/s/ Samuel L. Shanaman
Samuel L. Shanaman
Director

Dated: June 9, 2006	/s/ Frank W. LoGerfo
Frank W. LoGerfo
Director

Dated: June 9, 2006	/s/ Daniel S. Bernstein
Daniel S. Bernstein
Director

Dated: June 9, 2006	/s/ Marcia J. Hooper
Marcia J. Hooper
Director

Dated: June 9, 2006	/s/ Edward A. Burkhardt
Edward A. Burkhardt
Director

Dated: June 9, 2006	/s/ Walter R. Maupay, Jr.
Walter R. Maupay, Jr.
Director

Dated: June 9, 2006	/s/ William C. Van Faasen
William C. Van Faasen
Director

Dated: June 9, 2006	/s/ James J. Mahoney, Jr.
James J. Mahoney, Jr.
Director

Dated: June 9, 2006	/s/ Alan D. Solomont
Alan D. Solomont
Director

Exhibit Index
The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3.1	-	Restated Articles of Organization of the Company, as amended. (11)
3.2	-	Restated By-Laws of the Company. (15)
4.1	-	Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)
4.2	-	Rights Agreement, between PolyMedica Corporation and Equiserve Trust Company, dated September 13, 2002. (14)
4.3	-	First Amendment to Rights Agreement between PolyMedica Corporation and Equiserve Trust Company dated August 1, 2005. (25)
10.1	-	1990 Stock Option Plan, as amended. (2) †
10.2	-	1992 Directors’ Stock Option Plan, as amended. (3) †
10.3	-	2000 Stock Incentive Plan, as amended at our Annual Meeting of Stockholders on September 23, 2005. (26) †
10.4	-	Employment Agreement by and between the Company and Patrick T. Ryan dated October 14, 2005. (27) †
10.5	-	Settlement Agreement by and between the Company and the United States Department of Justice dated November 3, 2004. (21)
10.6	-	Corporate Integrity Agreement by and between the Company and the Office of Inspector General of the Department of Health and Human Services dated November 3, 2004. (21)
10.7	-	Executive Savings Plan effective January 1, 2005. (22) †
10.8	-	Employment Agreement by and between the Company and Keith W. Jones dated March 9, 2006. (31) †
10.9	-	Form of option agreement for issuances from the Company’s 2000 Stock Incentive Plan. (28) †
10.10	-	Form of restricted stock agreement for issuances from the Company’s 2000 Stock Incentive Plan. (28) †
10.11	-	Equity Purchase Agreement by and between the company and National Diabetic Pharmacies, LLC dated August 5, 2005. (28)
10.12	-	Credit Agreement entered into by and between the Company and Bank of America, N.A. and several lenders, dated April 12, 2005. (24)
10.13	-	Supplement and Amendment to Credit Agreement entered into by and between the Company and Bank of America, N.A. and several lenders, dated May 25, 2005. (24)
10.14	-	Amendment and Limited Waiver No. 2 executed into and by and between the Company and Bank of America, N.A. and several lenders, effective November 30, 2005. (29)
10.15	-	Credit Agreement Supplement and Amendment No. 3 entered into by and between the Company and Bank of America, N.A. and several lenders, dated March 30, 2006. (32)
10.16	-	Employment Agreement by and between the Company and Stephen C. Farrell dated February 13, 2006. (30) †
10.17	-	Employment Agreement by and between the Company and Devin J. Anderson dated February 13, 2006. (30) †
21.1	-	Subsidiaries of the Company. *
23.1	-	Consent of PricewaterhouseCoopers LLP. *
31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

1	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45425).

2	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

3	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994 (Commission File No. 0-19842).

4	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 13, 1992 (Commission File No. 0-19842).

5	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996 (Commission File No. 0-19842).

6	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997 (Commission File No. 0-19842).

7	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97872).

8	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998 (Commission File No. 0-19842).

9	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

11	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

12	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

13	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

14	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 12, 2002.

15	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed as of June 30, 2003.

16	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed as of August 19, 2003.

17	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of February 14, 2004.

18	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed as of June 14, 2004.

19	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 1, 2004.

20	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 26, 2004.

21	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of November 8, 2004.

22	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of December 17, 2004.

23	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of April 18, 2005.

24	Incorporated herein by reference to the Company’s Tender Offer Statement on Schedule TO, filed as of May 26, 2005.

25	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of August 4, 2005.

26	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of September 29, 2005.

27	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 20, 2005.

28	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed November 4, 2005.

29	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of December 5, 2005.

30	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed as of February 17, 2006.

31	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of March 15, 2006.

32	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of April 6, 2006.