Form 10-Q
period 2006-06-30
POLYMEDICA CORP
filed 2006-08-04
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 0-19842
PolyMedica Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-3033368

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Edgewater Drive, Suite 360, Wakefield, Massachusetts	01880

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(781)486-8111

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     As of August 3, 2006, there were 23,129,187 shares of the registrant’s Common Stock outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,588	$9,101
Accounts receivable (net of allowances of $31,332 and $28,169 as of June 30 and March 31, 2006, respectively)	99,803	104,013
Inventories	33,435	34,467
Deferred income taxes	4,334	4,334
Income tax receivable	2,433	6,662
Prepaid expenses and other current assets	11,226	9,896

Total current assets	153,819	168,473

Property, plant and equipment, net	62,592	64,678
Goodwill	64,508	64,488
Intangible assets, net	35,972	27,228
Direct-response advertising, net	95,407	91,653
Notes receivable	9,579	9,548
Other assets	3,096	3,249

Total assets	$424,973	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,412	$26,363
Accrued expenses	17,129	20,652
Current portion, capital lease obligations	587	596

Total current liabilities	47,128	47,611

Capital lease, note payable and other obligations	974	1,144
Credit facility	180,000	190,000
Deferred income taxes	30,311	31,411

Total liabilities	258,413	270,166

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 23,124,799 and 23,050,924 shares issued as of June 30 and March 31, 2006	231	230
Additional paid-in capital	147,462	142,468
Retained earnings	18,867	16,453

Total shareholders’ equity	166,560	159,151

Total liabilities and shareholders’ equity	$424,973	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2006	2005
Net revenues	$155,889	$102,528

Cost of sales	83,556	45,074

Gross margin	72,333	57,454

Selling, general and administrative expenses	60,264	42,037

Income from continuing operations	12,069	15,417

Other income and expense:
Investment income	340	481
Interest and other expense	(3,097)	(168)

	(2,757)	313

Income from continuing operations before income taxes	9,312	15,730
Income tax provision	3,399	5,781

Income from continuing operations, net of income taxes	5,913	9,949

Discontinued operations, net of income taxes	—	2,211

Net income	$5,913	$12,160

Income from continuing operations per weighted average share, basic	$0.26	$0.36
Income from discontinued operations per weighted average share, basic	—	0.07

Net income per weighted average share, basic	$0.26	$0.43

Income from continuing operations per weighted average share, diluted	$0.25	$0.35
Income from discontinued operations per weighted average share, diluted	—	0.08

Net income per weighted average share, diluted	$0.25	$0.43

Cash dividend per share	$0.15	$0.15

Weighted average shares, basic	23,111	27,975
Weighted average shares, diluted	23,538	28,443
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$5,913	$12,160
Income from discontinued operations	—	(2,211)
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	4,881	3,229
Amortization of direct-response advertising	11,642	9,931
Direct-response advertising expenditures	(15,396)	(15,267)
Provision for bad debts	5,397	4,572
Provision for sales allowances/returns	3,390	3,746
Stock-based compensation expense	3,014	171
Deferred income taxes	(1,100)	—
(Gain)/loss on sale of equipment	16	(178)
Loss on impairment of direct-response advertising	—	58
Imputed interest on note payable	—	46
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
Accounts receivable	(4,723)	(10,465)
Income tax receivable	4,229	1,085
Inventories	1,032	(3,218)
Prepaid expenses and other assets	(1,257)	(761)
Accounts payable	3,049	5,665
Accrued expenses and other liabilities	(3,522)	3,127

Net cash flows provided by continuing operations	16,565	11,690
Net cash flows provided by discontinued operations	204	5,259

Net cash flows provided by operating activities	16,769	16,949

Investing activities:
Purchase of marketable securities	—	(2,297)
Proceeds from maturing marketable securities	—	8,688
Purchase of property, plant and equipment	(444)	(1,714)
Purchase of patient lists	(11,169)	—
Proceeds from sale of equipment	—	545

Net cash flows (used for) provided by continuing operations	(11,613)	5,222
Net cash flows used for discontinued operations	—	(90)

Net cash flows (used for) provided by investing activities	(11,613)	5,132

Financing activities:
Proceeds from issuance of common and restricted stock	1,981	2,508
Payment of credit facility obligation	(10,000)	—
Payment of costs for stock repurchase	—	(1,009)
Payment of dividends declared on common stock	(3,499)	(4,194)
Payment of debt issuance costs	—	(1,155)
Payment of capital lease obligations	(151)	(136)

Net cash flows used for financing activities	(11,669)	(3,986)

	Three Months Ended
	June 30,
	2006	2005
Net change in cash and cash equivalents	(6,513)	18,095

Cash and cash equivalents at beginning of period	9,101	72,246

Cash and cash equivalents at end of period	$2,588	$90,341

Supplemental disclosure of cash flow information:
Disposal of equipment	$336	$427
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1.	Basis of Presentation
     Company
     PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in March 2006, sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for historical periods.
     We market our diabetes products directly to consumers and healthcare professionals primarily through targeted media, direct-response television advertising and to managed care organizations through an internal sales force. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular seniors, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2006 and 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2006 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2006. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.
2.	Accounts receivable and revenue
     Approximately $74.88 million and $62.86 million, or 48.0% and 61.3% of consolidated net revenues from continuing operations for the three months ended June 30, 2006 and 2005, respectively, were reimbursable under Medicare programs for products provided to Medicare beneficiaries.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns,

PolyMedica Corporation
Notes to Consolidated Financial Statements
and other sales allowances. As of June 30 and March 31, 2006, accounts receivable allowances were $31.33 million and $28.17 million, respectively, or 23.9% and 21.3% of gross accounts receivable, respectively.
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. During the three months ended June 30, 2006 and 2005, we provided for allowances for doubtful accounts at a rate of approximately 3.5% and 4.5% of net revenues, respectively. The decrease in the provision for doubtful accounts as a percentage of net revenues this quarter was primarily attributable to the increase in revenue generated from commercial parties from whom we experience better collection rates.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended June 30, 2006 and 2005, we provided for sales allowances at a rate of approximately 2.1% and 3.5% of gross revenues, respectively. The decrease in sales returns and allowances as a percentage of gross revenues this quarter was primarily attributable to increased revenue generated from commercial parties and revenue growth from our Pharmacy segment, which generate lower rates of sales returns and allowances.
3.	Inventories
     Inventories totaling $33.43 million and $34.47 million as of June 30 and March 31, 2006, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of June 30 and March 31, 2006, is $3.98 million and $4.77 million, respectively, of inventory shipped to patients for which we have received an order, but have not yet received and verified the required documentation to recognize revenue and bill Medicare, other government agencies, third-party payers and patients.
4.	Direct-Response Advertising
     We recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2006	2005
Capitalized direct-response advertising additions	$15,396	$15,267
Direct-response advertising amortization	(11,642)	(9,931)
Impairment of direct-response advertising	—	(58)

Increase in direct-response advertising asset, net	3,754	5,278
Beginning direct-response advertising asset, net	91,653	78,499

Ending direct-response advertising asset, net	$95,407	$83,777

PolyMedica Corporation
Notes to Consolidated Financial Statements
5.	Goodwill and Other Intangible Assets
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of June 30 and March 31, 2006, by reportable segment, were as follows:

	June 30,	March 31,
(in thousands)	2006	2006
Goodwill:
Diabetes	$64,508	$64,488

Intangible assets:
Diabetes patient lists	$41,605	$30,436
Diabetes managed care and other contracts	8,341	8,341
Accumulated amortization	(13,974)	(11,549)

Total consolidated intangible assets, net	$35,972	$27,228

     We purchased $11.17 million of patient lists in the three months ended June 30, 2006. Intangible assets, all of which are subject to amortization, consist of the following:

(in thousands)	June 30, 2006				March 31, 2006
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Years	Amount	Amortization	Value	Amount	Amortization	Value
Patient lists	4	$41,605	$(12,944)	$28,661	$30,436	(10,847)	$19,589

Other contracts	2-9	8,133	(947)	7,186	8,133	(649)	7,484

Covenants not to compete	< 1	208	(83)	125	208	(53)	155

Total		$49,946	$(13,974)	$35,972	$38,777	$(11,549)	$27,228

     Amortization expense for intangible assets was approximately $2.42 million and $1.35 million for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, amortization expense on existing intangible assets for the next five fiscal years and beyond is as follows (table in thousands):

Remainder of fiscal year 2007	$8,711
Fiscal year 2008	10,430
Fiscal year 2009	8,713
Fiscal year 2010	4,916
2011 and thereafter	3,202
Total	$35,972

PolyMedica Corporation
Notes to Consolidated Financial Statements
6.	Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2006	2006
Compensation and benefits	$7,260	$8,270

Inventory receipts	1,572	2,791

Other	8,297	9,591

	$17,129	$20,652

     As of June 30 and March 31, 2006, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments.
     Inventory purchases received but not invoiced in the first quarter of fiscal 2007, accounted for $1.57 million of total accrued expenses as of June 30, 2006, a $1.22 million decrease from the March 31, 2006 balance, due to the timing of purchases placed.
     Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and marketing, outside consulting, and interest owed on outstanding borrowings from our Credit Facility.
7.	Commitments and Contingencies
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
Commitments
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating leases, capital leases, and other commitments, and our off-balance sheet arrangements. There were no material developments during the three months ended June 30, 2006.
8.	Note Payable and Credit Facility
Note payable
     In connection with the purchase of the assets of National Diabetic Assistance Corporation in January 2005, we issued a note payable of $2.25 million with a net present value of $2.03 million. In the quarter ended June 30, 2005, approximately $46,000 of imputed interest expense was recorded. We repaid the $2.25 million note payable in the fiscal year ended March 31, 2006.
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A., (“Bank of America”) as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in March 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of June 30 and March 31, 2006, we had $180 and $190 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate was 6.5% for the quarter ended June 30, 2006. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
9. Segment Information
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In the quarter ended September 30, 2005, we

PolyMedica Corporation
Notes to Consolidated Financial Statements
changed the titles of our existing reportable segments from Liberty Diabetes and Pharmaceuticals to Diabetes and Pharmacy, respectively. As of March 31, 2006, the assets of our Liberty Healthcare Group reporting unit, previously reported in our Diabetes segment have been reclassified to Corporate Headquarters as these assets provide benefits to both reportable segments. The reporting units within each reporting segment have not changed, with the exception of National Diabetic Pharmacy (“NDP”) acquired on August 26, 2005 and IntelliCare, Inc. (“Intellicare”) acquired on October 28, 2005, which we added to our Diabetes segment. Our segments are as follows:
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
     During the fiscal year ended March 31, 2006, the selling, general and administrative resources of the Diabetes and Pharmacy segments were combined to achieve economies across our businesses. Management evaluates the segments based on revenue and gross margin, separately evaluating the selling, general and administrative expenses in total. We no longer allocate the selling, general and administrative expenses incurred by PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. to our reportable segments. Segment assets belonging to PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. which included $2.59 million and $9.10 million of cash and cash equivalents as of June 30 and March 31, 2006, respectively, are considered separate from our reportable segments for management evaluation purposes.
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

	Three Months Ended June 30,
(in thousands)	2006	2005
Net revenues:
Diabetes	$113,783	$83,170
Pharmacy	42,106	19,358

Total	$155,889	$102,528

Gross margin:
Diabetes	$63,605	$50,973
Pharmacy	8,728	6,481

Total	$72,333	$57,454

Reconciliation of segment gross margin to income from continuing operations before income taxes:
Diabetes gross margin	$63,605	$50,973
Pharmacy gross margin	8,728	6,481
Selling, general and administrative expenses	(60,264)	(42,037)
Other income and expense	(2,757)	313

Income from continuing operations before income taxes	$9,312	$15,730

PolyMedica Corporation
Notes to Consolidated Financial Statements

	June 30,	March 31,
	2006	2006
Segment assets:
Diabetes	$359,947	$365,546
Pharmacy	27,479	18,279
Corporate Headquarters and Liberty Healthcare Group, Inc.	37,547	45,492

Total	$424,973	$429,317

10. Shareholders’ Equity
     For the three months ended June 30, 2006, changes to stockholders’ equity consisted of the following activity:

Net income	$5,913
Proceeds from the exercise of stock options	1,981
Stock-based compensation	3,014
Dividends paid	(3,499)

$7,409

     In the quarter ended June 30, 2006, we paid a $0.15 per share cash dividend on 23,327,762 common shares outstanding for a total payment of $3.50 million to our common shareholders of record as of the close of business on May 11, 2006.
11.	Stock-Based Compensation
     PolyMedica has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock awards, including restricted stock and stock options, as determined by the Company’s Board of Directors or its Compensation Committee. Generally, restricted stock awards and stock options granted to employees are subject to four year vesting terms, assuming continued employment with the Company, with zero to one year vesting terms for awards granted to members of our Board of Directors. Generally, stock options are awarded with an expiration period of ten years. For restricted stock awards granted, PolyMedica retains the right to repurchase any unvested shares at par value upon termination of employment. Upon a change in control of the Company, all options held by certain employees, regardless of grant date, become immediately exercisable and restricted stock awards granted to such employees cease to be subject to restrictions and the Company’s repurchase rights. Nonqualified and incentive options are granted at fair market value on the date of grant.
     We also allow employees who have been employed by PolyMedica for six months or more prior to the beginning of an option period, to enroll in our Employee Stock Purchase Plans (“the ESPP Plans”). The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period. The ESPP Plans, as currently structured, are considered compensatory under the requirements of SFAS No. 123(R), “Share-Based Payment.”
     Effective April 1, 2006, PolyMedica adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Prior to April 1, 2006, we accounted for share-based compensation to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We elected to employ the modified prospective transition method as provided by SFAS No. 123(R).

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Under this transition method, the compensation cost recognized beginning April 1, 2006 includes compensation cost for (i) all share-based awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based awards granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recognized ratably over the requisite vesting period. Prior period amounts have not been restated for the adoption of SFAS No. 123(R).
     The total stock-based compensation of $3.01 million, including restricted stock awards, recorded during the three months ended June 30, 2006 upon the adoption of SFAS No. 123(R) on April 1, 2006, has been included in the statement of operations within selling, general and administrative expenses thereby reducing income from continuing operations by $3.01 million and net income by $1.91 million or $0.08 per diluted weighted average share. Stock-based compensation expense recognized in the first quarter of fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.
     Stock Options - The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the Company’s stock. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
     The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended,
	June 30,	June 30,
	2006	2005
Dividend yield	1.46%	1.73%

Expected volatility	35.18%	46.62%

Risk-free interest rate	4.89%	3.78%

Expected life.	3.75	3.75
     We expect that our volatility and expected life assumptions in the remainder of fiscal 2007 will be comparable to our first quarter estimates.

	Three months ended
	June 30,	June 30,
	2006	2005
Weighted average fair value of options granted	$12.29	$12.17

Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	$10.15	$6.43

PolyMedica Corporation
Notes to Consolidated Financial Statements
     A summary of stock option activity as of June 30, 2006 and changes during the three months then ended is presented below:

				Weighted
		Weighted	Aggregate	Average Remaining
	Option	Average	Intrinsic Value	Contractual
	Shares	Option Price	(in thousands)	Term in Years
Outstanding as of March 31, 2006	3,188,358	$29.36		8.17

Granted	30,000	41.19
Exercised	(58,202)	27.17
Cancelled	(6,876)	34.86

Outstanding as of June 30, 2006	3,153,280	$29.50	$20,370	7.94

Vested and exercisable as of June 30, 2006	1,623,503	$25.67	$16,706	7.23

     The total intrinsic value of stock options exercised during the quarter ended June 30, 2006 and 2005 was approximately $951,000 and $3.42 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
     As of June 30, 2006, there was $17.92 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 2.7 years.
     Restricted Stock Awards — PolyMedica awards to a number of key employees and directors restricted company common stock. The vesting terms of the awards generally range from 1 to 4 years, assuming continued employment or service, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. The fair value of restricted stock awards is generally determined based on the number of shares granted and the market value of the Company’s shares on the grant date. During the quarter ended June 30, 2006, we granted 690 restricted shares at a weighted average fair value of $36.21 on the grant date.
     A summary of the status of our restricted stock as of June 30, 2006 and changes during the three months then ended are presented below:

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Non-vested as of March 31, 2006	206,313	$0.01	$34.51
Granted	690	$0.01	$36.21
Vested	(938)	$0.01	$32.26
Cancelled	—	—	—

Non-vested as of June 30, 2006	206,065	$0.01	$34.53

     The total fair value of shares vested during the quarter ended June 30, 2006 and 2005 was $600,000 and $171,000, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     In the quarter ended June 30, 2005, 137,500 restricted shares of common stock were granted at a fair value of $34.70 per share and a par value of $0.01 per share under restricted stock agreements.
     Of the total $3.01 million stock-based compensation expense recorded in the quarter ended June 30, 2006, compensation expense related to restricted stock grants totaled $600,000.
     As of June 30, 2006, there was $4.82 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.2 years.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the quarter ended June 30, 2005:

Three Months Ended
(in thousands, except per share data)	June 30, 2005
Net income	$12,160
Add back: Stock compensation costs, net of tax, on options and restricted stock granted below fair market value	108
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(1,601)

Adjusted net income	$10,667

Net income per weighted average share, basic, as reported	$0.43
Net income per weighted average share, diluted, as reported	$0.43
Adjusted net income per weighted average share, basic	$0.38
Adjusted net income per weighted average share, diluted	$0.38
12.	Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

(In thousands, except per share data)	Three Months Ended
	June 30, 2006	June 30, 2005
Income from continuing operations, net of income taxes	$5,913	$9,949

BASIC:
Weighted average common stock issued and outstanding, end of period	23,111	27,975
Income from continuing operations, net of income taxes, per weighted average share, basic	$0.26	$0.36

DILUTED:
Weighted average common stock issued and outstanding, end of period	23,111	27,975
Weighted average dilutive common stock equivalents	427	468

Weighted average common stock and dilutive common stock equivalents outstanding	23,538	28,443
Income from continuing operations, net of income taxes, per weighted average share, diluted	$0.25	$0.35

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Potentially Dilutive Stock Options
     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 73,500 and 1,002,050 outstanding options not included in the diluted earnings per share computation as of June 30, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the common shares.
13.	Comprehensive Income
     Our total comprehensive income approximates net income for the three months ended June 30, 2006 and 2005. Unrealized gains (losses) on investments were not material for any periods presented.
14.	New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.
15.	Subsequent Events
     On July 26, 2006, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on August 4, 2006, payable on August 15, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Future Operating Results
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed in Part II, Item 1A. — Risk Factors.
     In addition, any forward-looking statements represent our view only as of the day this Quarterly Report on Form 10-Q was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
Overview
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in March 2006, sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for historical periods.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of June 30, 2006, we served approximately 888,000 active diabetes patients, compared to approximately 717,000 active patients as of June 30, 2005. We meet the needs of our diabetes patients by:
-	providing mail order delivery of supplies directly to our patients’ homes;

-	billing Medicare, other government agencies and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

-	providing medical call and contact center services and 24-hour telephone support to patients;

-	providing technology solutions focused on electronic patient relationship management;

-	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.
     Sales from this segment represented 73.0% and 81.1% of total net revenues for the three months ended June 30, 2006 and 2005, respectively, making it our largest operating segment.
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
     The Medicare Modernization Act further established a program for competitive bidding for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which is currently expected to include certain diabetes testing supplies in certain areas of the United States referred to as Competitive Bid Areas (“CBAs”), beginning in calendar 2007. On May 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published the proposed rule for the DMEPOS competitive bidding program. This proposed rule would implement DMEPOS competitive bidding programs throughout the United States in accordance with sections 1847(a) and (b) of the Social Security Act. This program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups, under Part B of the Medicare program, by utilizing bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will exclusively furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that CMS identifies as having the highest potential for Medicare program savings, and based on the proposed rule will likely include diabetes testing supplies. CMS expects to phase in these programs over a number of years, with the initial phase occurring in up to ten of the largest metropolitan service areas (“MSAs”) in 2007 and 2008, an expansion in 2009 occurring in up to 80 large MSAs, and additional areas after 2009. CMS is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010, which may include diabetes testing supplies.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. As with our Diabetes segment, we provide mail order delivery directly to our patient’s homes and bill government programs and insurance companies directly on our patient’s behalf.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, reimbursement for sales to our patients was covered by FEP, other commercial insurance plans or patients paid at the time of purchase. Under Part D, coverage is now available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from active patients that currently order diabetes and pharmacy supplies from us. Many of our patients are covered by the Federal Employees Health Benefit Program (“FEP”). The FEP program comprised approximately 31% and 60% of the Pharmacy segment’s net revenues for the three months ended June 30, 2006 and 2005, respectively.
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
     While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising, stock-based compensation, goodwill and other intangible assets. Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of all critical accounting policies except for a description of our stock-based compensation critical accounting policy, set forth below, which was implemented upon our adoption of SFAS No. 123(R) on April 1, 2006, the beginning of our 2007 fiscal year.
     Stock-based compensation
     The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of PolyMedica stock. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures excluding identified unusual events or trends that are not expected to recur. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.
Seasonality
     We do not consider our business to be highly seasonal; however, we generate greater revenue growth from commercial party customers in the final quarter of the calendar year (our third fiscal quarter ending December 31) and less revenue in the quarter ending March 31, as a result of increased orders placed by commercial party customers in the December quarter in an effort to maximize their insurance benefits prior to the onset of deductibles commencing each January 1.
     In addition, advertising rates may fluctuate during the year, which may affect our acquisition of new patients. We may purchase less advertising when rates are higher, which generally occurs in November and December. As a result, our acquisition of new patients during this period is generally reduced and our net revenues may fluctuate accordingly.
Other
     We operate from distribution facilities located in Florida and Virginia with administrative and training facilities located in Maine, Texas, Missouri, Tennessee, and New York. Our corporate headquarters are based in Massachusetts.
     Virtually all of our product sales are denominated in U.S. dollars. Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
(in thousands)	2006		2005
	Net	% Net	Net	% Net
	Revenues	Revenues	Revenues	Revenues	$ Change	% Change
Net revenues:
Diabetes	$113,783	73.0%	$83,170	81.1%	$30,613	36.8%
Pharmacy	42,106	27.0	19,358	18.9	22,748	117.5

Total net revenues	$155,889	100.0%	$102,528	100.0%	$53,361	52.0%

     The increase in Diabetes net revenues was due primarily to the 23.8% net growth in our patient base, which grew to 888,000 active patients as of June 30, 2006, from approximately 717,000 as of June 30, 2005. In the twelve months since June 30, 2005, we added approximately 335,000 new patients from direct-response advertising, and patient list acquisitions, including approximately 113,000 added with the acquisition of NDP. The attrition of approximately 164,000 patients in the twelve months ended June 30, 2006, yielded net growth in the Diabetes patient base from the first quarter of fiscal 2006 through the first quarter of fiscal 2007 of approximately 171,000 patients or 23.8%. In addition, the average net revenue generated per shipment increased 6.7% in the quarter ended June 30, 2006, as compared with the prior year comparable period.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company achieved a 76.0% increase in shipped orders and a 23.6% increase in the average revenue per shipment in the three months ended June 30, 2006 as compared with last year’s June quarter.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
(in thousands)	2006		2005
	Gross	Gross	Gross	Gross
	Margin	Margin %	Margin	Margin %	$ Change	% Change
Gross margin:
Diabetes	$63,605	55.9%	$50,973	61.3%	$12,632	24.8%
Pharmacy	8,728	20.7	6,481	33.5	2,247	34.7

Total gross margin	$72,333	46.4%	$57,454	56.0%	$14,879	25.9%

     Gross margin in the first quarter of fiscal 2007 increased 25.9% to $72.33 million from $57.45 million for the same period last year. The $14.88 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Gross margin was 46.4% of net revenues compared with 56.0% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the increase in Pharmacy revenue and growth in commercial party revenue generated through the acquisition of NDP in fiscal 2006. Diabetes gross margin increased $12.63 million from last year due to the $30.61 million increase in Diabetes revenue and was 55.9% of net revenues in the first quarter of fiscal 2007 as compared with 61.3% of net revenues last year. Pharmacy gross margin increased $2.25 million from last year due to the $22.75 million in net revenues and was 20.7% of net revenues this quarter as compared with 33.5% of net revenues last year. The decrease in gross margin percentage in the Pharmacy segment was due to the growth in net revenues attributable to the Liberty Part D drug benefit program that generates a lower gross margin than the historical pharmacy business.
     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the three months ended June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
Employee compensation	$19,963	$14,744
Direct-response advertising amortization	11,642	9,931
Depreciation expense	2,456	1,880
Amortization of intangible assets	2,425	1,349
Provision for doubtful accounts	5,397	4,572
Stock-based compensation	3,014	171
Other	15,367	9,390

Selling, general and administrative expenses	$60,264	$42,037

Selling, general and administrative expenses as a percentage of net revenues	38.7%	41.0%

     The $18.23 million increase in selling, general and administrative expense from last year related to increased headcount and other costs to implement the Liberty Part D drug benefit program, the acquisitions of NDP, Intellicare and certain assets of seven diabetes companies since June 30, 2005, the growth of the diabetes business and the inclusion of stock-based compensation in the financial statements. Other selling, general and administrative expenses include such expenses as employee benefits, payroll taxes, legal expenses, audit fees, and outside consulting fees.
     Other Income and Expense
     The following table presents interest expense incurred in connection with debt borrowings for the periods presented and investment income earned on our cash, cash equivalents and deferred compensation plan balances .

	Three Months Ended June 30,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$340	$481	$(141)	(29.3)%
Interest expense	$3,097	$168	$2,929	1,743.5%
     The increase in interest expense incurred in the three months ended June 30, 2006, as compared with the three months ended June 30, 2005, related to interest incurred on outstanding borrowings under the Credit Facility. These borrowings were used to fund acquisitions and stock repurchases completed during the fiscal year ended March 31, 2006. During the quarter ended June 30, 2006, we repaid $10 million of borrowings from our Credit Facility.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
(in thousands)	2006	2005
Income tax provision	$3,399	$5,781
Effective tax rate	36.5%	36.8%

     The effective tax rates in the three months ended June 30, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$16,769	$16,949
Net cash provided by (used for) investing activities	(11,613)	5,132
Net cash used for financing activities	(11,669)	(3,986)

Net change in cash and cash equivalents	$(6,513)	$18,095

     Our cash and cash equivalents balance decreased $6.51 million from $9.10 million as of March 31, 2006 to $2.59 million as of June 30, 2006. This decrease was primarily due to $11.17 million of patient list acquisitions during the quarter ended June 30, 2006 and the repayment of $10 million of borrowings from our Credit Facility, offset by cash flow generated from operating activities of $16.77 million.
     The growth of our business is currently funded primarily through cash flow from operations and borrowings under our Credit Facility. For the quarter ended June 30, 2006, cash provided by operating activities was $16.77 million compared to $16.95 million in the year earlier period.
     Contributing to the improvement in operating cash flow was a 52.0% increase in net revenues from $102.53 million in the quarter ended June 30, 2005 to $155.89 million in the quarter ended June 30, 2006. Cash flow generated from this activity helped to purchase $15.40 million of direct-response advertising in the quarter ended June 30, 2006. We will continue to engage in a high level of television advertising throughout the remainder of fiscal 2007, which combined with our proactive approach and high level of service to existing patients, has resulted in solid revenue growth.
     Days sales outstanding for the quarter decreased nine days from 67 days in the quarter ended March 31, 2006, to 58 days in the quarter ended June 30, 2006. The decrease in days sales outstanding resulted from improvement in the collection of receivables on billings that had been negatively impacted by the document re-verification process that began in fiscal 2005 and was completed in fiscal 2006. Although we anticipate continued improvement in accounts receivable collections, the Centers for Medicare and Medicaid Services (CMS) has notified all providers that, as part of the Deficit Reduction Act of 2006, payments on claims will be suspended between September 22 — 30, 2006. Accordingly, we expect days sales outstanding for the fiscal second quarter ending September 30, 2006, to be adversely impacted by this hold on payments. Inventory days on hand as of June 30, 2006, decreased eight days to 36 days compared with 44 days on March 31, 2006.
     Net cash flows used for investing activities in the three months ended June 30, 2006 was $11.61 million, or a decrease of $16.75 million from the $5.13 million cash inflow reported in the year ago period. The decrease was primarily due to the acquisition of $11.17 million of patient lists completed during the quarter ended June 30, 2006, as compared with no patient list acquisitions completed during the quarter ended June 30, 2005. In addition, maturing marketable securities in the quarter ended June 30, 2005 provided $6.39 million in cash inflows.
     Net cash used for financing activities in the three months ended June 30, 2006 was $11.67 million, a decrease of $7.68 million, as compared with $3.99 million for the three months ended June 30, 2005. The decrease was primarily due to the $10 million repayment of amounts borrowed under our Credit Facility during the three months ended June 30, 2006, as compared with zero in the year earlier period.

     In April 2006, we increased the available funds under our revolving Credit Facility to $250 million from $217.5 million. As of June 30, 2006, we had $180.0 million outstanding on the Credit Facility that was used primarily to fund business acquisitions and stock repurchases during the fiscal year ended March 31, 2006. The available Credit Facility balance of $70 million will be available to fund acquisitions, stock repurchases, capital expenditures, and for other general corporate purposes.
     We believe that our ending cash and cash equivalents balance as of June 30, 2006 of approximately $2.59 million coupled with cash flow generated by operations and available Credit Facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future patient list acquisitions, and other investing and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available Credit Facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes and Pharmacy segments depend on the continued availability of Medicare reimbursement.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating lease, capital lease, and other commitments, and our off-balance sheet arrangements. There were no material developments during the three months ended June 30, 006.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for our quantitative and qualitative disclosure about market risk. There were no material developments regarding our assessment of these risks during the three months ended June 30, 2006.
Item 4. Controls and Procedures
(1)	Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2)	Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a complete description of our legal proceedings. There were no material developments regarding these legal proceedings during the three months ended June 30, 2006.
Item 1A. — Risk Factors
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
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Sales of a significant portion of our operating segments depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006 in Item 2 of Part I “Overview.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due to Medicare and others are probable and estimable.
The impact of Medicare Part D on the Pharmacy segment is unclear
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage. The program involves many challenges and we will continue to closely monitor the implementation of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the net revenue and earnings impact. While we are committed to investing in this long term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate and our ability to successfully adjudicate claims and order timing.
     In addition, we presently are a participating pharmacy in approximately 80% of the 2,172 prescription drug plans and the 36,348 Medicare Advantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D through Leader Drug Stores, Inc. While we believe the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans in the event we were no longer permitted to participate in this retail pharmacy network, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result. In addition, these individual contracts could be less profitable than our retail pharmacy contracts. Certain prescription drug plans have already excluded Liberty as a participating pharmacy in their plans which we believe is a violation of the “any willing pharmacy” provisions of the Medicare Modernization Act. We are presently working to resolve these issues.
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
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note 7, Commitments and Contingencies, for a more complete description of this claim.
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
Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of June 30, 2006 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.
The market price of our common stock may experience substantial fluctuations for reasons over which we have little control
     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:
-	fluctuations in our quarterly results;

-	announcements concerning us, our competitors, or manufacturers with whom we have relationships or the healthcare market;

-	overall volatility of the stock market;

-	changes in government regulations;

-	changes in the financial estimates we provide to the market or estimates by analysts; and

-	loss of key executives.
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
Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.
     As of June 30, 2006, we had $180 million in outstanding indebtedness and $70 million in additional borrowing capacity available to us under our revolving Credit Facility. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to make strategic acquisitions and capital and other expenditures.
     The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date.

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
-	diversion of the attention of senior management from important business matters;

-	amortization of substantial intangible assets;

-	difficulty in retaining key personnel of an acquired business;

-	lack of adequate internal control over financial reporting;

-	failure to assimilate operations of an acquired business;

-	possible operating losses and expenses of an acquired business;

-	exposure to legal claims for activities of an acquired business prior to acquisition; and

-	incurrence of debt and related interest expense.
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
Patrick T. Ryan President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 4, 2006

Exhibit Index

Exhibit
Number		Description
10.1	-	Form of Director Indemnification Agreement. (1)
10.2	-	Amendment No. 1 to Employment Agreement dated October 14, 2005 between Patrick T. Ryan and the Registrant dated July 25, 2006. (2)
10.4	-	Description of Executive Incentive Compensation Program.
31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	-	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 10, 2006.
(2)	-	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 31, 2006.