Form 10-Q
period 2006-09-30
POLYMEDICA CORP
filed 2006-11-08
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(781) 486-8111
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of November 7, 2006, there were 22,547,583 shares of the registrant’s Common Stock outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,436	$9,101
Accounts receivable (net of allowances of $29,353 and $28,169 as of September 30 and March 31, 2006, respectively)	106,609	104,013
Inventories	41,387	34,467
Deferred income taxes	4,334	4,334
Income tax receivable	—	6,662
Prepaid expenses and other current assets	13,125	9,896

Total current assets	172,891	168,473

Property, plant and equipment, net	64,577	64,678
Goodwill	64,598	64,488
Intangible assets, net	47,689	27,228
Direct-response advertising, net	97,270	91,653
Notes receivable	9,610	9,548
Other assets	9,052	3,249

Total assets	$465,687	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,988	$26,363
Accrued expenses	17,792	20,652
Current portion, capital lease obligations	561	596

Total current liabilities	50,341	47,611

Capital lease and other obligations	1,170	1,144
Credit facility	83,600	190,000
Convertible subordinated notes	180,000	—
Deferred income taxes	12,130	31,411

Total liabilities	327,241	270,166

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 22,533,232 and 23,050,924 shares issued as of September 30 and March 31, 2006	225	230
Additional paid-in capital	140,022	142,468
Retained earnings	(1,801)	16,453

Total shareholders’ equity	138,446	159,151

Total liabilities and shareholders’ equity	$465,687	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
		Sept. 30,		Sept. 30,
	Sept. 30,	2005	Sept. 30,	2005
	2006	As Restated	2006	As Restated
Net revenues	$164,110	$116,427	$319,999	$218,955

Cost of sales	88,152	53,453	171,708	98,527

Gross margin	75,958	62,974	148,291	120,428

Selling, general and administrative expenses	60,215	46,285	120,479	88,322

Income from continuing operations	15,743	16,689	27,812	32,106

Other income and expense:
Investment income	46	218	386	699
Interest and other expense	(3,260)	(1,106)	(6,357)	(1,274)

	(3,214)	(888)	(5,971)	(575)

Income from continuing operations before income taxes	12,529	15,801	21,841	31,531
Income tax provision	4,573	5,735	7,972	11,516

Income from continuing operations, net of income taxes	7,956	10,066	13,869	20,015

Discontinued operations, net of income taxes	—	21,429	—	23,640

Net income	$7,956	$31,495	$13,869	$43,655

Income from continuing operations per weighted average share, basic	$0.35	$0.41	$0.60	$0.76
Income from discontinued operations per weighted average share, basic	—	0.88	—	0.90

Net income per weighted average share, basic	$0.35	$1.29	$0.60	$1.66

Income from continuing operations per weighted average share, diluted	$0.34	$0.40	$0.59	$0.75
Income from discontinued operations per weighted average share, diluted	—	0.86	—	0.88

Net income per weighted average share, diluted	$0.34	$1.26	$0.59	$1.63

Cash dividend per share	$0.15	$0.15	$0.30	$0.30

Weighted average shares, basic	23,027	24,473	23,069	26,224
Weighted average shares, diluted	23,568	25,053	23,553	26,748
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
		2005
	2006	As Restated
Operating activities:
Net income	$13,869	$43,655
Income from discontinued operations	—	(23,640)
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	11,213	6,657
Amortization of direct-response advertising	23,695	20,418
Direct-response advertising expenditures	(29,312)	(29,612)
Provision for bad debts	11,329	9,525
Provision for sales allowances/returns	6,890	7,946
Stock-based compensation expense	5,953	579
Tax benefit from exercise of stock options	893	—
Deferred income taxes	(2,173)	—
(Gain)/loss on sale of equipment	29	(151)
Loss on impairment of direct-response advertising	—	382
Imputed interest on note payable	—	74
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
Accounts receivable	(20,815)	(24,165)
Income tax receivable	6,662	1,085
Inventories	(6,920)	(7,582)
Prepaid expenses and other assets	(3,101)	(2,848)
Accounts payable	5,625	19,443
Accrued expenses and other liabilities	(2,860)	(1,620)

Net cash flows provided by continuing operations	20,977	20,146
Net cash flows provided by discontinued operations	—	9,468

Net cash flows provided by operating activities	20,977	29,614

Investing activities:
Purchase of marketable securities	—	(2,288)
Proceeds from maturing marketable securities	—	9,092
Proceeds from sale of businesses	—	42,269
Purchase of business	—	(55,335)
Issuance of note receivable	—	(5,000)
Purchase of property, plant and equipment	(5,004)	(4,082)
Purchase of intangible assets	(26,598)	(5,210)
Proceeds from sale of equipment	—	545

Net cash flows used for continuing operations	(31,602)	(20,009)
Net cash flows used for discontinued operations	—	(101)

Net cash flows used for investing activities	(31,602)	(20,110)

Financing activities:
Proceeds from issuance of common and restricted stock	3,868	4,069
Proceeds from issuance of convertible subordinated notes	180,000	—
Proceeds from issuance of warrants	20,736	—
Purchase of convertible note hedge, net of fees	(47,004)	—
Net cash from line of credit	(106,400)	135,000
Repurchase of common stock	(29,624)	(150,000)
Payment of costs for stock repurchase	—	(1,233)

	Six Months Ended
	September 30,
		2005
	2006	As Restated
Payment of dividends declared on common stock	(6,999)	(7,833)
Payment of debt issuance costs	(5,812)	(1,155)
Excess tax benefit from exercise of stock options	495	—
Payment of capital lease obligations	(300)	(276)

Net cash flows provided by (used for) financing activities	8,960	(21,428)

Net change in cash and cash equivalents	(1,665)	(11,924)

Cash and cash equivalents at beginning of period	9,101	72,246

Cash and cash equivalents at end of period	$7,436	$60,322

Supplemental disclosure of cash flow information:
Disposal of equipment	$429	$1,844
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
     Company
     PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies and related products, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimens on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, and in March 2006, we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for historical periods.
     We market our diabetes products directly to consumers and healthcare professionals primarily through targeted media, direct-response television advertising and to managed care organizations through an internal sales force. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular, seniors, helping them to follow their doctors’ orders, obtain their medications and diabetes testing supplies and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2006 and 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2006 which are contained in our Annual Report on Form 10-K filed with the SEC on June 9, 2006 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed with the Securities and Exchange Commission (“SEC”) on August 4, 2006. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.
     In the process of preparing our financial statements for the period ended March 31, 2006, the Company identified an error in the calculation of the gain on the sale of the Women’s Health Products Division as disclosed in discontinued operations in the Company’s 10-Q for the periods ended September 30, 2005 and December 31, 2005. The adjustment related to the elimination of the Women’s Health Products Division’s equity accounts that had not been properly reflected in the calculation as of September 30, 2005, for which we have adjusted quarterly results for that

PolyMedica Corporation
Notes to Consolidated Financial Statements
period by $2.44 million. This adjustment did not impact revenues, income from operations, or earnings per share from continuing operations. The following table presents as reported and restated amounts related to the $2.44 million adjustment to the gain recognized on the sale of the Women’s Health Products Division.

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
2. Accounts receivable and revenue
     Approximately $76.76 million and $68.22 million, or 46.8% and 58.6% of consolidated net revenues from continuing operations for the three months ended September 30, 2006 and 2005, respectively, were reimbursable under Medicare programs for products provided to Medicare beneficiaries. Approximately $151.64 million and $131.08 million, or 47.4% and 59.9% of consolidated net revenues from continuing operations for the six months ended September 30, 2006 and 2005, respectively, were reimbursable under Medicare programs for products provided to Medicare beneficiaries. In the three and six months ended September 30, 2006 approximately $30.67 million and $55.80 million, or 18.7% and 17.4% of consolidated net revenues from continuing operations, respectively, were reimbursable under the Medicare Prescription Drug program (“Part D”). In the three and six months ended September 30, 2005, net revenues reimbursable under Part D represented less than 5% of net revenues from continuing operations.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of September 30 and March 31, 2006, accounts receivable allowances were $29.35 million and $28.17 million, respectively, or 21.6% and 21.3% of gross accounts receivable, respectively.
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. During the three months ended September 30, 2006 and 2005, we provided for allowances for doubtful accounts at a rate of approximately 3.5% and 4.3% of net revenues, respectively. The decrease in the provision for doubtful accounts as a percentage of net revenues this quarter was primarily attributable to the increase in revenue generated from commercial parties from whom we experience higher collection rates. During the six months ended September 30, 2006 and 2005, we provided for allowances for doubtful accounts at a rate of approximately 3.5% and 4.4% of net revenues, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of

PolyMedica Corporation
Notes to Consolidated Financial Statements
revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three and six months ended September 30, 2006, we provided for sales allowances at a rate of approximately 2.1% of gross revenues. During the three and six months ended September 30, 2005, we provided for sales allowances at a rate of approximately 3.5% of gross revenues. The decrease in sales returns and allowances as a percentage of gross revenues this quarter was primarily attributable to increased revenue generated from commercial parties and revenue growth from our Pharmacy segment, which generate lower rates of sales returns and allowances. Also contributing to the decline in sales returns and allowances as a percentage of gross revenues was the change, effective December 2005, to our return policy stipulating that diabetes supplies could only be returned within three months from the date of sale, as compared with six months from the date of sale previously.
3. Inventories
     Inventories totaling $41.39 million and $34.47 million as of September 30 and March 31, 2006, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of September 30 and March 31, 2006, is $2.65 million and $4.77 million, respectively, of inventory shipped to patients for which we have received an order, but have not yet received and verified the required documentation to recognize revenue and bill Medicare, other government agencies, third-party payers and patients.

PolyMedica Corporation
Notes to Consolidated Financial Statements
4. Direct-Response Advertising
     We recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Capitalized direct-response advertising additions	$13,916	$14,345	$29,312	$29,612
Direct-response advertising amortization	(12,053)	(10,487)	(23,695)	(20,418)

Impairment of direct-response advertising	—	(324)	—	(382)

Increase in direct-response advertising asset, net	1,863	3,534	5,617	8,812
Beginning direct-response advertising asset, net	95,407	83,777	91,653	78,499

Ending direct-response advertising asset, net	$97,270	$87,311	$97,270	$87,311

5. Goodwill and Other Intangible Assets
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of September 30 and March 31, 2006, by reportable segment, were as follows:

	September 30,	March 31,
(in thousands)	2006	2006
Goodwill:
Diabetes	$64,598	$64,488

Intangible assets:
Diabetes patient lists	$56,817	$30,436
Diabetes managed care and other contracts	8,558	8,341
Accumulated amortization	(17,686)	(11,549)

Total consolidated intangible assets, net	$47,689	$27,228

PolyMedica Corporation
Notes to Consolidated Financial Statements
     We purchased $26.60 million of intangible assets, largely customer lists, in the six months ended September 30, 2006. Intangible assets, all of which are subject to amortization, consist of the following:

		September 30, 2006			March 31, 2006
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Patient lists	4	$56,817	$(16,292)	$40,525	$30,436	(10,847)	$19,589

Other contracts	2-9	8,133	(1,244)	6,889	8,133	(649)	7,484

Covenants not to compete	< 1	425	(150)	275	208	(53)	155

Total		$65,375	$(17,686)	$47,689	$38,777	$(11,549)	$27,228

     Amortization expense for intangible assets was approximately $3.71 million and $1.52 million for the three months ended September 30, 2006 and 2005, respectively and approximately $6.14 million and $2.87 million for the six months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, amortization expense on existing intangible assets for the next five fiscal years and beyond is as follows (table in thousands):

Remainder of fiscal year 2007	$8,193
Fiscal year 2008	14,479
Fiscal year 2009	12,172
Fiscal year 2010	8,342
2011 and thereafter	4,503

Total	$47,689

6. Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	March 31,
(In thousands)	2006	2006
Compensation and benefits	$4,640	$8,270

Inventory receipts	2,746	2,791

Other	10,406	9,591

	$17,792	$20,652

     As of September 30 and March 31, 2006, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, severance accruals, and estimated bonus payments.
     Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and marketing, outside consulting, and interest owed on outstanding borrowings from our Credit Facility.
7. Credit Facility and Convertible Subordinated Notes
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in

PolyMedica Corporation
Notes to Consolidated Financial Statements
March and September 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of September 30 and March 31, 2006, we had $83.60 million and $190 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate for the three and six months ended September 30, 2006 was 6.9% and 6.7%, respectively. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
Convertible subordinated notes
     During September 2006, the Company issued in a private placement $180 million aggregate principal amount of convertible subordinated notes due September 15, 2011 (“Notes”). The Notes bear interest at 1.0% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes are our general, unsecured subordinated obligations and will be subordinated in right of payment to all of our existing and future senior debt, including debt under the Credit Facility. The Notes are also effectively subordinated in right of payment to all of our subsidiaries’ obligations (including secured and unsecured obligations) and are subordinated in right of payment to our secured obligations to the extent of the assets securing such obligation.
     The Notes are convertible into cash and, if applicable, shares of Common Stock, based on an initial conversion rate of 20.8756 shares of Common Stock per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $47.9028 per share and is subject to adjustment). Holders may surrender their Notes for conversion, prior to the close of business on April 15, 2011 under the following circumstances: (1) during any calendar quarter commencing after September 19, 2006 (and only during such calendar quarter), if the closing sale price of the Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the Notes on that last trading day (2) during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of the Common Stock on such date multiplied by the then current conversion rate, or (3) if we make certain significant distributions to holders of the Common Stock, we enter into specified corporate transactions or the Common Stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on a U.S. national or regional securities exchange or any similar U.S. system of automated securities price dissemination or traded in the over-the-counter market. Holders may also surrender their Notes for conversion after April 15, 2011 and prior to maturity regardless of whether any of the foregoing conditions have been satisfied.
     Upon conversion of the Notes, holders will receive cash and shares of the Common Stock, if any, based on a daily conversion value (as described in the indenture governing the Notes) calculated for each of the 25 trading days beginning on the third trading day immediately following the conversion date, except that for Notes surrendered for conversion after the thirtieth scheduled trading day prior to the maturity date and on or prior to the close of business on the business day immediately preceding maturity, holders will receive a cash payment equal to $1,000 on the maturity date and shares of our common stock, if any, calculated based on the 25 trading days beginning on the trading day following the maturity date. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to maturity, holders may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes repurchased plus accrued and unpaid interest.
     In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions with respect to its obligation to deliver shares of Common Stock upon conversion of the Notes, which are expected to reduce the potential dilution to our Common Stock upon any conversion of the Notes. The convertible note hedges give the Company the right to receive, for no additional consideration, the number of shares of common stock that it is obligated to deliver upon conversion of the Notes (subject to customary antidilution adjustments). The aggregate cost of these convertible note hedges was $47.0 million.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Concurrently with the issuance of the Notes and the entering into of the convertible note hedge transactions, the Company also entered into separate warrant transactions whereby the Company sold warrants to acquire approximately 3.75 million shares of Common Stock (the “Warrants”), subject to customary anti-dilution adjustments, at a strike price of approximately $67.23 per share of Common Stock. The Company received aggregate proceeds of approximately $20.74 million from the sale of the Warrants.
     In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the Warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
On September 28, 2006, the Court denied plaintiffs’ motion to re-certify the class for the period from January 2001 through August 2001. On October 5, 2006, plaintiffs filed a motion for partial reconsideration of the Court’s order as to the period January 1, 2001 through March 31, 2001.
     On October 13, 2006, plaintiffs filed a petition requesting that they be permitted to appeal the decision denying plaintiffs’ motion to re-certify the class for the period from January 2001 through August 2001 to the First Circuit Court of Appeals, which defendants opposed.
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter. The settlement covers the class as certified, is expected to be paid by insurance, and is subject to court approval and potential appeal. Defendants have not yet filed an opposition to the motion for reconsideration as a result of the agreement regarding settlement. On or about October 31, 2006, the parties filed a joint motion to stay proceedings in the First Circuit Court of Appeals.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
     Proposed Tax Deduction Disallowance
     In connection with an Internal Revenue Service (“IRS”) examination of our fiscal 2005 consolidated federal income tax return, we received a notice from the IRS which proposed to disallow half of the $35 million deduction we claimed in connection with the civil settlement with the DOJ and OIG. We believe this deduction was properly recorded on our federal tax return in accordance with applicable tax laws and regulations in effect during the period involved and we are vigorously challenging this proposed disallowance.
Commitments
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating leases, capital leases, and other commitments, and our off-balance sheet arrangements. There were no material developments during the six months ended September 30, 2006.
9. Segment Information
     Our reportable segments are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In the quarter ended September 30, 2005, we changed the titles of our existing reportable segments from Liberty Diabetes and Pharmaceuticals to Diabetes and Pharmacy, respectively. As of March 31, 2006, the assets of our Liberty Healthcare Group reporting unit, previously reported in our Diabetes segment have been reclassified to Corporate Headquarters, as these assets provide benefits to both reportable segments. The reporting units within each reporting segment have not changed, with the exception of National Diabetic Pharmacy (“NDP”) acquired on August 26, 2005 and IntelliCare, Inc. (“Intellicare”) acquired on October 28, 2005, which we added to our Diabetes segment. Our segments are as follows:
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     During the fiscal year ended March 31, 2006, the selling, general and administrative resources of the Diabetes and Pharmacy segments were combined to achieve economies across our businesses. Management evaluates the segments based on revenue and gross margin, separately evaluating the selling, general and administrative expenses in total. We no longer allocate the selling, general and administrative expenses incurred by PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. to our reportable segments. Segment assets belonging to PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc., which included $7.44 million and $9.10 million of cash and cash equivalents as of September 30 and March 31, 2006, respectively, are considered separate from our reportable segments for management evaluation purposes.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net revenues:
Diabetes	$116,697	$95,346	$230,480	$178,516
Pharmacy	47,413	21,081	89,519	40,439

Total	$164,110	$116,427	$319,999	$218,955

Gross margin:
Diabetes	$66,869	$55,644	$130,474	$106,617
Pharmacy	9,089	7,330	17,817	13,811

Total	$75,958	$62,974	$148,291	$120,428

Reconciliation of segment gross margin to income from continuing operations before income taxes:
Diabetes gross margin	$66,869	$55,644	$130,474	$106,617
Pharmacy gross margin	9,089	7,330	17,817	13,811
Selling, general and administrative expenses	(60,215)	(46,285)	(120,479)	(88,322)
Other income and expense	(3,214)	(888)	(5,971)	(575)

Income from continuing operations before income taxes	$12,529	$15,801	$21,841	$31,531

	September 30,	March 31,
	2006	2006
Segment assets:
Diabetes	$380,755	$365,546
Pharmacy	35,923	18,279
Corporate Headquarters and Liberty Healthcare Group, Inc.	49,009	45,492

Total	$465,687	$429,317

PolyMedica Corporation
Notes to Consolidated Financial Statements
10. Shareholders’ Equity
     Changes to stockholders’ equity consisted of the following activity:

Balance at March 31, 2006	$159,151
Six months ended September 30, 2006:
Net income	13,869
Proceeds from the exercise of stock options	3,868
Stock-based compensation	5,953
Dividends paid	(6,999)
Tax benefit from exercise of stock options	1,388
Three months ended September 30, 2006:
Tax benefit of derivatives	17,108
Proceeds from sale of warrants	20,736
Purchase of note hedge, net of fees	(47,004)
Repurchase of common stock	(29,624)

Balance at September 30, 2006	$138,446

     In the quarter ended September 30, 2006, we paid a $0.15 per share cash dividend on 23,331,177 common shares outstanding for a total payment of $3.50 million to our common shareholders of record as of the close of business on August 4, 2006.
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
     We also allow employees who have been employed by PolyMedica for six months or more prior to the beginning of an option period, to enroll in our Employee Stock Purchase Plans (the “ESPP Plans”). The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period. The ESPP Plans, as currently structured, are considered compensatory under the requirements of SFAS No. 123(R), “Share-Based Payment.”
     Effective April 1, 2006, PolyMedica adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Prior to April 1, 2006, we accounted for share-based compensation to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” We elected to employ the modified prospective transition method as provided by SFAS No. 123(R).

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
     The total stock-based compensation of $2.94 million and $5.95 million, including restricted stock awards, recorded during the three months and six months ended September 30, 2006 upon the adoption of SFAS No. 123(R) on April 1, 2006, has been included in the statement of operations within selling, general and administrative expenses thereby reducing income from continuing operations by $2.94 million and $5.95 million and net income by $1.87 million and $3.78 million or $0.08 and $0.16 per diluted weighted average share. Stock-based compensation expense recognized in the first quarter of fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.
     Stock Options - The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the Company’s stock. The decline in volatility in the six months ended September 30, 2006 was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
     The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Dividend yield	1.65%	1.67%	1.48%	1.70%

Expected volatility	32.88%	38.67%	34.03%	42.65%

Risk-free interest rate	5.08%	3.91%	4.92%	3.83%

Expected life	3.75	3.75	3.75	3.75

	Three months ended		Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$10.21	$10.87	$11.99	$11.65

Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	—	—	$10.15	$6.43

PolyMedica Corporation
Notes to Consolidated Financial Statements
     A summary of stock option activity as of September 30, 2006 and changes during the three and six months then ended is presented below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Option	Average	Intrinsic Value	Contractual
	Shares	Option Price	(in thousands)	Term in Years
Outstanding as of March 31, 2006	3,188,358	$29.36		8.17

Granted	30,000	41.19
Exercised	(58,202)	27.17
Cancelled	(6,876)	34.86

Outstanding as of June 30, 2006	3,153,280	$29.50	$20,370	7.94

Granted	5,000	36.26
Exercised	(87,278)	21.61
Cancelled	(32,566)	33.64

Outstanding as of September 30, 2006	3,038,436	$29.70	$39,847	7.62

Vested and exercisable as of September 30, 2006	1,728,230	$26.61	$28,004	6.96

     The total intrinsic value of options exercised during the quarter ended September 30, 2006 and 2005 was approximately $1.73 and $1.39 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was approximately $2.68 million and $4.78 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
     As of September 30, 2006, there was $15.80 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 2.5 years.
     Restricted Stock Awards — PolyMedica awards to a number of key employees and directors restricted company common stock. The vesting terms of the awards generally range from 1 to 4 years, assuming continued employment or service, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. The fair value of restricted stock awards is generally determined based on the number of shares granted and the market value of the Company’s shares on the grant date. During the quarter ended September 30, 2006, we granted 133,000 restricted shares at a weighted average fair value of $30.14 on the grant date. During the six months ended September 30, 2006, we granted 133,690 restricted shares at a weighted average fair value of $30.17 on the grant date.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     A summary of the status of our restricted stock as of September 30, 2006 and changes during the three and six months then ended are presented below:

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Non-vested as of March 31, 2006	206,313	$0.01	$34.51

Granted	690	$0.01	$36.21
Vested	(938)	$0.01	$32.26
Cancelled	—	—	—

Non-vested as of June 30, 2006	206,065	$0.01	$34.53

Granted	133,000	$0.01	$30.14
Vested	(26,155)	$0.01	$35.57
Cancelled	—	—	—

Non-vested as of September 30, 2006	312,910	$0.01	$32.57

     The total fair value of shares vested during the quarter ended September 30, 2006 and 2005 was $930,000 and $151,000, respectively. The total fair value of shares vested during the six months ended September 30, 2006 and 2005 was $960,000 and $151,000, respectively.
     Of the total $2.94 million stock-based compensation expense recorded in the quarter ended September 30, 2006, compensation expense related to restricted stock grants totaled $706,000. Of the total $5.95 million stock-based compensation expense recorded in the six months ended September 30, 2006, compensation expense related to restricted stock grants totaled $1.31 million.
     As of September 30, 2006, there was $7.88 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 4.2 years.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the three and six months ended September 30, 2005:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
Income from continuing operations, net of income taxes	$10,066	$20,015
Add back: Stock compensation costs, net of tax, on options and restricted stock granted below fair market value	259	367
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(2,321)	(3,926)

Adjusted net income	$8,004	$16,456

Net income per weighted average share, basic, as reported	$0.41	$0.76
Net income per weighted average share, diluted, as reported	$0.40	$0.75
Adjusted net income per weighted average share, basic	$0.33	$0.63
Adjusted net income per weighted average share, diluted	$0.32	$0.62

PolyMedica Corporation
Notes to Consolidated Financial Statements
     FAS 123(R) also requires the Company to report any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company’s consolidated statement of cash flows. Prior to the adoption of FAS 123(R), these tax benefits were presented as operating cash flows in the consolidated statements of cash flows.
12. Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands, except per share data)	2006	2005	2006	2005
Income from continuing operations, net of income taxes	$7,956	$10,066	$13,869	$20,015

BASIC:
Weighted average common stock issued and outstanding, end of period	23,027	24,473	23,069	26,224
Income from continuing operations, net of income taxes, per weighted average share, basic	$0.35	$0.41	$0.60	$0.76

DILUTED:
Weighted average common stock issued and outstanding, end of period	23,027	24,473	23,069	26,224
Weighted average dilutive common stock equivalents	541	580	484	524

Weighted average common stock and dilutive common stock equivalents outstanding	23,568	25,053	23,553	26,748
Income from continuing operations, net of income taxes, per weighted average share, diluted	$0.34	$0.40	$0.59	$0.75

     Potentially Dilutive Stock Options
     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 73,500 and 72,300 outstanding options not included in the diluted earnings per share computation as of September 30, 2006 and 2005, respectively. During the six months ended September 30, 2006 and 2005, options to purchase 73,500 and 1.22 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
     Incremental net shares for the Notes and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $47.90 per share in the case of the Notes and $67.23 per share in the case of the warrants. The Notes would be included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $47.90 is less than the average market price of the Company’s common stock for the period, because upon conversion, the par value is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. During the period ended September 30, 2006, the average market price of the Company’s common stock is less than the conversion price and is therefore

PolyMedica Corporation
Notes to Consolidated Financial Statements
anti-dilutive. The note hedge is anti-dilutive and is excluded from the diluted earnings per share calculation. See Note 7 for more information with respect to the convertible note hedges and the warrant transactions.
13. Comprehensive Income
     Our total comprehensive income approximates net income for the three and six months ended September 30, 2006 and 2005. Unrealized gains (losses) on investments were not material for any periods presented.
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
15. Subsequent Events
     On October 25, 2006, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on November 6, 2006, payable on November 16, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Future Operating Results
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed in Part II, Item 1A. – Risk Factors.
     In addition, any forward-looking statements represent our view only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (the “SEC”) and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
Overview
     PolyMedica Corporation was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies and related products, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers and in March 2006, we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for historical periods.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of September 30, 2006, we served approximately 913,000 active diabetes patients, compared to approximately 852,000 active patients as of September 30, 2005. We meet the needs of our diabetes patients by:
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
     Sales from this segment represented 71.1% and 81.9% of total net revenues for the three months ended September 30, 2006 and 2005, respectively. Sales from this segment represented 72.0% and 81.5% of total net revenues for the six months ended September 30, 2006 and 2005, respectively, making it our largest operating segment.
     During the fiscal year ended March 31, 2006, we acquired National Diabetic Pharmacies, LLC (“NDP”) and IntelliCare, Inc. (“IntelliCare”). NDP is a market-leading provider of diabetes products and disease management services to over 113,000 patients and more than half of NDP’s patients are covered by programs it established with managed care organizations and employers. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
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
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, reimbursement for sales to our patients was covered by the Federal Employees Health Benefit Program (“FEP”), other commercial insurance plans or patients paid at the time of purchase. Under Part D, coverage is now available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from active patients that order diabetes and pharmacy supplies from us. Many of our patients are covered by FEP, which comprised approximately 28% and 58% of the Pharmacy segment’s net revenues for the three months ended September 30, 2006 and 2005, respectively. The FEP program comprised approximately 29% and 59% of the Pharmacy segment’s net revenues for the six months ended September 30, 2006 and 2005, respectively.
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

     During the quarter ended September 30, 2006, we entered in an agreement with Medco Health Solutions, Inc. (“Medco”) whereby Medco will provide us with pharmacy mail order fulfillment services. We have also agreed to work together to develop ways to serve and improve outcomes of our respective diabetes patients. Neither we nor Medco have begun providing services pursuant to this relationship and we are unable to assess the impact that this relationship may have on our Pharmacy and Diabetes segments.
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
Seasonality
     We do not consider our business to be highly seasonal; however, we generate higher revenues from patients with commercial insurance coverage in our third fiscal quarter ending December 31 and, accordingly, lower revenue in the quarter ending March 31, as a result of the ordering pattern of these same patients. Patients with this insurance coverage typically attempt to maximize their insurance benefits prior to the onset of deductibles commencing each January 1.
     In addition, advertising rates may fluctuate during the year, which may affect our acquisition of new patients. We may purchase less advertising when rates are higher, which generally occurs in November and December, or when response rates are lower, typically in July and August. As a result, our acquisition of new patients during these periods are generally lower than other periods, and therefore our net revenues may fluctuate accordingly.

Other
     We operate from distribution, administrative and training facilities located in Florida and Virginia, with administrative and training facilities also located in Maine, Texas, Missouri, Tennessee, and New York. Our corporate headquarters is based in Massachusetts.
     Virtually all of our product sales are denominated in U.S. dollars. Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	$ Change	% Change
Net revenues:
Diabetes	$116,697	71.1%	$95,346	81.9%	$21,351	22.4%
Pharmacy	47,413	28.9	21,081	18.1	26,332	124.9

Total net revenues	$164,110	100.0%	$116,427	100.0%	$47,683	41.0%

     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Three Months Ended September 30,
	2005
	Net	% Net
(in thousands)	Revenues	Revenues
Net revenues:
Diabetes	$104,954	83.3%
Pharmacy	21,081	16.7

Total net revenues	$126,035	100.0%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.
     The increase in Diabetes net revenues was due primarily to the 7.2% net growth in our patient base, which grew to 913,000 active patients as of September 30, 2006, from approximately 852,000 as of September 30, 2005. In the twelve months since September 30, 2005, we added approximately 231,000 new patients from direct-response advertising, and patient list acquisitions. The attrition of approximately 170,000 patients in the twelve months ended September 30, 2006, yielded net growth in the Diabetes patient base from the second quarter of fiscal 2006 through the second quarter of fiscal 2007 of approximately 61,000 patients or 7.2%. In addition, Diabetes net revenue growth was attributable to the acquisitions of NDP and IntelliCare in fiscal 2006. The NDP acquisition closed on August 28, 2005 and therefore the last year period included one month of activity compared with a full quarter this year. The IntelliCare acquisition closed October 31, 2005 and therefore was not reflected in last year’s second quarter results.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company achieved an 80.8% increase in shipped orders and a 24.4% increase in the average revenue per shipment in the three months ended September 30, 2006 as compared with last year’s September quarter.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	$ Change	% Change
Gross margin:
Diabetes	$66,869	57.3%	$55,644	58.4%	$11,225	20.2%
Pharmacy	9,089	19.2	7,330	34.8	1,759	24.0

Total gross margin	$75,958	46.3%	$62,974	54.1%	$12,984	20.6%

     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Three Months Ended September 30,
	2005
	Gross	Gross
(in thousands)	Margin	Margin %
Gross margin:
Diabetes	$58,313	55.6%
Pharmacy	7,330	34.8

Total gross margin	$65,643	52.1%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.
     Gross margin in the second quarter of fiscal 2007 increased 20.6% to $75.96 million from $62.97 million for the same period last year. The $12.98 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Overall gross margin was 46.3% of net revenues compared with 54.1% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the increase in Pharmacy revenue that operates at a lower gross margin than the Diabetes segment. In addition, the acquisitions of NDP and IntelliCare in Fiscal 2006 contributed to a lower gross margin in the Diabetes segment in fiscal 2007 since these businesses report lower gross margins than the historical Diabetes segment. Diabetes gross margin increased $11.23 million from last year due to the $21.35 million increase in Diabetes revenue and was 57.3% of net revenues in the second quarter of fiscal 2007 as compared with 58.4% of net revenues last year. Pharmacy gross margin increased $1.76 million from last year due to the $26.33 million in net revenues and was 19.2% of net revenues this quarter as compared with 34.8% of net revenues last year. The decrease in gross margin percentage in the Pharmacy segment was due to the growth in net revenues attributable to the Liberty Part D drug benefit program that generates a lower gross margin than the historical Pharmacy business.

     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the three months ended September 30, 2006 and 2005:

	Sept. 30,	Sept. 30,
	2006	2005
Employee compensation and benefits	$22,550	$19,886
Direct-response advertising amortization	12,053	10,487
Depreciation expense	2,562	1,912
Amortization of intangible assets	3,712	1,515
Provision for doubtful accounts	5,801	4,953
Stock-based compensation	2,939	408
Other	10,598	7,124

Selling, general and administrative expenses	$60,215	$46,285

Selling, general and administrative expenses as a percentage of net revenues	36.7%	39.8%

     The $13.93 million increase in selling, general and administrative expense from last year related to increased headcount and other costs associated with the acquisitions of NDP and IntelliCare in fiscal 2006, increased amortization expense from the thirteen diabetes companies acquired since September 30, 2005, an increase in the amortization of direct response advertising, and the inclusion of stock-based compensation in the financial statements in fiscal 2007. Selling general and administrative expense, in dollars, was similar to the amount reported in the fiscal first quarter of 2007. As a percentage of revenue, selling, general and administrative expense in the second quarter was 36.7% compared to 39.8% last year and 38.7% last quarter.
     Other selling, general and administrative expenses include such expenses as legal expenses, audit fees, and outside consulting fees.
     Other Income and Expense
     The following table presents interest expense incurred in connection with debt borrowings for the periods presented and investment income earned on our cash, cash equivalents and deferred compensation plan balances.

	Three Months Ended September 30,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$46	$218	$(172)	(78.9)%
Interest and other expense	$(3,260)	$(1,106)	$(2,154)	194.8%
     The increase in interest expense incurred in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, related to interest incurred on outstanding borrowings under the Credit Facility and convertible notes. Borrowings under the Credit Facility were used to fund acquisitions and stock repurchases completed during the fiscal year ended March 31, 2006 and the six months ended September 30, 2006. Proceeds from the issuance of the convertible notes were used to repay a portion of the outstanding amounts under the Credit Facility, repurchase stock and pay for certain hedge transactions in connection with the convertible note offering.

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
(in thousands)	2006	2005
Income tax provision	$4,573	$5,735
Effective tax rate	36.5%	36.3%
     The effective tax rates in the three months ended September 30, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note 8, Commitments and Contingencies, for the description of a proposed tax deduction disallowance.
Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005
     Net Revenues
     The following table presents segment net revenues from continuing operations expressed as a percentage of net revenues for the six months ended September 30, 2006 and 2005.

	Six Months Ended September 30,
	2006		2005
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$230,480	72.0%	$178,516	81.5%	29.1%
Pharmacy	89,519	28.0	40,439	18.5	121.4

Total net revenues	$319,999	100.0%	$218,955	100.0%	46.2%

     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Six Months Ended September 30,
	2005
	Net	% Net
(in thousands)	Revenues	Revenues
Diabetes	$205,378	83.6%
Pharmacy	40,439	16.4

Total net revenues	$245,817	100.0%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.
     The increase in Diabetes net revenues was due primarily to the 7.2% net growth in our patient base, which grew to 913,000 active patients as of September 30, 2006, from approximately 852,000 as of September 30, 2005. In addition,

Diabetes net revenue growth was attributable to the acquisitions of NDP and IntelliCare in fiscal 2006. The NDP acquisition closed on August 28, 2005 and therefore one month was included in last year’s financial results for the six months ended September 30, 2005 and the IntelliCare acquisition closed October 31, 2005 and therefore was not included in last year’s results of operations for the six month period ended September 30, 2005.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company achieved a 78.4% increase in shipped orders and a 24.1% increase in the average revenue per shipment in the six months ended September 30, 2006 as compared with the six months ended September 30, 2005.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the six months ended September 30, 2006 and 2005 for continuing operations.

	Six Months Ended September 30,
	2006		2005
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$130,474	56.6%	$106,617	59.7%	22.4%
Pharmacy	17,817	19.9	13,811	34.2	29.0

Total gross margin	$148,291	46.3%	$120,428	55.0%	23.1%

     Gross margin in the six months ended September 30, 2006 increased 23.1% to $148.29 million from $120.43 million for the same period last year. The $27.86 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Gross margin was 46.3% of net revenues compared with 55.0% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the increase in Pharmacy revenue and revenue generated through the acquisition of NDP in fiscal 2006. Diabetes gross margin increased $23.86 million from last year due to the $51.96 million increase in Diabetes revenue and was 56.6% of net revenues in the six months ended September 30, 2006 as compared with 59.7% of net revenues last year. Pharmacy gross margin increased $4.0 million from last year due to the $49.08 million in net revenues and was 19.9% of net revenues in the six months ended September 30, 2006 as compared with 34.2% of net revenues last year. The decrease in gross margin percentage in the Pharmacy segment was due to the growth in net revenues attributable to the Liberty Part D drug benefit program that generates a lower gross margin than the historical pharmacy business.
     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Six Months Ended September 30,
	2005
	Gross	Gross
(in thousands)	Margin	Margin %
Gross margin:
Diabetes	$114,154	55.6%
Pharmacy	13,811	34.2

Total gross margin	$127,965	52.1%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.

     Selling, General and Administrative Expenses

	Sept. 30,	Sept. 30,
	2006	2005
Employee compensation and benefits	$46,909	$37,551
Direct-response advertising amortization	23,695	20,418
Depreciation expense	5,076	3,792
Amortization of intangible assets	6,137	2,865
Provision for doubtful accounts	11,329	9,525
Stock-based compensation	5,953	579
Other	21,380	13,592

Selling, general and administrative expenses	$120,479	$88,322

Selling, general and administrative expenses as a percentage of net revenues	37.7%	40.3%

     The $32.16 million increase in selling, general and administrative expense from last year related primarily to increased headcount to support the growth of the Diabetes and Pharmacy businesses, amortization expense and other general costs associated with the acquisitions of NDP, IntelliCare and certain assets of thirteen diabetes companies acquired since September 30, 2005, the inclusion of stock-based compensation in the financial statements in fiscal 2007 and an increase in direct-response advertising amortization.
     Other selling, general and administrative expenses include such expenses as legal expenses, audit fees and outside consulting fees.
     Other income and expense
     The following table presents investment income earned on our cash, equivalents, restricted cash, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Six Months Ended September 30,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$386	$699	$(313)	(44.8)%
Interest expense	$(6,357)	$(1,274)	$(5,083)	(399.0)%
     The increase in interest expense incurred in the six months ended September 30, 2006, as compared with the six months ended September 30, 2005, related to interest expense incurred on the higher level of outstanding borrowings under the credit facility in fiscal 2007 as compared with fiscal 2006.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the six months ended September 30, 2006 and 2005 for continuing operations.

	Six Months Ended September 30,
(in thousands)	2006	2005
Income tax provision (benefit)	$7,972	$11,516
Effective tax rate	36.5%	36.5%
     The effective tax rates in the six months ended September 30, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note 8, Commitments and Contingencies, for the description of a proposed tax deduction disallowance.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the six months ended September 30, 2006 and 2005.

	Six Months Ended September 30,
(in thousands)	2006	2005
Net cash provided by operating activities	$20,977	$29,614
Net cash used for investing activities	(31,602)	(20,110)
Net cash provided by (used for) financing activities	8,960	(21,428)

Net change in cash and cash equivalents	$(1,665)	$(11,924)

     Our cash and cash equivalents balance decreased $1.67 million from $9.10 million as of March 31, 2006 to $7.44 million as of September 30, 2006. During the six months ended September 30, 2006, the Company paid $26.60 million to complete nine diabetes acquisitions of competitor programs. To meet its diabetes growth targets, the Company maintains an active diabetes acquisition program to supplement its direct-response advertising programs. In addition, we paid $29.62 million to repurchase 705,000 shares of our common stock this year. The share repurchase was an important component of the $180 million convertible notes transaction in order to reduce short-selling pressure on the Company’s stock that is common in these transactions, as well as meet the Company’s goal of enhancing shareholder value and meeting our return on equity goals. In connection with the convertible notes transactions and as a result of cash flow generated from operations, we repaid $106.40 million in amounts then outstanding under our Credit Facility. The Company intends to use cash flows generated from operations to complete acquisitions, repurchase stock or repay amounts outstanding under the Credit Facility.
     We also paid $26.27 million, net, to purchase certain derivative instruments related to the convertible notes transaction. The purchase of these derivative instruments was based primarily on the Company’s goal of reducing the potential dilutive impact of the convertible notes transaction since these derivative instruments resulted in increasing the effective conversion premium of the convertible notes from 14% to 60%.
     These outflows were partially offset by proceeds from $180.0 million of convertible notes transactions completed in the quarter ended September 30, 2006 and cash flow provided by operating activities. The convertible notes transaction was completed in order to reduce the Company’s borrowing rate and also to reduce the volatility and risk of floating-rate debt instruments that are inherent in the funds borrowed under the Company’s Credit Facility. The convertible notes transaction included a one percent (1%) fixed coupon rate, compared with an average interest rate under the Credit Facility this quarter of 6.9%.
     The growth of our business is currently funded primarily through cash flow from operations and borrowings under our Credit Facility. For the six months ended September 30, 2006, cash provided by operating activities was $20.98 million compared to $29.61 million in the year earlier period. During the quarter ended September 30, 2006, cash provided by operating activities was negatively impacted by a payment hold instituted by Centers for Medicare and Medicaid Services (“CMS”) to all providers for the period of September 22-30, 2006. The Company estimates that approximately $11.78 million was held for payment to the Company during this period. All amounts held were collected by the Company in the first week following the end of the quarter.
     Contributing to operating cash flow was a 46.2% increase in net revenues from $218.96 million in the six months ended September 30, 2005 to $320.0 million in the six months ended September 30, 2006. Cash flow generated from operating activities were used to purchase $29.31 million of direct-response advertising in the six months ended September 30, 2006. We will continue to engage in a high level of television advertising throughout the remainder of fiscal 2007, which combined with our proactive approach and high level of service to existing patients, has resulted in solid revenue growth.

     Days sales outstanding for the quarter of 58 days were consistent with days sales outstanding in the quarter ended March 31, 2006. Days sales outstanding for the quarter were adversely impacted by CMS suspending payments to all providers on claims between September 22 – 30, 2006. The Company estimates that $11.78 million was held for payment during this period and this negatively impacted days sales outstanding by approximately 6 days. Accordingly, we expect days sales outstanding for the fiscal third quarter ending December 31, 2006, to continue to demonstrate improvement. Inventory days on hand as of September 30, 2006, decreased two days to 42 days compared with 44 days on March 31, 2006.
     Net cash flows used for investing activities in the six months ended September 30, 2006 was $31.60 million, or an increase of $11.49 million from the $20.11 million cash used in investing activities in the year ago period. During the six months ended September 30, 2006, the Company paid $26.60 million to purchase certain assets of nine diabetes companies, largely customer lists, in the six months ended September 30, 2006. In the year earlier period, the Company used $60.55 million to purchase certain diabetes assets, including the NDP acquisition and also received $42.27 million from the sale of its Women’s Health Products Division. The NDP acquisition represented the acquisition of the Company’s fourth largest competitor in the mail-order diabetes industry and represented an opportunity to increase the Company’s business with commercial insurers, enhance diabetes management services and expand its health care professional sales force initiatives. The sale of the Women’s Health Products Division represented a decision by the Company to focus on its core diabetes and pharmacy businesses.
     Net cash provided by financing activities in the six months ended September 30, 2006 was $8.96 million, an increase of $30.39 million, as compared with $21.43 million used for financing activities in the six months ended September 30, 2005. The increase was primarily due to proceeds from the September 2006 issuance of $180 million in convertible notes, partially offset by $5.81 million paid in debt issuance costs, $26.27 million, net, paid to enter into certain convertible note hedge and warrant transactions with respect to our common stock that were entered into for the purpose of reducing the potential dilution upon conversion of the newly issued notes. We also repaid $106.40 million in amounts outstanding under our Credit Facility in the six months ended September 30, 2006 compared with borrowing $135 million in the six months ended September 30, 2005. In addition, during the six months ended September 30, 2006, the Company acquired 705,000 shares of our common stock for $29.62 million compared with the purchase of 4 million shares of our common stock for $150 million in the year earlier period.
     In April 2006, we increased the available funds under our revolving Credit Facility to $250 million from $217.5 million. As of September 30, 2006, we had $83.60 million outstanding under the Credit Facility. The available Credit Facility balance of $166.40 million will be available to fund acquisitions, stock repurchases, capital expenditures, and for other general corporate purposes.
     We believe that our ending cash and cash equivalents balance as of September 30, 2006 of approximately $7.44 million coupled with cash flow generated by operations and available Credit Facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future patient list acquisitions, and other investing and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available Credit Facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes and Pharmacy segments depend on the continued availability of Medicare reimbursement.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating lease, capital lease, and other commitments, and our off-balance sheet arrangements. There were no material developments during the six months ended September 30, 2006.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for our quantitative and qualitative disclosure about market risk. There were no material developments regarding our assessment of these risks during the six months ended September 30, 2006.
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(2) Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. – Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a complete description of our legal proceedings. There were material developments regarding these legal proceedings during the six months ended September 30, 2006.
     On February 23, 2006, plaintiffs filed a motion in the District Court to re-certify the class for the period from January 2001 through August 2001, which the defendants opposed. On March 23, 2006, the Court held an evidentiary hearing relating to class certification and on March 31, 2006 the Court heard oral argument regarding class certification. On September 28, 2006, the Court denied plaintiffs’ motion to re-certify the class for the period from January 2001 through August 2001. On October 5, 2006, plaintiffs filed a motion for partial reconsideration of the Court’s order as to the period January 1, 2001 through March 31, 2001.
     On October 13, 2006, plaintiffs filed a petition requesting that they be permitted to appeal the decision denying plaintiffs’ motion to re-certify the class for the period from January 2001 through August 2001 to the First Circuit Court of Appeals, which defendants opposed.

     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter. The settlement covers the class as certified, is expected to be paid by insurance, and is subject to court approval and potential appeal. Defendants have not yet filed an opposition to the motion for reconsideration as a result of the agreement regarding settlement. On or about October 31, 2006, the parties filed a joint motion to stay proceedings in the First Circuit Court of Appeals.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
Item 1A. – Risk Factors
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
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Nearly all of our revenues depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006 in Item 2 of Part I “Overview.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in reimbursement from Medicare, other government programs and private insurers. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due to Medicare and others are probable and estimable.
The impact of Medicare Part D on the Pharmacy segment is unclear
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program, or “Part D”, which gives beneficiaries access to prescription drug coverage. The program involves many challenges and we will continue to closely monitor the implementation of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the net revenue and earnings impact. While we are committed to investing in this long term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate and our ability to successfully adjudicate claims and order timing.
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
We are subject to a corporate integrity agreement
     As part of the civil settlement with the DOJ and OIG, we entered into a five-year corporate integrity agreement on November 8, 2004. This agreement provides for an annual review of a sample of our Medicare claims by an independent review organization for a five-year period, which could be reduced to a shorter period at the discretion of the OIG, and obligates us to continue our compliance program and the measures we have implemented to promote our compliance with Medicare regulations. Should the financial error rate of the sample reviewed by the independent review organization for any given period, exceed the acceptable error rate, we could be subject to a potentially material overpayment assessment for that period.
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. We cannot accurately predict the outcome of this proceeding at this time, and have therefore not recorded any charges relating to this proceeding. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note 8, Commitments and Contingencies, for a more complete description of this claim.
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
Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of September 30, 2006 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.

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
We plan to continue our expansion; if we do not manage our growth successfully, our growth and profitability may slow or stop
     The expansion of our operations has created significant demand on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets, including Part D, could strain these resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.
Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.
     As of September 30, 2006, we had $83.60 million in outstanding indebtedness and $166.40 million in additional borrowing capacity available to us under our revolving Credit Facility as well as $180 million of outstanding convertible debt. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to make strategic acquisitions and capital and other expenditures.
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
Loss of use of data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facilities in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of a United States Food and Drug Administration, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in September 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.60 million and incurred losses in excess of $1.50 million.
If we or our suppliers do not comply with applicable government regulations, we may be prohibited from selling our products or may incur fines and other expenses
     The majority of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur fines and other expenses until we are in compliance with the regulations or change to another acceptable supplier.

We depend on key employees and the loss of a key employee could adversely affect our business
     Our future performance will depend in part on the efforts and abilities of our key employees, and the loss of their services could have an adverse effect on our business. We have no key man life insurance policies on any of our employees.
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
A reduction in working capital or a change in our business could prevent us from paying dividends to shareholders
     A significant increase in our credit facility utilization or a change in our business could cause us to reduce or eliminate the payment of dividends to shareholders.
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
A fundamental change and the provisions in the Notes related to the occurrence of a fundamental change may adversely affect us
     The holders of our 1.0% Convertible Subordinated Notes due September 15, 2011, or Notes, can require us to repurchase all or part of the Notes on certain fundamental changes, including changes in control and turnover in our board of directors.
     If a fundamental change event occurs we may not have enough funds to purchase all the Notes, which would cause a default under both the indenture governing the Notes and our Credit Facility. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming Notes, we could seek the consent of our lenders to redeem the Notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the Notes.
     Furthermore, the fundamental change provisions, under the indenture governing the Notes, which include a provision requiring additional shares of our common stock to be issued in connection with a fundamental change, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.
The convertible note hedge and warrant transactions may affect the value of our common stock
     In connection with the issuance of the Notes, we entered into privately-negotiated convertible note hedge transactions with Deutsche Bank AG and Bank of America, N.A., which are expected to reduce the potential dilution to our common stock upon any conversion of the Notes. At the same time, we entered into warrant transactions with Deutsche Bank AG and Bank of America, N.A. with respect to our common stock pursuant to which we may issue shares of our common stock. In connection with hedging these transactions, Deutsche Bank AG and Bank of America, N.A. or their affiliates entered into various over-the-counter derivative transactions with respect to our common stock at the pricing of the Notes and may purchase our common stock in secondary market transactions or enter into other over-the-counter derivative transactions in the future. Deutsche Bank AG and Bank of America, N.A. or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging.
     The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.
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
Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who have previously converted their Notes
     The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion could depress the price of our common stock.

Item 2. Unregisted Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the share repurchase by PolyMedica during our second quarter:

	Total	Average		Maximum Number of
	Number of	Price	Total Number of Shares	Shares that may yet
	Shares	Paid per	Purchased as Part of Publicly	be Purchased under
(in thousands)	Purchased	Share	Announced Plans or Programs (1)	the Plans or Programs
July	—	—	—	705,100
August	—	—	—	705,100
September	705,000	$42.02	705,000	100

Total	705,000	$42.02	705,000

(1)	In October 2005, our Board of Directors amended our share repurchase program to authorize the purchase of 2,000,000 shares of our common stock. The program expires when the total number of authorized shares has been repurchased.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on September 19, 2006, the following proposals were submitted to a vote of our stockholders:
1. To elect the following three (3) nominee directors as Class III Directors of PolyMedica for the ensuing three years:

Nominees for Election as Directors:	FOR	WITHHELD
Walter R. Maupay, Jr.	21,403,851	77,548
Patrick T. Ryan	21,105,083	379,316
William Van Faasen	21,396,465	84,934
2. To ratify the selection by the Board of PricewaterhouseCoopers LLP as PolyMedica’s public accountants for the fiscal year ending March 31, 2007:

FOR	AGAINST	ABSTAIN
20,781,033	689,214	11,152

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
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 8, 2006

Exhibit Index

Exhibit
Number		Description

4.1	-	Indenture, between PolyMedica Corporation and LaSalle Bank National Association, as trustee, dated as of September 19, 2006 (including form of Convertible Subordinated Note) (1)

4.2	-	Form of Convertible Subordinated Note (1)

4.3	-	Registration Rights Agreement, among PolyMedica Corporation and the other parties named therein, dated as of September 19, 2006. (1)

10.1	-	Purchase Agreement, among PolyMedica Corporation and the Initial Purchasers named therein dated as of September 13, 2006. (1)

10.2	-	Consent and Amendment No. 4, by and among PolyMedica Corporation, Bank of America, N.A. and the several lenders parties thereto, effective as of September 12, 2006. (2)

10.3	-	Confirmation of Convertible Note Hedge with Deutsche Bank AG London related to Convertible Subordinated Notes issued September 19, 2006.

10.4	-	Confirmation of Convertible Note Hedge with Bank of America, N.A. related to Convertible Subordinated Notes issued September 19, 2006.

10.5	-	Confirmation of Warrants for PolyMedica Corporation Common Stock with Deutsche Bank AG London related to the Convertible Subordinated Notes issued September 19, 2006. †

10.6	-	Confirmation of Warrants for PolyMedica Corporation Common Stock with Bank of America, N.A. related to the Convertible Subordinated Notes issued September 19, 2006. †

10.7	-	2000 Stock Incentive Plan, as amended.

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	- Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2006.

(2)	- Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2006.

†	Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and filed separately with the Securities and Exchange Commission.