Form 10-Q
period 2006-12-31
POLYMEDICA CORP
filed 2007-02-07
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 6, 2007, there were 22,605,178 shares of the registrant’s Common Stock outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$1,327	$9,101
Accounts receivable (net of allowances of $29,483 and $28,169 as of December 31 and March 31, 2006, respectively)	104,597	104,013
Inventories	44,638	34,467
Deferred income taxes	4,334	4,334
Income tax receivable	—	6,662
Prepaid expenses and other current assets	17,896	9,896

Total current assets	172,792	168,473

Property, plant and equipment, net	61,900	64,678
Goodwill	64,598	64,488
Intangible assets, net	43,593	27,228
Direct-response advertising, net	99,488	91,653
Notes receivable	9,641	9,548
Other assets	8,850	3,249

Total assets	$460,862	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,493	$26,363
Accrued expenses	32,678	20,652
Current portion, capital lease obligations	652	596

Total current liabilities	61,823	47,611

Capital lease and other obligations	1,756	1,144
Credit facility	57,600	190,000
Convertible subordinated notes	180,000	—
Deferred income taxes	11,035	31,411

Total liabilities	312,214	270,166

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 22,559,900 and 23,050,924 shares issued as of December 31 and March 31, 2006	226	230
Additional paid-in capital	143,793	142,468
Retained earnings	4,629	16,453

Total shareholders’ equity	148,648	159,151

Total liabilities and shareholders’ equity	$460,862	$429,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
				Dec. 31,
	Dec. 31,	Dec. 31,	Dec. 31,	2005
	2006	2005	2006	As Restated
Net revenues	$177,215	$131,931	$497,214	$350,886

Cost of sales	98,934	62,999	270,642	161,526

Gross margin	78,281	68,932	226,572	189,360

Selling, general and administrative expenses	61,040	52,328	181,519	140,650

Income from operations	17,241	16,604	45,053	48,710

Other income and expense:
Investment income	351	232	737	931
Interest and other expense	(2,097)	(1,696)	(8,454)	(2,970)

	(1,746)	(1,464)	(7,717)	(2,039)

Income from continuing operations before income taxes	15,495	15,140	37,336	46,671
Income tax provision	5,656	5,526	13,628	17,042

Income from continuing operations, net of income taxes	9,839	9,614	23,708	29,629

Discontinued operations, net of income taxes	—	264	—	23,904

Net income	$9,839	$9,878	$23,708	$53,533

Income from continuing operations per weighted average share, basic	$0.44	$0.40	$1.04	$1.16
Income from discontinued operations per weighted average share, basic	—	0.01	—	0.95

Net income per weighted average share, basic	$0.44	$0.41	$1.04	$2.11

Income from continuing operations per weighted average share, diluted	$0.43	$0.40	$1.01	$1.14
Income from discontinued operations per weighted average share, diluted	—	0.01	—	0.93

Net income per weighted average share, diluted	$0.43	$0.41	$1.01	$2.07

Cash dividend per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares, basic	22,546	23,787	22,895	25,412
Weighted average shares, diluted	23,151	24,270	23,419	25,922
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
		2005
	2006	As Restated
Operating activities:
Net income	23,708	$53,533
Income from discontinued operations	—	(23,904)
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	17,766	11,010
Amortization of direct-response advertising	36,235	31,246
Direct-response advertising expenditures	(44,145)	(40,560)
Provision for bad debts	15,824	14,477
Provision for sales allowances/returns	9,770	12,113
Stock-based compensation expense	8,954	1,144
Tax benefit from exercise of stock options	921	—
Deferred income taxes	(3,268)	—
(Gain)/loss on sale of property and equipment	(532)	(126)
Loss on impairment of direct-response advertising	75	382
Imputed interest on note payable	—	101
Changes in assets and liabilities excluding effects of acquisitions and dispositions:
Accounts receivable	(26,178)	(52,308)
Income tax receivable	6,662	1,085
Inventories	(10,171)	(10,308)
Prepaid expenses and other assets	(7,464)	(2,037)
Accounts payable	2,130	10,388
Accrued expenses and other liabilities	12,027	(3,812)

Net cash flows provided by continuing operations	42,314	2,424
Net cash flows provided by discontinued operations	—	9,295

Net cash flows provided by operating activities	42,314	11,719

Investing activities:
Purchase of marketable securities	—	(2,288)
Proceeds from maturing marketable securities	—	9,092
Proceeds from sale of businesses	—	42,098
Purchase of business	—	(75,373)
Issuance of note receivable	—	(5,000)
Purchase of property, plant and equipment	(8,143)	(7,943)
Purchase of intangible assets	(26,598)	(7,051)
Proceeds from sale of equipment	3,885	545

Net cash flows used for continuing operations	(30,856)	(45,920)
Net cash flows used for discontinued operations	—	(101)

Net cash flows used for investing activities	(30,856)	(46,021)

Financing activities:
Proceeds from issuance of common and restricted stock	4,583	5,902
Proceeds from issuance of convertible subordinated notes	180,000	—
Proceeds from issuance of warrants	20,736	—
Purchase of convertible note hedge, net of fees	(47,004)	—
Net cash (paid for)/received from line of credit	(132,400)	167,500
Repurchase of common stock	(29,624)	(190,977)

	Nine Months Ended
	December 31,
		2005
	2006	As Restated
Payment of costs for stock repurchase	—	(1,233)
Payment of dividends declared on common stock	(10,408)	(11,490)
Payment of debt issuance costs	(5,812)	(1,155)
Proceeds from equipment line of credit	678	—
Excess tax benefit from exercise of stock options	523	—
Payment of capital lease obligations	(504)	(420)

Net cash flows provided by (used for) financing activities	(19,232)	(31,873)

Net change in cash and cash equivalents	(7,774)	(66,175)

Cash and cash equivalents at beginning of period	9,101	72,246

Cash and cash equivalents at end of period	$1,327	$6,071

Supplemental disclosure of cash flow information:
Disposal of equipment	$4,078	$1,954
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
     Company
     PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, we are a leading provider of direct-to-consumer diabetes testing supplies and related products, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimens on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management. In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, and in March 2006 we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified into discontinued operations for historical periods.
     We market our diabetes products directly to consumers and healthcare professionals primarily through targeted media, direct-response television advertising and to managed care organizations and physicians through an internal sales force. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular, seniors, helping them to follow their doctors’ orders, obtain their medications and diabetes testing supplies and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients through our patient-centric model has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended December 31, 2006 and 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2006 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2006 and our unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the periods ended June 30 and September 30, 2006 filed with the SEC on August 4 and November 8, 2006, respectively. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements.
     In the process of preparing our financial statements for the period ended March 31, 2006, the Company identified an error in the calculation of the gain on the sale of the Women’s Health Products Division as disclosed in discontinued operations in the Company’s 10-Q for the periods ended September 30, 2005 and December 31, 2005. The adjustment related to the elimination of the Women’s Health Products Division’s equity accounts that had not been

PolyMedica Corporation
Notes to Consolidated Financial Statements
properly reflected in the calculation as of September 30, 2005, for which we have adjusted quarterly results for that period by $2.44 million. This adjustment did not impact revenues, income from continuing operations, or earnings per share from continuing operations. The following table presents as reported and restated amounts related to the $2.44 million adjustment to the gain recognized on the sale of the Women’s Health Products Division.

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
2. Accounts receivable and revenue
     Approximately $75.03 million and $69.53 million, or 42.3% and 52.7% of consolidated net revenues from continuing operations for the three months ended December 31, 2006 and 2005, respectively, were reimbursable under Medicare programs for products provided to Medicare beneficiaries. Approximately $226.67 million and $200.20 million, or 45.6% and 57.1% of consolidated net revenues from continuing operations for the nine months ended December 31, 2006 and 2005, respectively, were reimbursable under Medicare programs for products provided to Medicare beneficiaries. In the three and nine months ended December 31, 2006 approximately $38.27 million and $94.07 million, or 21.6% and 18.9% of consolidated net revenues from continuing operations, respectively, were reimbursable under the Medicare Prescription Drug program (“Part D”). In the three and nine months ended December 31, 2005, net revenues reimbursable under Part D represented less than 1% of net revenues from continuing operations.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of December 31 and March 31, 2006, accounts receivable allowances were $29.48 million and $28.17 million, respectively, or 22.0% and 21.3% of gross accounts receivable, respectively.
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. During the three months ended December 31, 2006 and 2005, we provided for allowances for doubtful accounts at a rate of approximately 2.5% and 3.8% of net revenues, respectively. The decrease in the provision for doubtful accounts as a percentage of net revenues this quarter was primarily attributable to the increase in Pharmacy revenue generated directly from commercial parties from whom we experience higher collection rates. During the nine months ended December 31, 2006 and 2005, we provided for allowances for doubtful accounts at a rate of approximately 3.2% and 4.1% of net revenues, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During

PolyMedica Corporation
Notes to Consolidated Financial Statements
the three months ended December 31, 2006 and 2005, we provided for sales allowances at a rate of approximately 1.6% and 3.1% of gross revenues, respectively. During the nine months ended December 31, 2006 and 2005, we provided for sales allowances at a rate of approximately 1.9% and 3.3% of gross revenues. The decrease in sales returns and allowances as a percentage of gross revenues is primarily attributable to increased revenue generated directly from commercial parties and revenue growth from our Pharmacy segment, which generate lower rates of sales returns and allowances as well as revenue attributable to IntelliCare, Inc (“IntelliCare”), acquired in the third quarter of fiscal 2006 which does not have sales returns. Also contributing to the decline in sales returns and allowances as a percentage of gross revenues was the change to our return policy, effective December 2005, stipulating that diabetes supplies could only be returned within three months from the date of sale, as compared to six months from the date of sale previously.
3. Inventories
     Inventories totaling $44.64 million and $34.47 million as of December 31 and March 31, 2006, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of December 31 and March 31, 2006, is $3.39 million and $4.77 million, respectively, of inventory shipped to patients for which we have received an order, but have not yet received and verified the required documentation to recognize revenue and bill Medicare, other government agencies, third-party payers or patients.
4. Direct-Response Advertising
     We recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(in thousands)	2006	2005	2006	2005
Capitalized direct-response advertising additions	$14,833	$10,948	$44,145	$40,560
Direct-response advertising amortization	(12,540)	(10,828)	(36,235)	(31,246)
Impairment of direct-response advertising	(75)	—	(75)	(382)

Increase in direct-response advertising asset, net	2,218	120	7,835	8,932
Beginning direct-response advertising asset, net	97,270	87,311	91,653	78,499

Ending direct-response advertising asset, net	$99,488	$87,431	$99,488	$87,431

PolyMedica Corporation
Notes to Consolidated Financial Statements
5. Goodwill and Other Intangible Assets
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of December 31 and March 31, 2006, by reportable segment, were as follows:

	December 31,	March 31,
(in thousands)	2006	2006
Goodwill:
Diabetes	$64,598	$64,488

Intangible assets:
Diabetes patient lists	$56,782	$30,436
Diabetes managed care and other contracts	8,558	8,341
Accumulated amortization	(21,747)	(11,549)

Total consolidated intangible assets, net	$43,593	$27,228

We purchased $26.60 million of intangible assets, largely customer lists, in the nine months ended December 31, 2006. Intangible assets, all of which are subject to amortization, consist of the following:

		December 31, 2006			March 31, 2006
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Patient lists	4	$56,782	$(19,979)	$36,803	$30,436	(10,847)	$19,589

Other contracts	2-9	8,133	(1,542)	6,591	8,133	(649)	7,484

Covenants not to compete	< 1	425	(226)	199	208	(53)	155

Total		$65,340	$(21,747)	$43,593	$38,777	$(11,549)	$27,228

     Amortization expense for intangible assets was approximately $4.06 million and $2.38 million for the three months ended December 31, 2006 and 2005, respectively and approximately $10.20 million and $5.25 million for the nine months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, amortization expense on existing intangible assets for the next five fiscal years and beyond is as follows (table in thousands):

Remainder of fiscal year 2007	$4,093
Fiscal year 2008	14,469
Fiscal year 2009	12,164
Fiscal year 2010	8,367
2011 and thereafter	4,500

Total	$43,593

PolyMedica Corporation
Notes to Consolidated Financial Statements
6. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	March 31,
(In thousands)	2006	2006
Compensation and Benefits	$5,900	$8,270
Proposed Settlement of Class Action Lawsuit	5,500	—
Income Tax	5,494	—
Inventory Receipts	7,956	2,791
Other	7,828	9,591

	$32,678	$20,652

     On or about October 24, 2006, PolyMedica reached an agreement in principle to settle the Class Action Lawsuit. The proposed settlement amount would be covered by insurance and is included in Prepaid expenses and other current assets. The settlement has not been finalized and is subject to approval by the District Court. Please also see Note 8, Commitments and Contingencies, for a detailed description of the Class Action Lawsuit.
     As of December 31 and March 31, 2006, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation and severance accruals.
     Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and marketing, outside consulting, and interest owed on outstanding borrowings from our Credit Facility.
7. Credit Facility and Convertible Subordinated Notes
Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in March and September 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of December 31 and March 31, 2006, we had $57.60 million and $190 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate for the three and nine months ended December 31, 2006 was 6.3% and 6.6%, respectively. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
     During fiscal 2007, PolyMedica entered into a master equipment financing agreement with Citizens Asset Finance allowing us to borrow up to $5 million, secured by equipment owned by PolyMedica. The initial borrowing under the agreement was $678,000, effective October 1, 2006. The imputed interest rate on the borrowing is approximately 6.7% for a term of 36 months.
Convertible subordinated notes
     During September 2006, the Company issued in a private placement $180 million aggregate principal amount of convertible subordinated notes due September 15, 2011 (“Notes”). The Notes bear interest at 1.0% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes are general, unsecured subordinated obligations of the Company and are subordinated in right of payment to all of our existing and future senior debt, including debt under the Credit Facility. The Notes are also effectively subordinated in right of payment to all of our subsidiaries’ obligations (including secured and unsecured obligations) and are subordinated in right of payment to our secured obligations to the extent of the assets securing such obligation.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The Notes are convertible into cash and, if applicable, shares of Common Stock, based on an initial conversion rate of 20.8756 shares of Common Stock per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $47.9028 per share and is subject to adjustment). Holders may surrender their Notes for conversion prior to the close of business on April 15, 2011 under the following circumstances: (1) during any calendar quarter commencing after September 19, 2006 (and only during such calendar quarter), if the closing sale price of the Common Stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the Notes on that last trading day (2) during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of the Common Stock on such date multiplied by the then current conversion rate, or (3) if we make certain significant distributions to holders of the Common Stock, we enter into specified corporate transactions or the Common Stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on a U.S. national or regional securities exchange or any similar U.S. system of automated securities price dissemination or traded in the over-the-counter market. Holders may also surrender their Notes for conversion after April 15, 2011 and prior to maturity regardless of whether any of the foregoing conditions have been satisfied.
     Upon conversion of the Notes, holders will receive cash and shares of Common Stock, if any, based on a daily conversion value (as described in the indenture governing the Notes) calculated for each of the 25 trading days beginning on the third trading day immediately following the conversion date, except that for Notes surrendered for conversion after the thirtieth scheduled trading day prior to the maturity date and on or prior to the close of business on the business day immediately preceding maturity, holders will receive a cash payment equal to $1,000 on the maturity date and shares of our common stock, if any, calculated based on the 25 trading days beginning on the trading day following the maturity date. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to maturity, holders may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes repurchased plus accrued and unpaid interest.
     In connection with the issuance of the Notes, the Company entered into separate convertible note hedge transactions with Bank of America, N.A. and Deutsche Bank AG London with respect to its obligation to deliver shares of Common Stock upon conversion of the Notes, which are expected to reduce the potential dilution to our Common Stock upon any conversion of the Notes. The convertible note hedges give the Company the right to receive, for no additional consideration, the number of shares of Common Stock that it is obligated to deliver upon conversion of the Notes (subject to customary antidilution adjustments). The aggregate cost of these convertible note hedges was $47.0 million.
     Concurrently with the issuance of the Notes and entering into the convertible note hedge transactions, the Company also entered into separate warrant transactions whereby the Company sold warrants to acquire approximately 3.75 million shares of Common Stock (the “Warrants”), subject to customary anti-dilution adjustments, at a strike price of approximately $67.23 per share of Common Stock. The Company received aggregate proceeds of approximately $20.74 million from the sale of the Warrants.
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
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million. The proposed settlement amount would be covered by insurance and is included in Accrued expenses and Prepaid expenses and other current assets. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. Defendants have not yet filed an opposition to the motion for reconsideration because of the settlement and case closure. On or about October 31, 2006, the parties filed a joint motion to stay proceedings in the First Circuit Court of Appeals.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint. We are unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts

PolyMedica Corporation
Notes to Consolidated Financial Statements
recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
     Proposed Tax Deduction Disallowance
     In connection with an Internal Revenue Service (“IRS”) examination of our fiscal 2005 consolidated federal income tax return, we received a notice from the IRS which proposed to disallow half of the $35 million deduction we claimed in connection with the civil settlement with the Department of Justice (“DOJ”) and the Office of the Inspector General (“OIG”). We believe this deduction was properly recorded on our federal tax return in accordance with applicable tax laws and regulations in effect during the period involved. We are vigorously challenging this proposed disallowance and filed a protest with the appeals division of the IRS. We are unable to express an opinion as to the likely outcome of the proposed disallowance. An unfavorable outcome could have a materially adverse effect on our financial position and results of operations.
Commitments
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating leases, capital leases, and other commitments, and our off-balance sheet arrangements. There were no material developments during the nine months ended December 31, 2006.
9. Segment Information
     Our reportable segments, Diabetes and Pharmacy, are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. As of March 31, 2006, the assets of our Liberty Healthcare Group reporting unit, previously reported in our Diabetes segment have been reclassified to Corporate Headquarters, as these assets provide benefits to both reportable segments. The reporting units within each reporting segment have not changed, with the exception of National Diabetic Pharmacies, LLC (“NDP”) which was acquired by the Company on August 26, 2005 and IntelliCare acquired by the Company on October 28, 2005, which we added to our Diabetes segment. Our segments are as follows:
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
     During the fiscal year ended March 31, 2006, the selling, general and administrative resources of the Diabetes and Pharmacy segments were combined to achieve economies across our businesses. Management evaluates the segments based on revenue and gross margin, separately evaluating the selling, general and administrative expenses in total. We no longer allocate the selling, general and administrative expenses incurred by PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. to our reportable segments. Segment assets belonging to PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc., which included $1.33 million and $9.10 million of cash and cash equivalents as of December 31 and March 31, 2006, respectively, are considered separate from our reportable segments for management evaluation purposes.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Net revenues:
Diabetes	$122,047	$110,481	$352,527	$288,997
Pharmacy	55,168	21,450	144,687	61,889

Total	$177,215	$131,931	$497,214	$350,886

Gross margin:
Diabetes	$68,918	$60,941	$199,392	$167,558
Pharmacy	9,363	7,991	27,180	21,802

Total	$78,281	$68,932	$226,572	$189,360

Reconciliation of segment gross margin to income from continuing operations before income taxes:
Diabetes gross margin	$68,918	$60,941	$199,392	$167,558
Pharmacy gross margin	9,363	7,991	27,180	21,802
Selling, general and administrative expenses	(61,040)	(52,328)	(181,519)	(140,650)
Other income and expense	(1,746)	(1,464)	(7,717)	(2,039)

Income from continuing operations before income taxes	$15,495	$15,140	$37,336	$46,671

	December 31,	March 31,
	2006	2006
Segment assets:
Diabetes	$369,270	$365,546
Pharmacy	36,572	18,279
Corporate Headquarters and Liberty Healthcare Group, Inc.	55,020	45,492

Total	$460,862	$429,317

10. Shareholders’ Equity
     Changes to stockholders’ equity consisted of the following activity:

Balance at March 31, 2006	$159,151
Nine months ended December 31, 2006:
Net income	23,708
Proceeds from sale of warrants	20,736
Tax benefit of derivatives	17,108
Stock-based compensation	8,954
Proceeds from the exercise of stock options	4,583
Tax benefit from exercise of stock options	1,444
Dividends paid	(10,408)
Repurchase of common stock	(29,624)
Purchase of note hedge, net of fees	(47,004)

Balance at December 31, 2006	$148,648

     In the quarter ended December 31, 2006, we paid a $0.15 per share cash dividend on 22,726,806 common shares outstanding for a total payment of $3.41 million to our common shareholders of record as of the close of business on November 6, 2006.

PolyMedica Corporation
Notes to Consolidated Financial Statements
11. Stock-Based Compensation
     PolyMedica has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock awards, including restricted stock and stock options, as determined by the Company’s Board of Directors or its Compensation Committee. Generally, restricted stock awards and stock options granted to employees are subject to four year vesting terms, assuming continued employment with the Company, with one year vesting terms for awards granted to members of our Board of Directors. Generally, stock options are awarded with an expiration period of ten years, and upon an optionee’s termination of service or employment, such expiration period may be reduced. For restricted stock awards granted, PolyMedica retains the right to repurchase any unvested shares at par value upon termination of employment or service. Upon a change in control of the Company, all options held by certain employees, regardless of grant date, become immediately exercisable and restricted stock awards granted to such employees cease to be subject to restrictions and the Company’s repurchase rights. Nonqualified and incentive options are granted at fair market value on the date of grant.
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
     The total stock-based compensation of $3.00 million and $8.95 million, including restricted stock awards, recorded during the three and nine months ended December 31, 2006 upon the adoption of SFAS No. 123(R) on April 1, 2006, has been included in the statement of operations within selling, general and administrative expenses thereby reducing income from continuing operations by $3.00 million and $8.95 million and net income by $1.91 million and $5.69 million or $0.08 and $0.24 per diluted weighted average share. Stock-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.
     Stock Options - The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the Company’s stock. The decline in volatility in the nine months ended December 31, 2006 was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon

PolyMedica Corporation
Notes to Consolidated Financial Statements
issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
     The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
Dividend yield	1.50%	1.70%	1.49%	1.70%

Expected volatility	31.72%	36.11%	33.26%	40.47%

Risk-free interest rate	4.62%	4.37%	4.77%	3.92%

Expected life	3.75	3.75	3.75	3.75

	Three months ended		Nine months ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2006	2005
Weighted average fair value of options granted	$10.85	$10.31	$9.06	$11.42

Weighted average fair value of Employee Stock Purchase Plan rights granted below fair value	$10.15	$6.49	$9.09	$6.46
     A summary of stock option activity as of December 31, 2006 and changes during the three and nine months then ended is presented below:

				Weighted Average
		Weighted	Aggregate	Remaining
	Option	Average	Intrinsic Value	Contractual Term
	Shares	Option Price	(in thousands)	in Years
Outstanding as of March 31, 2006	3,188,358	$29.36		8.17

Granted	30,000	41.19
Exercised	(58,202)	27.17
Cancelled	(6,876)	34.86

Outstanding as of June 30, 2006	3,153,280	$29.50	$20,370	7.94

Granted	5,000	36.26
Exercised	(87,278)	21.61
Cancelled	(32,566)	33.64

Outstanding as of September 30, 2006	3,038,436	$29.70	$39,847	7.62

Granted	34,000	40.00
Exercised	(10,000)	24.80
Cancelled	(35,000)	22.65

Outstanding as of December 31, 2006	3,027,436	29.91	$31,823	7.49

Vested and exercisable as of December 31, 2006	1,857,993	27.18	$24,574	6.96

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The total intrinsic value of options exercised during the quarter ended December 31, 2006 and 2005 was approximately $150,000 and $1.40 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was approximately $2.83 million and $6.18 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
     As of December 31, 2006, there was $14.00 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 2.32 years.
     Restricted Stock Awards — PolyMedica awards to a number of key employees and directors shares of restricted Company common stock. The vesting terms of the awards generally range from 1 to 4 years, assuming continued employment or service, with some exceptions. The fair market value of the award at the time of the grant is amortized to expense over the period of vesting. Recipients of restricted stock have the right to vote such shares and receive dividends. The fair value of restricted stock awards is generally determined based on the number of shares granted and the market value of the Company’s shares on the grant date. During the quarter ended December 31, 2006, we granted 23,850 restricted shares at a weighted average fair value of $41.93 on the grant date. During the nine months ended December 31, 2006, we granted 157,540 restricted shares at a weighted average fair value of $31.95 on the grant date.
     A summary of the status of our restricted stock as of December 31, 2006 and changes during the three and nine months then ended are presented below:

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Non-vested as of March 31, 2006	206,313	$0.01	$34.51

Granted	690	$0.01	$36.21
Vested	(938)	$0.01	$32.26
Cancelled	—	—	—

Non-vested as of June 30, 2006	206,065	$0.01	$34.53

Granted	133,000	$0.01	$30.14
Vested	(26,155)	$0.01	$35.57
Cancelled	—	—	—

Non-vested as of September 30, 2006	312,910	$0.01	$32.57

Granted	23,850	$0.01	$41.93
Vested	(3,095)	$0.01	$35.62
Cancelled	—	—

Non-vested as of December 31, 2006	333,665	$0.01	$33.21

     The total fair value of shares vested during the quarter ended December 31, 2006 and 2005 was $110,000 and $30,000, respectively. The total fair value of shares vested during the nine months ended December 31, 2006 and 2005 was $1.07 million and $181,000, respectively.
     Of the total $3.00 million stock-based compensation expense recorded in the quarter ended December 31, 2006, compensation expense related to restricted stock grants totaled $743,000. Of the total $8.95 million stock-based

PolyMedica Corporation
Notes to Consolidated Financial Statements
compensation expense recorded in the nine months ended December 31, 2006, compensation expense related to restricted stock grants totaled $2.05 million.
     As of December 31, 2006, there was $8.06 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.72 years.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the three and nine months ended December 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
(in thousands, except per share data)	2005	2005
Income from continuing operations, net of income taxes	$9,614	$29,629
Add back: Stock compensation costs, net of tax, on options and restricted stock granted below fair market value	360	727
Less: Stock compensation costs, net of tax, had all employee options and restricted stock been recorded at fair value	(1,928)	(5,854)

Adjusted net income	$8,046	$24,502

Net income per weighted average share, basic, as reported	$0.40	$1.16
Net income per weighted average share, diluted, as reported	$0.40	$1.14
Adjusted net income per weighted average share, basic	$0.34	$0.96
Adjusted net income per weighted average share, diluted	$0.33	$0.95
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
12. Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(In thousands, except per share data)	2006	2005	2006	2005
Income from continuing operations, net of income taxes	$9,839	$9,614	$23,708	$29,629

BASIC:
Weighted average common stock issued and outstanding, end of period	22,546	23,787	22,895	25,412
Income from continuing operations, net of income taxes, per weighted average share, basic	$0.44	$0.40	$1.04	$1.16

DILUTED:
Weighted average common stock issued and outstanding, end of period	22,546	23,787	22,895	25,412
Weighted average dilutive common stock equivalents	605	483	524	510

Weighted average common stock and dilutive common stock equivalents outstanding	23,151	24,270	23,419	25,922
Income from continuing operations, net of income taxes, per weighted average share, diluted	$0.43	$0.40	$1.01	$1.14

     Potentially Dilutive Common Stock Equivalents
     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 33,500 and 1.24 million outstanding options not included in the diluted earnings per share computation as of December 31, 2006 and 2005, respectively. During the nine months ended December 31, 2006 and 2005, options to purchase 107,500 and 1.24 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
     Incremental net shares for the Notes and the warrant transactions will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $47.90 per share in the case of the Notes and $67.23 per share in the case of the warrants. The Notes would be included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $47.90 is less than the average market price of the Company’s common stock for the period, because upon conversion, the principal amount is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. During the period ended December 31, 2006, the average market price of the Company’s common stock was less than the conversion price of the Notes and the exercise price of the warrants and therefore both are anti-dilutive. The net shares issued upon conversion of the Notes or exercise of the warrants are excluded from the diluted earnings per share calculation. See Note 7 for more information with respect to the convertible note hedges and the warrant transactions.
13. Comprehensive Income
     Our total comprehensive income approximates net income for the three and nine months ended December 31, 2006 and 2005. Unrealized gains (losses) on investments were not material for any periods presented.
14. New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax

PolyMedica Corporation
Notes to Consolidated Financial Statements
position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements, if any.
     In September 2006, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statement (“SAB 108”) to provide guidance on how to assess the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the potential impact of SAB 108 on our results of operations and our financial position.
15. Subsequent Events
     On January 26, 2007, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on February 5, 2007, payable on February 15, 2007.
     On January 18, 2006, upon request, we funded the third and final $5.0 million loan to AgaMatrix in accordance with the product supply agreement entered into between the Company and AgaMatrix on August 5, 2005.

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
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of December 31, 2006, we served approximately 925,000 active diabetes patients, compared to approximately 862,000 active patients as of December 31, 2005. We meet the needs of our diabetes patients by:
-	providing delivery of supplies directly to our patients’ homes;

-	billing Medicare, other government agencies and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

-	providing medical call and contact center services and 24-hour telephone support to patients;

-	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.
     Sales from this segment represented 68.9% and 83.7% of total net revenues for the three months ended December 31, 2006 and 2005, respectively. Sales from this segment represented 70.9% and 82.4% of total net revenues for the nine months ended December 31, 2006 and 2005, respectively, making it our largest operating segment.
     During the fiscal year ended March 31, 2006, we acquired National Diabetic Pharmacies, LLC (“NDP”) and IntelliCare. When acquired, NDP was a market-leading provider of diabetes products and disease management services to over 113,000 patients with more than half covered by programs NDP established with managed care organizations and employers. As part of our integration process, NDP merged into Liberty Medical Supply, Inc. in the quarter ended December 31, 2006. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     Approximately 89% of our Diabetes patients are covered by Medicare. As a result, changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. No further adjustments in reimbursement rates for test strips and lancets were made through the end of calendar year 2006.
     The Medicare Modernization Act further established a program for competitive bidding for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which is currently expected to include certain diabetes testing supplies in certain areas of the United States referred to as Competitive Bid Areas (“CBAs”), beginning in calendar 2007. On May 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published the proposed rule for the DMEPOS competitive bidding program. This proposed rule would implement DMEPOS competitive bidding programs throughout the United States in accordance with sections 1847(a) and (b) of the Social Security Act. This program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups, under Part B of the Medicare program, by utilizing bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will exclusively furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that CMS identifies as having the highest potential for Medicare program savings, and based on the proposed rule will likely include diabetes testing supplies. The competitive bidding program for diabetes testing supplies could be implemented in as many as ten metropolitan service areas in 2007 and could be expanded to include additional competitive bid areas in 2009. Under the proposed competitive bidding regulations, a regional or national DMEPOS competitive bidding program may be implemented in 2010 for DMEPOS items that are provided through mail order.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. As with our Diabetes segment, we provide delivery to our patients and bill government programs and insurance companies directly on our patient’s behalf.
     The Medicare Modernization Act also provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, reimbursement for sales to our patients was covered by the Federal Employees Health Benefit Program (“FEP”), other commercial insurance plans or patients paid at the time of purchase. Under Part D, coverage is now available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from active patients that order diabetes and pharmacy supplies from us. Many of our patients are covered by FEP, which comprised approximately 23% and 57% of the Pharmacy segment’s net revenues for the three months ended December 31, 2006 and 2005, respectively. The FEP program comprised approximately 27% and 58% of the Pharmacy segment’s net revenues for the nine months ended December 31, 2006 and 2005, respectively.
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
     During the quarter ended September 30, 2006, we entered in an agreement with Medco Health Solutions, Inc. (“Medco”) whereby Medco will provide us with pharmacy fulfillment services. We continue to work through the integration of Medco’s services and expect that it will be fully integrated by March 31, 2007. We have also agreed to work together to develop ways to serve and improve outcomes of our respective diabetes patients. We are unable to assess the impact that this relationship may have on our Pharmacy and Diabetes segments.
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
     In addition, advertising rates may fluctuate during the year, which may affect our acquisition of new patients. We may purchase less advertising when rates are higher, which generally occurs in November and December, or when response rates are lower, typically in July and August. As a result, our acquisition of new patients during these periods is generally lower than other periods, and therefore our net revenues may fluctuate accordingly.
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
Results of Operations
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006		2005
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	$ Change	% Change
Net revenues:
Diabetes	$122,047	68.9%	$110,481	83.7%	$11,566	10.5%
Pharmacy	55,168	31.1	21,450	16.3	33,718	157.2

Total net revenues	$177,215	100.0%	$131,931	100.0%	$45,284	34.3%

     The increase in Diabetes net revenues was due primarily to the 7.3% net growth in our patient base, which grew to 925,000 active patients as of December 31, 2006, from approximately 862,000 as of December 31, 2005. In the twelve months since December 31, 2005, we added approximately 191,000 new patients from direct-response advertising and 47,000 from patient list acquisitions. The attrition of approximately 175,000 patients in the twelve months ended December 31, 2006, yielded net growth in the Diabetes patient base from the third quarter of fiscal 2006 through the third quarter of fiscal 2007 of approximately 63,000 patients or 7.3%.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company increased shipped orders by 100.8% and generated a 27.9% increase in the average revenue per shipment in the three months ended December 31, 2006 as compared with last year’s December quarter.

     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006		2005
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	$ Change	% Change
Gross margin:
Diabetes	$68,918	56.5%	$60,941	55.2%	$7,977	13.1%
Pharmacy	9,363	17.0	7,991	37.3	1,372	17.2

Total gross margin	$78,281	44.2%	$68,932	52.2%	$9,349	13.6%

     Gross margin in the third quarter of fiscal 2007 increased 13.6% to $78.28 million from $68.93 million for the same period last year. The $9.35 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Overall gross margin was 44.2% of net revenues compared with 52.2% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the relative increase in revenue from our lower margin Pharmacy segment, the addition of the IntelliCare business and the relative increase of diabetes revenue from commercial insurers.
     Diabetes gross margin increased $7.98 million from last year due to the $11.57 million increase in Diabetes revenue and was 56.5% of net revenues in the third quarter of fiscal 2007 as compared with 55.2% of net revenues last year. The increase in gross margin percentage from last year was due to a decrease in the average diabetes strip and related product costs. However, during the third quarter, these margin improvements were partially offset by higher revenue from our commercial diabetes and insulin pump patients, as well as the IntelliCare acquisition. The Company’s commercial diabetes business results in lower reimbursement rates than non-commercial business and includes the dispensing of higher cost branded products when compared to the Company’s private label products. The acquisition of IntelliCare contributed to a lower gross margin because this business has lower gross margins than the historical Diabetes segment.
     Pharmacy gross margin increased $1.37 million from last year due to the $33.72 million increase in net revenues and was 17.0% of net revenues this quarter as compared with 37.3% of net revenues last year. Our Pharmacy segment has lower gross margins than our Diabetes segment due to the level of reimbursement offered under the Part D drug benefit program and higher product costs due primarily to the large percentage of revenue generated from dispensing brand medications. In recent quarters, we have experienced a gross margin reduction in the Pharmacy segment because of a large number of high volume brand drugs that came off of patent protection and were sourced as single source generics. With respect to single source generics, the Company continues to pay near-brand pricing but is reimbursed at a lower generic rate.
     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the three months ended December 31, 2006 and 2005:

	Dec. 31,	Dec. 31,
	2006	2005
Employee compensation and benefits	$23,499	$22,261
Direct-response advertising amortization	12,540	10,828
Depreciation expense	2,492	1,964
Amortization of intangible assets	4,061	2,389
Provision for doubtful accounts	4,495	4,952
Stock-based compensation	3,001	565
Other	10,952	9,369

Selling, general and administrative expenses	$61,040	$52,328

Selling, general and administrative expenses as a percentage of net revenues	34.4%	39.7%

     The $8.71 million increase in selling, general and administrative expense from last year related to increased headcount and other costs associated with the acquisition of IntelliCare in the third quarter of fiscal 2006, increased amortization expense from certain assets of thirteen diabetes companies acquired since September 30, 2005, an increase in the amortization of direct response advertising, and the inclusion of stock-based compensation in the financial statements in fiscal 2007 in accordance with SFAS 123(R). As a percentage of net revenue, selling, general and administrative expense in the third quarter was 34.4% compared to 39.7% last year and 36.7% last quarter.

     Other selling, general and administrative expenses include such expenses as legal expenses, audit fees, communication costs and other operating expenses.
     Other Income and Expense
     The following table presents interest expense incurred in connection with debt borrowings for the periods presented and investment income earned on our cash, cash equivalents and deferred compensation plan balances.

	Three Months Ended December 31,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$351	$232	$119	51.3%
Interest and other expense	$(2,097)	$(1,696)	$(401)	(23.6)%
     The increase in interest expense incurred in the three months ended December 31, 2006, as compared with the three months ended December 31, 2005, related to interest incurred on outstanding borrowings under the Credit Facility and convertible notes. Borrowings under the Credit Facility were used to fund acquisitions and stock repurchases completed during the fiscal year ended March 31, 2006 and the nine months ended December 31, 2006. Proceeds from the issuance of the convertible notes were used to repay a portion of the outstanding amounts under the Credit Facility, repurchase stock and pay for certain hedge transactions in connection with the convertible notes offering.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
(in thousands)	2006	2005
Income tax provision	$5,656	$5,526
Effective tax rate	36.5%	36.5%
     The effective tax rates in the three months ended December 31, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note 8, Commitments and Contingencies, for the description of a proposed tax deduction disallowance.
Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005
     Net Revenues
     The following table presents segment net revenues from continuing operations expressed as a percentage of net revenues for the nine months ended December 31, 2006 and 2005.

	Nine Months Ended December 31,
	2006		2005
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$352,527	70.9%	$288,997	82.4%	22.0%
Pharmacy	144,687	29.1	61,889	17.6	133.8

Total net revenues	$497,214	100.0%	$350,886	100.0%	41.7%

     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Nine Months Ended
	December 31, 2005
	Net	% Net
(in thousands)	Revenues	Revenues
Diabetes	$315,859	83.6%
Pharmacy	61,889	16.4

Total net revenues	$377,748	100.0%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.
     The increase in Diabetes net revenues was due primarily to the 7.3% net growth in our patient base, which grew to 925,000 active patients as of December 31, 2006, from approximately 862,000 as of December 31, 2005. In addition, Diabetes net revenue growth was attributable to the acquisitions of NDP and IntelliCare in fiscal 2006. The NDP acquisition closed on August 26, 2005 and therefore four months were included in last year’s financial results for the nine months ended December 31, 2005, and the IntelliCare acquisition closed October 31, 2005 and therefore two months were included in last year’s results of operations for the nine month period ended December 31, 2005.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company achieved a 26.3% increase in the average revenue per shipment in the nine months ended December 31, 2006 as compared with the nine months ended December 31, 2005.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the nine months ended December 31, 2006 and 2005 for continuing operations.

	Nine Months Ended December 31,
	2006		2005
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$199,392	56.6%	$167,558	58.0%	19.0%
Pharmacy	27,180	18.8	21,802	35.2	24.7

Total gross margin	$226,572	45.6%	$189,360	54.0%	19.7%

     The following table presents the consolidated results of continuing operations on an unaudited pro forma basis as if the acquisition of NDP had taken place at the beginning of the period presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Nine Months Ended
	December 31, 2005
	Gross	Gross
(in thousands)	Margin	Margin %
Gross margin:
Diabetes	$175,095	55.4%
Pharmacy	21,802	35.2

Total gross margin	$196,897	52.1%

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results which may occur in the future.
     Gross margin in the nine months ended December 31, 2006 increased 19.7% to $226.57 million from $189.36 million for the same period last year. The $37.21 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Gross margin was 45.6% of net revenues compared with 54.0% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the increase in Pharmacy revenue and revenue generated through the acquisition of NDP in fiscal 2006. Diabetes gross margin increased $31.83 million from last year due to the $63.53 million increase in Diabetes revenue and was 56.6% of net revenues in the nine months ended December 31, 2006 as compared with 58.0% of net revenues last year. Pharmacy gross margin increased $5.38 million from last year due to the $82.80 million increase in net revenues and was 18.8% of net revenues in the nine months ended December 31, 2006 as compared with 35.2% of net revenues last year. The decrease in gross margin percentage in the Pharmacy segment was due to the growth in net revenues attributable to the Liberty Part D drug benefit program that generates a lower gross margin than the historical pharmacy business.
     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general, and administrative expenses for the nine months ended December 31, 2006 and 2005:

	Dec. 31,	Dec. 31,
	2006	2005
Employee compensation and benefits	$70,407	$59,812
Direct-response advertising amortization	36,235	31,246
Depreciation expense	7,568	5,757
Amortization of intangible assets	10,198	5,253
Provision for doubtful accounts	15,824	14,477
Stock-based compensation	8,954	1,144
Other	32,333	22,961

Selling, general and administrative expenses	$181,519	$140,650

Selling, general and administrative expenses as a percentage of net revenues	36.5%	40.1%

     The $40.87 million increase in selling, general and administrative expense from last year related primarily to increased headcount to support the growth of the Diabetes and Pharmacy businesses, amortization expense and other general costs associated with the acquisitions of NDP, IntelliCare and certain assets of thirteen diabetes companies acquired since September 30, 2005, the inclusion of stock-based compensation in the financial statements in fiscal 2007 and an increase in direct-response advertising amortization.
     Other selling, general and administrative expenses include such expenses as legal expenses, audit fees, communication costs and other operating expenses.
     Other income and expense
     The following table presents investment income earned on our cash, equivalents, marketable securities and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Nine Months Ended December 31,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$737	$931	$(194)	(20.8)%
Interest expense	$(8,454)	$(2,970)	$(5,484)	(184.7)%
     The increase in interest expense incurred in the nine months ended December 31, 2006, as compared with the nine months ended December 31, 2005, related to interest expense incurred on the higher level of outstanding borrowings under the credit facility and convertible notes issued in fiscal 2007 as compared with fiscal 2006.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the nine months ended December 31, 2006 and 2005 for continuing operations.

	Nine Months Ended December 31,
(in thousands)	2006	2005
Income tax provision (benefit)	$13,628	$17,042
Effective tax rate	36.5%	36.5%
     The effective tax rates in the nine months ended December 31, 2006 and 2005 were higher than the Federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note 8, Commitments and Contingencies, for the description of a proposed tax deduction disallowance.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the nine months ended December 31, 2006 and 2005.

	Nine Months Ended December 31,
(in thousands)	2006	2005
Net cash provided by operating activities	$42,314	$11,719
Net cash used for investing activities	(30,856)	(46,021)
Net cash provided by (used for) financing activities	(19,232)	(31,873)

Net change in cash and cash equivalents	$(7,774)	$(66,175)

     Our cash and cash equivalents balance decreased $7.77 million from $9.10 million as of March 31, 2006 to $1.33 million as of December 31, 2006. During the nine months ended December 31, 2006, the Company paid $26.60 million to complete nine acquisitions of competing diabetes programs. To meet its diabetes growth targets, the Company maintains an active diabetes acquisition program to supplement its direct-response advertising programs. In addition, we paid $29.62 million to repurchase 705,000 shares of our common stock in September 2006. The share repurchase was an important component of the $180 million convertible notes transaction in order to help reduce short-selling pressure on the Company’s stock that is common in these transactions, as well as meet the Company’s goal of enhancing shareholder value and meeting our return on equity goals. In connection with the convertible notes transactions and as a result of cash flow generated from operations, we repaid $132.40 million in amounts then outstanding under our Credit Facility. The Company intends to use cash flows generated from operations to complete acquisitions, repurchase stock or repay amounts outstanding under the Credit Facility.

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
     These outflows were partially offset by proceeds from $180.0 million of convertible notes transactions completed in the quarter ended September 30, 2006 and cash flow provided by operating activities. The convertible notes transaction was completed in order to reduce the Company’s borrowing rate and also to reduce the volatility and risk of floating-rate debt instruments that are inherent in the funds borrowed under the Company’s Credit Facility. The convertible notes transaction included a one percent (1%) fixed coupon rate, compared with an average interest rate under the Credit Facility in the quarter ended December 31, 2006 of 6.3%. In the quarter ended December 31, 2006, this served to reduce our overall weighted average interest rate to 2.7%.
     The growth of our business is currently funded primarily through cash flow from operations and borrowings under our Credit Facility. For the nine months ended December 31, 2006, cash provided by operating activities was $42.31 million compared to $11.72 million in the year earlier period.
     Contributing to the increase in operating cash flow was a 41.7% increase in net revenues from $350.89 million in the nine months ended December 31, 2005 to $497.21 million in the nine months ended December 31, 2006. Days sales outstanding for the quarter were 53 days a decrease of 14 days from 67 days as of March 31, 2006. The decrease in days sales outstanding demonstrates our continued improvement in the collection of receivables on billings that had been negatively impacted by document re-verification processes that were completed in fiscal 2006. Cash collections for the current quarter also included the release of payments that were suspended by Medicare at the end of September 2006. Inventory days on hand as of December 31, 2006, decreased three days to 41 days compared with 44 days as of March 31, 2006. Cash flow generated from operating activities were used to purchase $44.15 million of direct-response advertising in the nine months ended December 31, 2006. We will continue to engage in a high level of television advertising throughout the remainder of fiscal 2007, which combined with our proactive approach and high level of service to existing patients, has resulted in solid revenue growth.
     Net cash flows used for investing activities in the nine months ended December 31, 2006 was $30.86 million, or a decrease of $15.16 million from the $46.02 million cash used in investing activities in the year ago period. During the nine months ended December 31, 2006, the Company paid $26.60 million to purchase certain assets of nine diabetes companies. In the year earlier period, the Company used $75.37 million to purchase certain diabetes assets, including the NDP and IntelliCare acquisitions and also received $42.10 million from the sale of its Women’s Health Products Division. The NDP acquisition represented the acquisition of the Company’s fourth largest competitor in the mail-order diabetes industry and represented an opportunity to increase the Company’s business with commercial insurers, enhance diabetes management services and expand its health care professional sales force initiatives. The sale of the Women’s Health Products Division represented a decision by the Company to focus on its core diabetes and pharmacy businesses. In the quarter ended December 31, 2006, we received $3.89 million in proceeds from the sale of our Deerfield Beach, Florida facility that was acquired as part of the assets of National Diabetic Assistance Corporation in January 2005.
     Net cash used for financing activities in the nine months ended December 31, 2006 was $19.23 million, a decrease of $12.64 million, as compared with $31.87 million used for financing activities in the nine months ended December 31, 2005. The increase was primarily due to proceeds from the September 2006 issuance of $180 million in convertible notes, partially offset by $5.81 million paid in debt issuance costs, $26.27 million, net, paid to enter into certain convertible note hedge and warrant transactions with respect to our common stock that were entered into for the purpose of reducing the potential dilution upon conversion of the newly issued notes. We also repaid $132.40 million in amounts outstanding under our Credit Facility in the nine months ended December 31, 2006 compared with borrowing $167.50 million in the nine months ended December 31, 2005. In addition, during the nine months ended December 31, 2006, the Company acquired 705,000 shares of our common stock for $29.62 million compared with the purchase of 5 million shares of our common stock for $192.21 million in the year earlier period.
     In April 2006, we increased the available funds under our revolving Credit Facility to $250 million from $217.5 million. As of December 31, 2006, we had $57.60 million outstanding under the Credit Facility. The available Credit Facility balance of $192.40 million will be available to fund acquisitions, stock repurchases, capital expenditures, and for other general corporate purposes.

     We believe that our ending cash and cash equivalents balance as of December 31, 2006 of approximately $1.33 million coupled with cash flow generated by operations and available Credit Facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future acquisitions of diabetes competitors, and other investing and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available Credit Facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes and Pharmacy segments depend on the continued availability of Medicare reimbursement.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a description of our contractual obligations, specifically our operating lease, capital lease, and other commitments, and our off-balance sheet arrangements. There were no material developments during the nine months ended December 31, 2006.
     New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, “FIN 48” requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting “FIN 48” on our financial position and results of operations has not been finalized.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements, if any.
     In September 2006, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statement (“SAB 108”) to provide guidance on how to assess the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the potential impact of SAB 108 on our results of operations and our financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for our quantitative and qualitative disclosure about market risk. There were no material developments regarding our assessment of these risks during the nine months ended December 31, 2006.
Item 4. Controls and Procedures
(1) Disclosure controls and procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(2) Changes in internal controls
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. – Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 9, 2006, for a complete description of our legal proceedings. There were material developments regarding these legal proceedings during the nine months ended December 31, 2006.
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
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million. The proposed settlement amount would be covered by insurance and is included in Accrued expenses and Prepaid expenses and other current assets. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. Defendants have not yet filed an opposition to the motion for reconsideration because of the settlement and case closure. On or about October 31, 2006, the parties filed a joint motion to stay proceedings in the First Circuit Court of Appeals.
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
Our ability to navigate the challenges of the Medicare Prescription Drug program could negatively impact our Pharmacy segment
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program, or “Part D”, which gives beneficiaries access to prescription drug coverage. The program involves many challenges and we will continue to closely monitor the implementation of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the net revenue and earnings impact. While we are committed to investing in this long term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate, our ability to successfully adjudicate claims at profitable reimbursement rates, and encourage patients’ compliance with their prescriptions.
     In addition, we presently are a participating pharmacy in approximately 89% of the 2,172 Prescription Drug Plans and approximately 88% of the 36,348 Medicare Advantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D through pharmacy networks administered by Leader Drug Stores, Inc. and AmerisourceBergen Drug Corporation. While the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans in the event we were no longer permitted to participate in these pharmacy networks, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result. In addition, these individual contracts could be less profitable than our network pharmacy contracts. Certain prescription drug plans have excluded Liberty as a participating pharmacy in their plans which we believe is a violation of the “any willing pharmacy” provisions of the Medicare Modernization Act. We are presently working to resolve these issues.
Competitive bidding for durable medical equipment suppliers could negatively affect our Diabetes segment
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which are expected to include diabetes test strips and other diabetes testing items, beginning in calendar year 2007. The competitive bidding program for diabetes testing supplies could be implemented in as many as ten metropolitan service areas in 2009 and could be expanded to include additional competitive bid areas in 2009. Under the proposed competitive bidding regulations, a regional or national DMEPOS competitive bidding program may be implemented in 2010 for DMEPOS items that are provided through mail order. Competitive bidding could cause our operating results to be negatively affected.

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
The profitability of our segments will decrease if we do not receive recurring orders from patients
     The profitability of our segments depends in large part on recurring and sustained orders. We generally incur losses and negative cash flow with respect to the first order from a new patient, due primarily to the marketing and regulatory compliance costs associated with initial patient qualification. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including patient preferences for home delivery, compliance with their doctor’s orders and prescriptions, competitive price pressures, patient transition to extended care facilities and patient mortality.
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
Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of December 31, 2006 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.
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
     As of December 31, 2006, we had $57.60 million in outstanding indebtedness and $192.40 million in additional borrowing capacity available to us under our revolving Credit Facility as well as $180 million of outstanding convertible debt. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to make strategic acquisitions and capital and other expenditures.
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
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith W. Jones
Keith W. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 7, 2007

Exhibit Index

Exhibit
Number		Description

3.1	-	First Amendment to the Restated Bylaws of the Company adopted November 17, 2006.

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.