Form 10-K
period 2007-03-31
POLYMEDICA CORP
filed 2007-05-29
CIK 878748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Common Stock, $.01 par value per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
Series B Junior Participating Preferred Stock, $.01 par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $689,412,797 based on $42.81 per share, the closing price of the Common Stock as reported by The NASDAQ Stock Market LLC on September 29, 2006.
     We count each stockholder who is not otherwise an officer, director or holder of 5% or more of our outstanding common stock as a non-affiliate. This status determination is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting stock authorized or outstanding.
     As of May 29, 2007, there were 22,742,488 shares of the registrant’s Common Stock issued and outstanding at $0.01 per share and no shares of Series B Junior Preferred Stock were issued and outstanding at $0.01 per share.
     Documents incorporated by reference: The registrant intends to file, not later than 120 days following the registrant’s fiscal year end, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s Annual Meeting of Shareholders to be held on September 18, 2007. The information required in response to Items 10 – 14 of Part III of this Form 10-K is hereby incorporated in this Form 10-K (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1 – Business – Executive Officers of the Registrant”) by reference to such proxy statement. With the exceptions of the portions of the proxy statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

POLYMEDICA CORPORATION

PART I
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target” and similar expressions) should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the factors discussed in this section and elsewhere in this Annual Report on Form 10-K, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.
ITEM 1. BUSINESS
Overview
          PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies and related products, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimens on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We also provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management.
     We attract new patients to our diabetes business through five sources. We communicate directly with potential patients through targeted television, internet and print advertising, as well as direct mail. We serve as a service provider to members of commercial health plans. We obtain patients by acquiring competitors. Patients are referred to us by physicians’ offices. Finally, we work to establish relationships with business partners who can assist in our clinical outreach to patients. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular, seniors, and help them follow their doctors’ orders, obtain their medications and diabetes testing supplies and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and from patients directly. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients through our patient-centric model has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
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
Business Strategies
     Our principal strategy is to utilize the brand recognition of our Liberty name, to apply our core competencies in direct-response marketing and to market our quality patient service, efficient patient care management and call center operation to grow our business. Our strategy is to focus on our core diabetes patient base, serving our patients’ needs by providing diabetes supplies, prescription medications and other healthcare services.
     Continue growth in our Diabetes segment by expanding our patient base. Since the August 1996 acquisition of Liberty, we have invested in an ongoing program of direct-response television advertising, direct mail and, more recently, business and intangible asset acquisitions to reach a larger number of seniors. Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in our active diabetes patient base from approximately 17,000 patients at the time of Liberty’s acquisition to approximately 943,000 patients as of March 31, 2007. This strategy, combined with our proactive approach and high level of service that yields high patient retention rates, has resulted in solid revenue growth. We will continue to invest in a high level of television advertising in fiscal 2008 and continue to evaluate from time to time the acquisition of other diabetes supply businesses. In addition, we hope to strengthen our presence in the commercial diabetes marketplace, which we entered with the acquisition of National Diabetic Pharmacies, LLC (“NDP”) in August 2005, by leveraging our significant buying power and diabetes expertise to deliver competitive pricing and patient care management services to health insurers and employees. Also, we will be increasing our commitment to alternative methods of attracting new patients, such as health care professional and patient referrals, print advertising, direct mail and the Internet. We continue to seek opportunities to deliver new products to a broader patient base by leveraging our order distribution system and software for billing and patient monitoring. In fiscal 2007, we began distribution of a second private-label AgaMatrix/Liberty brand blood glucose monitor to complement our long-standing private label relationship with Abbott Diabetes Care. To manage our growth effectively, we are continually improving our operations and information systems.
     Use our Pharmacy segment and patient care management operations to maximize the growth potential presented through the Medicare prescription drug benefit. Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. Our Pharmacy segment offers a wide-range of prescription drugs for delivery. Historically, the majority of our Pharmacy patients were not eligible for Medicare reimbursement for prescription medications and the primary source of third party reimbursement was from commercial insurance companies and prescription drug plans. The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gave beneficiaries access to prescription drug coverage beginning January 1, 2006. Under Part D, coverage is available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits cover prescription drugs, including insulin and syringes. Our goal is to expand our Pharmacy business through the continued penetration of our Diabetes patient base as well as the potential acquisition of complementary specialty pharmacy companies to help us develop the economies of scale that will allow us to compete successfully in fiscal 2008 and beyond. We will also continue to employ a strategy of marketing our unique patient care management and call center operations to provide enrollment services to providers of prescription drug plans and Medicare Advantage prescription plans.
     Continue adding complementary products and businesses. We continue to evaluate from time to time opportunities for the acquisition of businesses and products to expand and complement our existing product lines in the chronic care industry, primarily the diabetes sector. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be provided through our existing marketing infrastructure and which utilize our strengths in marketing and distribution. We also continue to consider adding from time to time businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.
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
Reportable Segments
     Financial information relative to each of our reportable segments described below is set forth in Note Q to our consolidated financial statements contained in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of March 31, 2007, we served approximately 943,000 active diabetes patients, compared to approximately 875,000 active patients as of March 31, 2006. We meet the needs of our diabetes patients by:
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
     Sales from this segment represented 70.5%, 81.3% and 82.9% of total net revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, making it our larger operating segment.
     During the fiscal year ended March 31, 2006, we acquired NDP and IntelliCare, Inc. (“IntelliCare”). When acquired, NDP was a market-leading provider of diabetes products and disease management services to over 113,000 patients with more than half of its patients covered by programs that NDP had established with managed care organizations and employers. As part of our integration process, NDP merged into Liberty Medical Supply, Inc. in the quarter ended December 31, 2006. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     Approximately 86% of our Diabetes patients are covered by Medicare. As a result, changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. No further adjustments in reimbursement rates for test strips and lancets were made through the end of calendar year 2006.
     The Medicare Modernization Act further established a program for the competitive acquisition for certain covered items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). On April 2, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, which will require competitive bidding of certain DMEPOS items in ten competitive bid areas (“CBAs”) by April 2008, and additional areas thereafter. Diabetes testing supplies, including test strips and lancets, which are commonly supplied via mail order delivery, will be subject to the competitive bidding process. For the first 10 CBAs, or the “First Phase,” diabetes testing supplies will be bid mail-order only; storefront sales are not subject to competitive bidding in the first 10 CBAs. In calendar 2010, mail order diabetes testing supplies may be subject to a national or regional mail order program, which would require mail order suppliers to bid on areas larger than the current CBAs. Presently, blood glucose monitors are not included in the competitive bidding program for diabetes testing supplies.
     Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in the competitive bidding process. For example, suppliers that wish to submit bids must be a participating Medicare supplier with a DME supplier number, be licensed in compliance with relevant state regulations, meet specific quality and financial standards developed by CMS, and be accredited by a CMS-approved accreditation organization.
     Generally, CMS will award contracts to bidding suppliers by first determining the “pivotal bid” for each competitively bid product category (i.e., diabetes supplies) in each CBA. The pivotal bid is the lowest composite bid of all items in each DMEPOS product category submitted by qualified bidders that, when combined with lower composite bids, results in a sufficient number of suppliers to meet beneficiary demand within each CBA. In each CBA, qualified suppliers whose composite bids for each DMEPOS product category that are at or lower than the pivotal bid will be awarded contracts, subject to certain accreditation and participation standards. For the First Phase, the final rule provides that at least five suppliers will be awarded contracts in each CBA for each competitively bid product category. If CMS implements a national or regional mail order program in 2010, CMS may award contracts to fewer than five suppliers if it determines that fewer than five suppliers can meet beneficiary demand.
     Reimbursement rates will be determined by selecting the median bid price for each individual item among the winning bidders in a DMEPOS product category and will be applicable for the duration of each contract period. It is likely that there will be different reimbursement rates for the same DMEPOS items across varying CBAs.
     For the First Phase, the bidding window began on May 15, 2007 and will end 60 days later on July 13, 2007. It is anticipated that CMS will conclude the contracting process by December 2007 for the First Phase, at which point CMS intends to announce the names of the contracted suppliers. CMS intends to conduct extensive beneficiary education about competitive bidding and about the winning contracted suppliers between January and March 2008. The program and new payment rates for the First Phase are scheduled to take effect on April 1, 2008 and contracts for this phase will last until December 31, 2009.
     For the First Phase, competitive bidding will affect approximately 60,000 of our diabetes patients, which represents approximately 6% of the total number of our diabetes patients and approximately 4-6% of our total revenue. If CMS chooses to include mail order diabetes testing supplies in the next 70 CBAs in 2009, approximately 40% of our total diabetes patient base, including the patients affected in the First Phase, will be affected. If CMS chooses to include mail order diabetes testing as part of a national or regional mail order program, it is possible that all of our Medicare Fee-For-Service diabetes patient base will be subject to competitive bidding in 2010. CMS is currently providing sub-regulatory guidance that could impact the competitive acquisition of diabetes supplies.
     The Medicare Modernization Act also provides CMS additional inherent reasonableness authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. If CMS elects to use its Inherent Reasonableness authority, it will issue further guidance on how it intends to use this authority through the formal rule making process.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. As with our Diabetes segment, we provide delivery directly to our patients and bill government programs and insurance companies directly on our patient’s behalf.
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gave beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, our patients were covered by the Federal Employees Health Benefit Program (“FEP”) or other commercial insurance plans or patients paid at the time of purchase. Under Part D, coverage is now available through both prescription drug plans and Medicare advantage-prescription drug plans, and benefits cover prescription drugs, including insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from our approximately 943,000 active patients by offering them a comprehensive solution to their healthcare needs. Many of our patients are covered by FEP, which comprised approximately 26%, 52% and 58% of the Pharmacy segment’s net revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Any change in reimbursement to the supplies and medications we provide to our FEP patients would likely result in increased costs to such patients as well as lower reimbursement rates to us.
     During the quarter ended September 30, 2006, we entered into an agreement with Medco Health Solutions, Inc. (Medco”) whereby Medco will provide us with pharmacy fulfillment services. The integration of Medco’s services was substantially complete as of March 31, 2007. We expect the pharmacy fulfillment services to reduce our need to invest significant capital resources in dispensing certain medications. Also, we believe the agreement with Medco provides the Company with the ability to scale operations into the foreseeable future. We have also agreed to work with Medco to develop ways to serve and improve outcomes of our respective diabetes patients. We are unable to assess the impact that any additional initiatives may have on our Pharmacy and Diabetes segments. While there could be some immaterial disruption in service in the event Medco could not fulfill our patients’ prescription drug needs, we continue to maintain the equipment necessary to dispense these prescriptions if necessary.
Acquisitions
     On August 26, 2005 we acquired all of the equity interests of NDP for approximately $56 million in cash. When acquired, NDP was a market-leading provider of diabetes products and disease management services to over 113,000 patients, with more than half of its patients covered by programs that NDP had established with managed care organizations and employers. As part of our integration process, NDP merged into Liberty Medical Supply, Inc. in the quarter ended December 31, 2006.
     On October 28, 2005, we acquired all of the outstanding shares of common stock of IntelliCare, based in South Portland, Maine for an approximate purchase price of $20 million in cash including transaction costs. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     During the fiscal year ended March 31, 2007, we also acquired additional patient lists and other contracts from fifteen diabetes companies for approximately $33.64 million. These acquisitions help to supplement the patients acquired through our direct-response advertising campaigns.

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
     Medicare
     Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursable by Medicare, and are therefore subject to extensive regulation. Medicare payments are sometimes lower than the payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate, among other things, that quarterly orders of diabetes supplies to existing patients be verified with the patients before shipment and that all doctors’ orders received by the Company comply with written regulations.
     We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our patients. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined fee schedule amounts for reimbursable supplies, and we bill the remaining balance either to third-party payers or to patients directly.
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
State Pharmacy Regulation
     PolyMedica distributes prescription drugs to all 50 states. Many of the states into which we deliver prescription drugs have laws and regulations that require out-of-state pharmacies to register with that state’s board of pharmacy or similar regulatory body. To the extent some of these states have specific requirements for out-of-state pharmacies that apply to us, we believe that we are in material compliance with them. Also, some states have proposed laws to regulate on-line pharmacies, and we may be subject to this legislation if it is passed. Our pharmacy is VIPPS® certified and complies with on-line processing rules.

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
Compliance and Regulatory Affairs Department
     Our Compliance and Regulatory Affairs Department works to ensure that we are compliant with applicable fraud and abuse laws and regulations and if violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. Each employee receives a compliance manual that has been developed to communicate our standards of conduct and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. The Compliance and Regulatory Affairs Department also works to ensure compliance with all federal, state and local laws and regulations applicable to our businesses, including licensing and certification requirements and requirements applicable to our businesses as federal healthcare program providers. The activities of our Compliance and Regulatory Affairs Department are managed under the guidance of PolyMedica’s Chief Compliance Officer, reporting directly to the Compliance Committee. We continually examine the capabilities and structure of our compliance program and make changes when deemed appropriate.
     On November 3, 2004, we announced that we had entered into a civil settlement agreement for $35 million with the DOJ and the OIG regarding those agencies’ investigations of our reimbursement documentation. As part of this settlement agreement with the DOJ and OIG, we entered into a five-year corporate integrity agreement that, among other things, provides for an annual review of a sample of our Medicare claims by an independent review organization. To provide the best possible assurance that the documents we have on file for our existing patients, as well as the documents we are collecting for new patients, meet all required standards, we made the decision in fiscal 2005 to examine and re-verify all documents, essentially a double check, related to existing patients as shipments to those patients were made. We re-verified over 700,000 sets of patient documents in the fiscal year ended March 31, 2005. This re-verification effort continued into fiscal 2006 with the acquisition of NDP in August 2005.
     In December 2006, an independent review organization completed the second annual review required by our corporate integrity agreement. The review concluded that our financial error rate on Medicare claims continues to be in compliance with the requirements of the corporate integrity agreement.
Competition
     The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets than we do, as well as more experience in marketing and distributing products. Our competitors include:
-	other durable medical equipment providers;

-	retail pharmacies;

-	healthcare product distributors;

-	pharmacy benefit management companies; and

-	prescription drug plans with in-house pharmacies.
     We believe that the principal competitive factors in the Diabetes and Pharmacy markets include the ability to identify and respond to patient needs, and the quality and breadth of product offerings. We believe that we compete effectively because of:
-	Liberty’s brand recognition, supported by a national television advertising campaign;

-	our centralized call center operations and personnel, specifically designed and trained to service the needs of seniors with chronic diseases;

-	our size, which gives us leverage with suppliers; and

-	our significant investment in employee training, computer systems and order processing systems to assure high quality patient service, cost-effective order processing, and regulatory compliance.
Major Patients
     For the fiscal years ended March 31, 2007, 2006, and 2005, no patient or other customer represented more than 10% of our consolidated revenues. However, most of our revenue does not come from the patients we service but through third party reimbursement, primarily Medicare. As of March 31, 2007 and 2006, the amounts included in gross accounts receivable due from Medicare were $39.27 million and $46.13 million, respectively. Approximately $312.98 million, $273.09 million and $239.33 million of net revenues, or 46.3%, 55.6% and 63.0% of consolidated net revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, were reimbursable by Medicare for products provided to Medicare beneficiaries. In the fiscal years ended March 31, 2007 and 2006, $140.98 million and $18.72 million, or 20.9% and 3.8% of consolidated net revenues from continuing operations, respectively, were reimbursable by Prescription Drug Plans under the Medicare Prescription Drug program (“Part D”).
Major Products
     For the fiscal years ended March 31, 2007, 2006, and 2005, sales of diabetes test strips and related products amounted to $416.35 million, $348.30 million and $293.49 million, respectively, representing 61.6%, 70.9% and 77.3%, respectively, of our consolidated net revenues.
Working Capital
     Both of our operating segments require material amounts of working capital to operate. We need to maintain an adequate inventory of diabetes testing supplies and other related products so we can rapidly ship to meet our patient needs. However, third-party reimbursement generally takes longer than 30 days. Our gross accounts receivable at March 31, 2007 were $148.66 million, while our inventory was $37.55 million and accounts payable were $26.91 million. We use cash flow from our businesses and credit facility to support our working capital needs.
Intellectual Property
     POLYMEDICA, which is referenced in this Annual Report on Form 10-K, is a registered trademark of PolyMedica Corporation. We also maintain several other registered trademarks, which we monitor on a regular basis.
Geographic Scope of Operations
     In each of the last three fiscal years, our net revenues were generated solely in the United States. All of our operating assets are located in the United States.
Employees
     As of March 31, 2007, we had approximately 2,180 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our current executive officers are as follows:

Name	Age	Position
Patrick T. Ryan	49	Chief Executive Officer and Director
Stephen C. Farrell	42	President
Keith W. Jones	40	Chief Operating Officer
Devin J. Anderson	37	Executive Vice President, General Counsel and Secretary
Jonathan A. Starr	36	Executive Vice President, Chief Financial Officer
     Mr. Ryan joined PolyMedica in September 2004 as Chief Executive Officer and Director. He has been in the healthcare field since 1980, with specific experience in operations, strategic development, service, sales and finance. Most recently, Mr. Ryan served as the Chairman and Chief Executive Officer of Physicians Dialysis, Inc. From its inception in 2000, Mr. Ryan led Physicians Dialysis, Inc. through several rounds of financing and created a nationwide network of 24 dialysis clinics. Physicians Dialysis was the nation’s sixth largest dialysis provider when it was acquired in September 2004. Previously, Mr. Ryan served as President and Chief Executive Officer of Principalcare Inc., a company specializing in women’s healthcare. Mr. Ryan also served as President and Chief Executive Officer of ImageAmerica Inc., a publicly-traded company that provided multi-modality medical diagnostic imaging services. Mr. Ryan has served as a director for numerous private companies and three public companies, and is currently serving as a director at Affiliated Managers Group, Inc and Beth Israel Deaconess Medical Center.
     Mr. Farrell was named President of PolyMedica in April 2007. Mr. Farrell was previously Chief Operating Officer and interim Chief Compliance Officer of PolyMedica. From 1999 through 2005, Mr. Farrell served in several capacities for PolyMedica including Treasurer, Chief Financial Officer, Senior Vice President and President of Liberty. From 1994 to 1999, Mr. Farrell served in various positions at PricewaterhouseCoopers LLP, most recently as a Senior Manager of the high technology team. Mr. Farrell has served on the board of the New England Chapter of the Juvenile Diabetes Research Foundation since 2003. Mr. Farrell is a Certified Public Accountant.
     Mr. Jones joined PolyMedica as Chief Financial Officer in February 2005 and was named Chief Operating Officer in April 2007. Before joining PolyMedica, Mr. Jones was Chief Financial Officer and Vice President of Physicians Dialysis, Inc., a company he helped grow from inception in 2000 to become the nation’s sixth largest dialysis provider. Prior to Physicians Dialysis, Inc., Mr. Jones was Chief Financial Officer for Craftopia.com, Inc., a premier online destination for crafting supplies and project ideas. From 1993 to 1998, Mr. Jones served as Chief Accounting Officer/Corporate Controller for Renal Treatment Centers, Inc., prior to which he served as a Senior Accountant at PricewaterhouseCoopers LLP.
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
     Mr. Starr was named Chief Financial Officer in April 2007 and has been with PolyMedica since 1993 in various financial roles, including Senior Vice President and Chief Financial Officer of PolyMedica’s Liberty Healthcare Group subsidiary, Director of Finance of PolyMedica and Vice President of Finance for Liberty Home Pharmacy, a former PolyMedica subsidiary.

ITEM 1A. RISK FACTORS
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
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Nearly all of our revenues depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 1 of Part I “Reportable Segments.” Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in reimbursement from Medicare, other government programs and private insurers. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due to Medicare and others are probable and estimable.
Our ability to navigate the challenges of the Medicare Prescription Drug Program could negatively impact our Pharmacy segment
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program, or “Part D”, which gives beneficiaries access to prescription drug coverage. The program involves many challenges and we will continue to closely monitor the business implications of Part D, the cost of coordinating Part D benefits for our Diabetes patients and their spouses, and the net revenue and earnings impact. While we are committed to investing in this long-term opportunity, the ultimate impact of such investment depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate, our ability to successfully adjudicate claims at profitable reimbursement rates and our ability to encourage patients’ compliance with their prescriptions.
     In addition, we presently are a participating pharmacy in approximately 94% of the 2,831 Prescription Drug Plans and approximately 83% of the 63,033 Medicare Advantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D through pharmacy networks administered by AmerisourceBergen Drug Corporation and Leader Drug Stores, Inc. While the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans, in the event we were no longer permitted to participate in these pharmacy networks, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result. In addition, these individual contracts could be less profitable than our network pharmacy contracts. Certain prescription drug plans have excluded Liberty as a participating pharmacy in their plans, which we believe is a violation of the “any willing pharmacy” provisions of the Medicare Modernization Act. We are presently working to resolve these issues.
Competitive bidding for durable medical equipment suppliers could negatively affect our Diabetes segment
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which includes diabetes testing supplies. Beginning April 1, 2008, diabetes testing supplies delivered by mail will be bid only in 10 competitive bid areas. CMS intends to expand the entire competitive bidding program and may specifically implement a national or regional mail order program for diabetes testing supplies in 2010 which could affect a substantial portion of our diabetes patient base. Only winning mail order diabetes testing supply bidders will be allowed to provide competitively bid items by mail to patients whose primary residence is in a competitively bid area. Competitive bidding could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items and/or our failure to secure status as a contracted supplier.
CMS’s application of Inherent Reasonableness authority could negatively affect our Diabetes segment

     The Medicare Modernization Act provides CMS additional inherent reasonableness authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS intends to issue further guidance on whether and then how it intends to use this authority through the formal rule making process. The application of inherent reasonableness could cause our operating results to be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.
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
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three former officers of PolyMedica are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in U.S. District Court for the District of Massachusetts in November 2000. PolyMedica believes it has meritorious defenses to the claims made against it in this action in which it is a defendant and intends to contest the claims vigorously. An unfavorable outcome could cause us to be liable for damages, which would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note J, Commitments and Contingencies, of our consolidated financial statements for a more complete description of this claim.
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
We could experience significantly reduced profits from our Diabetes segment if new technologies that reduce or eliminate the need for consumable testing supplies are developed for glucose monitoring
     The majority of our Diabetes net revenues are from consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our Diabetes segment.
Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to management’s assessment and the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of March 31, 2007 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.
The market price of our common stock may experience substantial fluctuations for reasons over which we have little control
     Our common stock is traded on the Nasdaq Stock Market LLC. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:
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
     As of March 31, 2007, we had $58.7 million in outstanding indebtedness under our revolving Credit Facility as well as $180 million of outstanding convertible debt. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to make strategic acquisitions and capital and other expenditures.
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
We could be liable for harm caused by products that we sell and may incur significant expenses in connection with the defense of any product liability claims
     The sale of medical products entails the risk that users will make product liability claims. If any such product liability claim is successful, we could be liable for a significant amount of damages. Even if we are ultimately successful on the merits of any such claim, we could incur significant expenses in connection with the defense of any such claim. Although we maintain reasonable levels of insurance, it may not provide adequate coverage for any such damages and/or expenses.
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
Loss of use of data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facilities in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of a United States Food and Drug Administration, Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in September 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.6 million and incurred losses in excess of $1.5 million.
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
A reduction in working capital, a change in our business or a decision to invest our capital differently could prevent us from paying dividends to shareholders
     A significant increase in our Credit Facility utilization, a change in our business or a decision to invest our capital differently could cause us to reduce or eliminate the payment of dividends to shareholders.
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
A fundamental change and the provisions in the Notes related to the occurrence of a fundamental change may adversely affect us
     The holders of our 1.0% Convertible Subordinated Notes due September 15, 2011 (“Notes”) can require us to repurchase all or part of the Notes upon certain fundamental changes, including changes in control and turnover in our board of directors.
     If a fundamental change event occurs, we may not have enough funds to purchase all the Notes, which would cause a default under both the indenture governing the Notes and our Credit Facility. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming Notes, we could seek the consent of our lenders to redeem the Notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the Notes.
     Furthermore, the fundamental change provisions, under the indenture governing the Notes, which include a provision requiring additional shares of our common stock to be issued in connection with a fundamental change, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.
The convertible note hedge and warrant transactions may affect the value of our common stock
     In connection with the issuance of the Notes, we entered into privately-negotiated convertible note hedge transactions with Deutsche Bank AG and Bank of America, N.A., which are expected to reduce the potential dilution to our common stock upon any conversion of the Notes. At the same time, we entered into warrant transactions with Deutsche Bank AG and Bank of America, N.A. with respect to our common stock pursuant to which we may issue shares of our common stock. In connection with hedging these transactions, Deutsche Bank AG and Bank of America, N.A. or their affiliates entered into various over-the-counter derivative transactions with respect to our common stock at the pricing of the Notes and may purchase our common stock in secondary market transactions or enter into other over-the-counter derivative transactions in the future. Deutsche Bank AG and Bank of America, N.A. or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of March 31, 2007, we owned or leased the facilities described below:

		Approximate
Location	Status	Square Ft.	Principal Use(s)	Principal Segment(s)
Port St. Lucie, FL	Owned	120,000	Executive and administrative offices, patient service and patient enrollment, in-house pharmacy and distribution center	Pharmacy and Diabetes

	Owned	72,000	Executive and administrative offices, patient service and patient enrollment	Diabetes

	Owned	64,000	Executive and administrative offices, regulatory and compliance, patient service and account management	Pharmacy and Diabetes

	Owned	59,000	Administrative offices and diabetes testing supplies distribution center	Diabetes

Palm City, FL	Leased	10,000	Storage	**

Salem, VA	Leased	45,000	Executive and administrative offices, patient service and patient enrollment, in-house pharmacy, diabetes testing supplies distribution center	Diabetes

South Portland, ME	Leased	13,000	Executive and administrative offices, call center, training center	Diabetes

Boca Raton, FL	Leased	6,000	Administrative offices, patient service and patient enrollment	Diabetes

Dallas, TX	Leased	4,800	Call center and training center	Diabetes

Earth City, MO	Leased	1,500	Call center and training center	Diabetes

Knoxville, TN	Leased	700	Call center and training center	Diabetes

Williamsville, NY	Leased	1,400	Call center and training center	Diabetes

Wakefield, MA	Leased	14,000	Corporate headquarters	Corporate Headquarters

**	Both of our operating segments generally utilize this facility for storage.
     The Boca Raton, FL facility was leased during fiscal 2007 after the sale of our previous Deerfield Beach, FL facility. All of the other properties listed were owned or leased in the prior year. We consider our facilities to be adequate for our current requirements and believe that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS
U.S. Attorney’s Office – settled on November 3, 2004
     On November 3, 2004, we entered into a civil settlement agreement with the Department of Justice and Department of Health and Human Services’ Office of the Inspector General (OIG) to resolve an investigation by U.S. Attorney’s Office for the Southern District of Florida, the Federal Bureau of Investigation and OIG, of allegations of healthcare fraud, improper revenue recognition and obstruction of justice by Liberty and Liberty Home Pharmacy.
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
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million, which would be fully covered by our insurance policies. The proposed settlement amount is included in accrued expenses and the insurance reimbursement is included in prepaid expenses and other current assets in our consolidated balance sheet as of March 31, 2007. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. On May 9, 2007, the parties submitted settlement documents for Court approval. The Court will consider the proposed settlement at a hearing to be held on September 5, 2007.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and, should the settlement be rejected by the Court, we intend to continue to contest the claims vigorously.
     If the settlement proposal is not accepted by the Court, we would be unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended March 31, 2007.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     As of March 31, 2007, our common stock was held by 539 holders of record. We believe that the actual number of beneficial owners of our common stock is significantly greater than the stated number of holders of record because a substantial portion of the common stock outstanding is held in “street name.” Our common stock is traded on the NASDAQ Stock Market LLC under the symbol PLMD.
     The following table sets forth the high and low sales price per share of common stock on the NASDAQ Stock Market LLC:

	Fiscal Year 2007
	High	Low
4th Quarter	$43.60	$38.22

3rd Quarter	43.49	35.82

2nd Quarter	44.42	33.60

1st Quarter	45.92	33.22

	Fiscal Year 2006
	High	Low
4th Quarter	$43.94	$32.67

3rd Quarter	39.06	30.35

2nd Quarter	38.20	33.65

1st Quarter	37.09	29.82
     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
May 16, 2005	$0.15	27,963,215	May 5, 2005	$4.19
August 15, 2005	$0.15	24,254,923	August 5, 2005	$3.64
November 15, 2005	$0.15	24,379,118	November 7, 2005	$3.66
February 15, 2006	$0.15	23,206,249	February 6, 2006	$3.48
May 18, 2006	$0.15	23,327,762	May 11, 2006	$3.50
August 15, 2006	$0.15	23,331,177	August 4, 2006	$3.50
November 16, 2006	$0.15	22,726,806	November 6, 2006	$3.41
February 15, 2007	$0.15	23,206,226	February 5, 2007	$3.48
     Restricted stock issued June 29, 2006 and September 25, 2006 totaling 133,690 were not included in the outstanding shares of record for record dates August 4, 2006 and November 6, 2006. We paid a retroactive dividend for these two record dates in the fourth quarter of fiscal 2007, which are included in the outstanding shares of record on February 5, 2007.
     Our current intention is to pay a cash dividend on a quarterly basis. Our credit facility limits the amount of dividends we can pay to $20 million annually, as long as we do not breach the financial covenants contained in the agreement with the payment of such dividends. See Part II, Item 7, “Liquidity and Capital Resources” for further discussion of the adequacy of our capital resources.

Comparative Stock Performance
     The comparative stock performance graph below compares the cumulative shareholder return on the common stock of PolyMedica for the period from March 31, 2002, and through the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 with the cumulative total return on, (i) the Nasdaq Stock Market LLC (the “Nasdaq Composite Index”) and (ii) the Russell 2000 Index. The graph assumes the investment of $100 in PolyMedica’s Common Stock, the Nasdaq Composite Index, the Russell 2000 Index and reinvestment of all dividends. Measurement points are on March 31, 2003, 2004, 2005 and 2006 and March 30, 2007.
     Management has decided not to determine its own peer group in connection with this performance graph. Management has reviewed the published industry and line-of-business indices and has determined that there is no one index which provides an accurate list of comparable companies. In addition, management believes it cannot reasonably identify a consistent peer group of publicly traded companies with similar businesses and scope. For example, three companies from the 2005 Peer Group are no longer appropriate because PolyMedica has divested itself of its respiratory and women’s health businesses. In addition, four other companies from the 2005 Peer Group are no longer regularly traded in a public securities market.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PolyMedica Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 3/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

	03/31/02	03/31/03	03/31/04	03/31/05	03/31/06	03/30/07
PolyMedica Corporation	$100.00	$120.65	$217.62	$262.74	$356.63	$361.79
NASDAQ Composite	$100.00	$72.11	$109.76	$111.26	$132.74	$139.65
Russell 2000	$100.00	$73.04	$119.66	$126.13	$158.73	$168.11

Share Repurchase Program
     On November 17, 2006, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 1,999,900 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica was 2,000,000.
     In the fiscal year ended March 31, 2007, we used a portion of the proceeds from the convertible subordinated notes to repurchase an aggregate of 705,000 shares of PolyMedica common stock at an average purchase price of $42.02 per share in the open market in accordance with SEC Rule 10b-18.
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
     No shares of PolyMedica common stock were repurchased in the fiscal year ended March 31, 2005.
     The following table presents details of PolyMedica’s equity compensation plans as of March 31, 2007:

		Weighted-
	Stock Options	Average Exercise	Shares Available
(in thousands)	Outstanding	Price per Share	to Grant*
1998 Stock Incentive Plan	25,250	$13.47	—
2000 Stock Incentive Plan	2,857,801	$30.84	1,511,228
1992 Employee Stock Purchase Plan	—	—	96,307
2001 Employee Stock Purchase Plan	—	—	40,000

Total	2,883,051	$30.69	1,647,535

*	Includes shares available to be issued as restricted stock
     At our Annual Meeting of Shareholders held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613. Of the total 1,511,228 shares available to grant through the 2000 Stock Incentive Plan, a maximum of 878,308 shares remain available to grant as restricted stock awards as of March 31, 2007.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2007 and 2006 and the statements of operations data for the three years ended March 31, 2007 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 2005, 2004 and 2003 has been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. The statements of operations data for the year ended March 31, 2003 has been derived from the Company’s unaudited financial books and records for continuing operations. Furthermore, results for the year ended March 31, 2007 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

(In thousands, except per share data) Fiscal Year Ended March 31,	2007	2006	2005	2004	2003

Statements of Continuing Operations Data:
Net revenues from continuing operations	$675,487	$491,515	$379,858	$325,037	$264,795
Income from continuing operations, net of income taxes	33,672	37,382	16,153	29,111	20,930
Income from continuing operations, net of income taxes, per weighted average share, basic	1.47	1.51	0.59	1.15	0.85
Income from continuing operations, net of income taxes, per weighted average share, diluted	1.44	1.47	0.58	1.11	0.83
Weighted average shares, basic	22,831	24,827	27,362	25,361	24,482
Weighted average shares, diluted	23,376	25,370	27,956	26,201	25,092
Cash dividends per share	$0.60	$0.60	$0.60	$0.55	$0.125

Balance Sheet Data:
Cash and cash equivalents	$2,093	$9,101	$72,246	$69,229	$27,162
Total assets	477,446	429,317	369,063	319,168	252,150
Total liabilities	315,530	270,166	68,038	60,340	55,475
Total debt obligations	241,756	191,740	3,672	1,983	4,187
Shareholders’ equity	$161,916	$159,151	$301,025	$258,828	$196,675
     In the fiscal year ended March 31, 2007, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” Stock-based compensation for the fiscal year ended March 31, 2007 was $11.77 million, or $0.32 per diluted weighted average share. See Note O to the consolidated financial statements.
     On January 1, 2006, the company expanded its operations in the Pharmacy segment by implementing the Liberty Part D drug benefit program (“Part D”) in response to the commencement of the Part D program under the Medicare Modernization Act. As a result of this program, revenues from the Pharmacy segment in the fiscal year ended March 31, 2007 increased to $199.41 million from $92.06 million in the fiscal year ended March 31, 2006.
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
     In the fiscal years ended March 31, 2007, 2006 and 2005, total cash dividends of $13.89 million, $14.97 million and $16.37 million, respectively, were paid.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Future Operating Results
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “— Future Operating Results.”
     In addition, any forward-looking statements represent our view only as of the day this Annual Report on Form 10-K was first filed with the SEC and should not be relied upon as representing our view as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
Overview
Business
     PolyMedica was organized in 1988. Today, through our larger segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies and related products, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare, other government agencies, third-party insurers and patients. Through our Pharmacy segment, we provide prescription medications primarily to existing Diabetes patients and their spouses and we bill government agencies, third-party insurers and patients. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center.
          We attract new patients to our diabetes business through five sources. We communicate directly with potential patients through targeted television, internet and print advertising, as well as direct mail. We serve as a service provider to members of commercial health plans. We obtain patients by acquiring competitors. Patients are referred to us by physicians’ offices. Finally, we work to establish relationships with business partners who can assist in our clinical outreach to patients. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular, seniors, helping them to follow their doctors’ orders, obtain their medications and diabetes testing supplies and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and directly from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease.
     Our principal strategy is to utilize the brand recognition of our Liberty name, to apply our core competencies in direct-response marketing and to market our quality patient service, efficient patient care management and call center operation to grow our business. Our strategy is to focus on our core diabetes patient base serving our patients’ needs by providing diabetes supplies, prescription medications and other healthcare services. We plan to continue the growth in our Diabetes segment by expanding our patient base. We will continue to invest in an ongoing program of direct-response television advertising, direct mail, and more recently, business and intangible asset acquisitions to reach a larger number of seniors. We believe there is growth potential in the Medicare prescription drug benefit and we plan to use our Pharmacy segment and patient care management operations to maximize the growth potential in this area. Finally, we will continue to evaluate from time to time opportunities for the acquisition of businesses and products to expand and complement our existing product lines in the chronic care industry, primarily the diabetes sector.

     In September 2005, we sold the Women’s Health Products Division of our Pharmacy segment, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, and in March 2006, we sold our Liberty Respiratory segment, which provided direct-to-consumer respiratory medications. Accordingly, the operating results and applicable cash flows, assets and liabilities for these businesses have been reclassified to discontinued operations for historical periods.
          Our principal accounting metrics for evaluating the execution of our business strategy are revenue growth, gross margin and selling, general and administrative expenses. These metrics assist us in evaluating our ability to grow the business, while maintaining sufficient margins and reasonable expenses.
     In the fiscal year ended March 31, 2007, our continued revenue growth was driven primarily by the 7.7% growth of our active Diabetes patient base and the increase in Part D Pharmacy sales to these patients and their spouses. Total gross margin as a percentage of net revenues has continued to decrease despite a stable gross margin percentage in our Diabetes segment. This was primarily due to the increase in Pharmacy revenue which generates a lower gross margin percentage than our historical Diabetes revenue. While our selling, general and administrative expenses increased by $48.7 million from fiscal 2007, these expenses decreased as a percentage of net revenues to 36.4% from 40.2% in fiscal 2006.
     Because approximately 86% of our patients are covered by Medicare, any reimbursement changes under the Medicare program impact our revenues and income. The Medicare Modernization Act of 2003 established a program for the competitive acquisition for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which generally includes diabetes testing supplies but not glucose monitoring meters. The competitive biding program could have a significant impact on the reimbursement we receive for our Diabetes products and the number of patients we can serve. Any reduction in Medicare reimbursement, or in our number of Medicare patients, could have a direct negative impact on our net revenue.
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
     PolyMedica’s significant accounting policies are presented within Note A to our consolidated financial statements, and the following summaries should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising, goodwill and other intangible assets and stock-based compensation.
     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipment; as a result, estimates of contractual adjustments are not required. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience, and the credit-worthiness of patients. Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare Part B reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance either to third-party payers or directly to patients.

     The collectibility of our accounts receivable varies based on payer mix, general economic conditions and other factors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible and is adjusted periodically based primarily upon our evaluation of historical collection and write-off experience, current industry conditions, industry reimbursement trends, credit policy, and on our analysis of accounts receivable by aging category. The evaluation is performed at the end of each reporting period for each operating unit, with an overall assessment at the consolidated level. During the fiscal years ended March 31, 2007, 2006 and 2005 we provided for allowances for doubtful accounts of continuing operations at a rate of approximately 3.1%, 4.1% and 4.8% of net revenues, respectively. The reduction in the provision is primarily the result of a change in business mix due to the growth in revenues of our Pharmacy segment and the acquisition of NDP that has a lower provision for bad debts than our other Diabetes businesses. Days sales outstanding of accounts receivable balances decreased to 59 days as of March 31, 2007 from 67 days as of March 31, 2006. Days sales outstanding as of March 31, 2006 were inflated due primarily to the re-verification process initiated in the third quarter of fiscal 2005. The re-verification project resulted in a shift of resources that delayed other accounts receivable collection activities through fiscal 2006, including the posting of cash and the billing to and collection from secondary patient and insurance account balances. The implementation of a similar re-verification process at NDP, which we acquired in August 2005, also served to increase days sales outstanding. Additionally, the inclusion of accounts receivable of our Liberty Respiratory segment, which we sold in March 2006, and for which the corresponding revenues are classified in discontinued operations, also served to increase days sales outstanding. We revised our return policy in December 2005, to reduce the return policy for diabetes supplies from six months to three months. For the fiscal year ended March 31, 2007, a hypothetical change of 1% in the allowance for doubtful accounts provision as a percentage of net revenues would have resulted in a change in net income of approximately $4.29 million.
     The following tables detail our gross accounts receivable balances by aging category from the billing date for each payer source for the fiscal years ended March 31, 2007 and 2006.

	Aging of Accounts Receivable as of March 31, 2007
(in thousands)	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable
Government – Medicare	$30,616	$3,852	$1,099	$3,704	$39,271
Commercial parties and Medicaid	55,809	8,027	15,810	9,496	89,142
Patients (self-pay)	7,808	2,423	3,544	6,471	20,246

Total gross accounts receivable	$94,233	$14,302	$20,453	$19,671	$148,659

Less: Accounts receivable allowances					(31,350)

Accounts receivable, net					$117,309

	Aging of Accounts Receivable as of March 31, 2006
(in thousands)	< 90 Days	91 - 180 Days	181 - 360 Days	> 360 Days	Total Accounts
Payers	Outstanding	Outstanding	Outstanding	Outstanding	Receivable
Government – Medicare	$28,585	$6,331	$7,503	$3,710	$46,129
Commercial parties and Medicaid	46,061	7,580	7,868	9,730	71,239
Patients (self-pay)	6,629	2,371	3,696	2,118	14,814

Total gross accounts receivable	$81,275	$16,282	$19,067	$15,558	$132,182

Less: Accounts receivable allowances					(28,169)

Accounts receivable, net					$104,013

     We report sales allowances for estimated product returns as well as estimated claim denials as a reduction of gross revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. Changes in these factors could affect the timing and amount of revenue and costs recognized. During the fiscal years ended March 31, 2007, 2006 and 2005, we provided for sales returns and other sales allowances of continuing operations at a rate of approximately 1.9%, 3.1% and 3.7% of gross revenues, respectively. The decline in sales returns and other sales allowances as a percentage of gross revenues is primarily attributable to increased revenue generated directly from commercial parties and revenue growth from our Pharmacy segment, which generate lower rates of sales returns and allowances as well as revenue attributable to IntelliCare, Inc. (“IntelliCare”), acquired in the third quarter of fiscal 2006 which does not have sales returns. Also contributing to the decline in sales returns and allowances as a percentage of gross revenues was the change to our return policy in December 2005, stipulating that diabetes supplies could only be returned within three months from the date of sale, as compared to six months from the date of sale previously. For the fiscal year ended March 31, 2007, a hypothetical change of 1% in the provision for sales returns and other sales allowances as a percentage of gross revenues would have resulted in a change in net income of approximately $3.04 million. The following table details the activity in our accounts receivable valuation reserves for the fiscal years ended March 31, 2007, 2006 and 2005.

	Accounts Receivable Valuation Reserves
		Valuation
		Reserves		Net Write-offs	Net Write-offs
(in thousands)	Beginning	of Businesses	Provision for	of Current	of Prior	Ending
Description	Balance	Acquired	Current Year	Year Sales	Year Sales	Balance
Fiscal year ended March 31, 2007:
Allowance for doubtful accounts	$21,168		$20,981	$(3,963)	$(14,551)	$23,635
Sales return and other sales allowances	$7,001		$13,013	$(8,190)	$(4,109)	$7,715

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$16,636	$961	$22,907	$(3,551)	$(15,785)	$21,168
Sales return and other sales allowances	$9,191	$100	$16,532	$(10,099)	$(8,723)	$7,001

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,050		$20,987	$(3,123)	$(21,278)	$16,636
Sales return and other sales allowances	$9,141		$16,753	$(11,044)	$(5,659)	$9,191
     The following provisions included in the table above relate to discontinued operations of our Liberty Respiratory segment:

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$2,823
Sales return and other sales allowances	$817

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$2,573
Sales return and other sales allowances	$2,085
     Advertising
     In accordance with SOP 93-7, “Reporting on Advertising Costs,” we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements. We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management’s judgments include determining the period over which such net cash flows are estimated to be realized. Currently, the amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. A business change, including a change in reimbursement rates, that reduces expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For further discussion regarding the application of SOP 93-7, please see Note A to our consolidated financial statements.
     Goodwill and Other Intangible Assets
     In accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“FASB”), we perform impairment tests at each reporting period and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable. In performing such tests, we are required to make certain estimates and assumptions relating to the allocation of certain assets and liabilities to our reporting units, the fair values of our reporting units, and the related fair value of certain of their assets and liabilities. Changes in the estimates and assumptions used could affect the determination of whether an impairment exists as well as the quantification of the impairment value, should one exist. For further discussion, please see Note H to our consolidated financial statements.
     Stock-based compensation
     The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of PolyMedica stock. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life of the option assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures excluding identified unusual events or trends that are not expected to recur. If actual forfeitures should vary from estimated forfeitures, prospective adjustments to compensation expense may be required.
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
Other
     We operate from distribution, administrative and training facilities located in Florida and Virginia, with administrative and training facilities also located in Maine, Texas, Missouri, Tennessee and New York. Our corporate headquarters is based in Massachusetts. Virtually all of our product sales are denominated in U.S. dollars.
     Expense items include cost of sales and selling, general and administrative expenses, each as more fully described below:
-	Cost of sales consists primarily of purchased finished goods for sale in our markets and shipping and handling.

-	Selling, general and administrative expenses consist primarily of expenditures for personnel and benefits, amortization of capitalized direct-response advertising costs, provision for bad debts, communication costs, legal and related expenses, depreciation of facilities and equipment, other amortization and depreciation and stock-based compensation.
     Period-to-period comparisons of changes in net revenues are not necessarily indicative of results to be expected for any future period.

Results of Operations
Year Ended March 31, 2007 Compared to Year Ended March 31, 2006
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

	2007		2006
	Net	% of Net	Net	% of Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$476,077	70.5%	$399,460	81.3%	19.2%
Pharmacy	199,410	29.5%	92,055	18.7	116.6%

Total net revenues	$675,487	100.0%	$491,515	100.0%	37.4%

     The increase in Diabetes net revenues was due primarily to the 7.7% net growth in our patient base, which grew to 943,000 active patients as of March 31, 2007, from approximately 875,000 as of March 31, 2006. In addition, Diabetes net revenue growth was attributable to the acquisitions of NDP and IntelliCare in fiscal 2006. The NDP acquisition closed on August 26, 2005 and therefore seven months were included in last year’s financial results for the fiscal year ended March 31, 2006, and the IntelliCare acquisition closed October 31, 2005 and therefore five months were included in last year’s results of operations for the fiscal year ended March 31, 2006.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D drug benefit program since the inception of the Medicare Prescription Drug program on January 1, 2006. As a result of this program, the Company dispensed over 2 million prescriptions in fiscal 2007 compared with approximately 787,000 prescriptions in fiscal 2006.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the fiscal years ended March 31,

	2007		2006
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	% Change
Gross margin:
Diabetes	$271,566	57.0%	$230,282	57.6%	17.9%
Pharmacy	36,946	18.5%	29,366	31.9%	25.8%

Total gross margin	$308,512	45.7%	$259,648	52.8%	18.8%

     Gross margin in the fiscal year ended March 31, 2007 increased 18.8% to $308.51 million from $259.65 million for the same period last year. The $48.86 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Gross margin was 45.7% of net revenues compared with 52.8% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the increase in Pharmacy revenue, which generates a lower gross margin percentage than our historical Diabetes business. Diabetes gross margin increased $41.28 million from last year due to the $76.62 million increase in Diabetes revenue and was 57.0% of net revenues for the fiscal year ended March 31, 2007 as compared with 57.6% of net revenues last year. Pharmacy gross margin increased $7.58 million from last year due to the $107.36 million increase in net revenues and was 18.5% of net revenues for the fiscal year ended March 31, 2007 as compared with 31.9% of net revenues last year. The decrease in gross margin percentage in the Pharmacy segment was primarily due to the growth in net revenues attributable to the Liberty Part D drug benefit program, which generates a lower gross margin than the historical Pharmacy business.
     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the fiscal years ended March 31, 2007 and 2006

	Mar. 31,	Mar. 31,
	2007	2006
Employee compensation and benefits	$94,567	$85,010
Direct-response advertising amortization	49,389	42,409
Depreciation expense	10,348	7,881
Amortization of intangible assets	13,999	7,521
Provision for doubtful accounts	20,981	20,084
Stock-based compensation	11,768	1,419
Other	45,015	33,041

Selling, general and administrative expenses	$246,067	$197,365

Selling, general and administrative expenses as a percentage of net revenues	36.4%	40.2%

     The $48.70 million increase in selling, general and administrative expenses from last year related primarily to increased headcount to support the growth of the Diabetes and Pharmacy businesses, amortization expense and other general costs associated with the acquisitions of NDP, IntelliCare and certain assets of fifteen diabetes companies acquired since September 30, 2005, the inclusion of stock-based compensation in the financial statements in fiscal 2007 as a result of adopting the provisions of SFAS No. 123(R) “Share-Based Payments,” and an increase in direct-response advertising amortization.
     Other selling, general and administrative expenses include such expenses as legal expenses, audit fees, communication costs and other operating expenses.
     Other Income and Expense
     The following table presents investment income earned on our cash, cash equivalents and deferred compensation plan balances as well as interest expense incurred in connection with debt borrowings for the periods presented.

	Fiscal Year Ended March 31,
(in thousands)	2007	2006	$ Change	% Change
Investment income	$1,050	$931	$119	12.8%
Interest and other expense	$10,468	$4,840	$5,628	116.3%
     The increase in interest expense incurred for the fiscal year ended March 31, 2007, as compared with the fiscal year ended March 31, 2006, related to interest expense incurred on the higher level of outstanding borrowings under our credit facility and convertible notes issued in fiscal 2007 as compared with fiscal 2006. The Company’s average debt balance increased due to the convertible notes issuance in September, the related stock repurchase, as well as the fiscal 2006 acquisitions of NDP and IntelliCare, combined with the acquisitions of certain assets of 15 diabetes companies acquired since September 30, 2005.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31, 2007 and 2006.

	Fiscal Year Ended March 31,
(in thousands)	2007	2006
Income tax provision	$19,355	$20,992
Effective tax rate	36.5%	36.0%
     The effective tax rates for the fiscal years ended March 31, 2007 and 2006 were higher than the federal U.S. statutory rates due primarily to state taxes. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note J, Commitments and Contingencies, for the description of a potential tax deduction disallowance in connection with an Internal Revenue Service examination of our fiscal 2005 consolidated federal income tax return.
Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of total net revenues for the fiscal years ended March 31,

	2006		2005
	Net	% of Net	Net	% of Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	% Change
Diabetes	$399,460	81.3%	$315,019	82.9%	26.8%
Pharmacy	92,055	18.7	64,839	17.1	42.0%

Total net revenues	$491,515	100.0%	$379,858	100.0%	29.4%

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

     Gross margin as a percentage of net revenues in the fiscal year ended March 31, 2006 as compared with the fiscal year ended March 31, 2005 decreased primarily as a result of our acquisition of NDP in August 2005, which has historically recognized gross margins lower than the other reporting units of the Diabetes segment due primarily to higher supply costs and lower reimbursement levels as a result of a different patient base. Gross margins in the Pharmacy segment increased primarily as a result of the 42.0% increase in Pharmacy net revenues.

     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the fiscal years ended March 31, 2006 and 2005:

	Mar. 31,	Mar. 31,
	2006	2005
Employee compensation and benefits	$85,010	$69,557
Direct-response advertising amortization	42,409	33,759
Depreciation expense	7,881	7,113
Amortization of intangible assets	7,521	2,146
Provision for doubtful accounts	20,084	18,414
Stock-based compensation	1,419	42
Other	33,041	28,317

Selling, general and administrative expenses	$197,365	$159,348

Selling, general and administrative expenses as a percentage of net revenues	40.2%	41.9%

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

	Fiscal Year Ended March 31,
(in thousands)	2006	2005	$ Change	% Change
Investment income	$931	$1,269	$(338)	(26.6)%
Interest and other expense	$4,840	$73	$4,767	6530.1%
     The increase in interest expense incurred in the fiscal year ended March 31, 2006, as compared with the fiscal year ended March 31, 2005, related to interest incurred on outstanding borrowings under the credit facility as of March 31, 2006. These borrowings were used to fund acquisitions and stock repurchases during the fiscal year ended March 31, 2006.

     Income Taxes
     The following table presents the income tax provision and effective tax rates for the fiscal years ended March 31, 2006 and 2005:

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
     Discontinued Operations
     Income from discontinued operations, net of income taxes, increased $6.74 million primarily as a result of the gain recognized in fiscal 2006 on the sale of our Women’s Health Products Division on September 30, 2005, for $19.26 million, net of income taxes, which included adjustments recorded in the six months ended March 31, 2006. This increase was offset by a decrease of $10.77 million in net income generated by the Liberty Respiratory segment in the fiscal year ended March 31, 2006, as compared with the prior year, primarily driven by a reduction in reimbursement rates for inhalation drugs and patient attrition.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the fiscal years ended March 31,

(in thousands)	2007	2006	$ Change
Net cash provided by operating activities	$55,317	$11,407	$43,910
Net cash used for investing activities	(44,890)	(53,586)	8,696
Net cash used for financing activities	(17,435)	(20,966)	3,531

Net change in cash and cash equivalents	$(7,008)	$(63,145)	$56,137

     Our cash and cash equivalents balance decreased $7.01 million from $9.10 million as of March 31, 2006 to $2.09 million as of March 31, 2007. During the fiscal year ended March 31, 2007, the Company paid $33.64 million to complete 12 acquisitions of competing diabetes programs. To meet its diabetes growth targets, the Company maintains an active diabetes acquisition program to supplement its direct-response advertising programs. In addition, we paid $29.62 million to repurchase 705,000 shares of our common stock in September 2006. The share repurchase was an important component of the $180 million convertible notes transaction in order to help reduce short-selling pressure on the Company’s stock that is common in these transactions, as well as meet the Company’s goal of enhancing shareholder value and meeting our return on equity goals. In connection with the convertible notes transactions and as a result of cash flow generated from operations, we repaid $131.30 million in amounts outstanding under our Credit Facility. The Company intends to use cash flows generated from operations to complete acquisitions, repurchase stock or repay amounts outstanding under the Credit Facility.
     We also paid $26.27 million, net, in fiscal 2007 to purchase certain derivative instruments related to the convertible notes transaction. The purchase of these derivative instruments was based primarily on the Company’s goal of reducing the potential dilutive impact of the convertible notes transaction since these derivative instruments resulted in increasing the effective conversion premium of the convertible notes from 14% to 60%.
     The convertible notes transaction was completed in order to reduce the Company’s borrowing rate and also to reduce the volatility and risk of floating-rate debt instruments that are inherent in the funds borrowed under the Company’s Credit Facility. The convertible notes transaction included a one percent (1%) fixed coupon rate, compared with an average interest rate under the Credit Facility in the fiscal year ended March 31, 2007 of 6.6%. In the fiscal year ended March 31, 2007, the convertible notes transaction served to reduce our overall weighted average interest rate to 4.3%. The notes are due September 15, 2011 and are convertible into cash and, if applicable, shares of common stock, after April 15, 2011 or under certain circumstances, as described in Note J to our consolidated financial statements.

     The growth of our business is currently funded primarily through cash flow from operations and borrowings under our Credit Facility. For the fiscal year ended March 31, 2007, cash provided by operating activities was $55.32 million compared to $11.41 million in the prior year.
     Contributing to the increase in operating cash flow was a 37.4% increase in net revenues from $491.52 million in the fiscal year ended March 31, 2006 to $675.49 million in the fiscal year ended March 31, 2007. Days sales outstanding as of March 31, 2007 were 59 days, representing a decrease of 8 days from 67 days as of March 31, 2006; this improvement also contributed to the increase in operating cash flow. The decrease in days sales outstanding demonstrates our continued improvement in the collection of receivables on billings that had been negatively impacted by document re-verification processes that were completed in fiscal 2006. Inventory days on hand as of March 31, 2007 decreased 9 days to 35 days, compared with 44 days as of March 31, 2006. This decrease is primarily related to the distribution services that are provided by Medco for our Pharmacy business. Contributing to the increase in operating cash flows from March 31, 2007 was a decrease of $12.86 million of income taxes paid during the fiscal year ended March 31, 2007 compared with March 31, 2006, due to the gain recorded on the sale of discontinued operations last year. Cash flow generated from operating activities was net of the cost of $59.56 million of direct-response advertising in the fiscal year ended March 31, 2007 compared with $55.95 million in the fiscal year ended March 31, 2006.
     Net cash flows used for investing activities for the fiscal year ended March 31, 2007 were $44.89 million, or a decrease of $8.70 million from the $53.59 million cash used in investing activities in the year-ago period. During the fiscal year ended March 31, 2007, the Company paid $33.64 million to purchase certain assets of 12 diabetes companies. In the year-earlier period, the Company used $75.37 million to purchase certain diabetes assets, including the NDP and IntelliCare acquisitions, and also received $44.50 million from the sale of its Women’s Health Products Division. The NDP acquisition represented the acquisition of the Company’s fourth largest competitor in the diabetes industry and represented an opportunity to increase the Company’s business with commercial insurers, enhance diabetes management services and expand its healthcare professional sales force initiatives. The sale of the Women’s Health Products Division represented a decision by the Company to focus on its core diabetes and pharmacy businesses. In the fiscal year ended March 31, 2007, we received $3.89 million in proceeds from the sale of our Deerfield Beach, Florida facility that was acquired as part of the assets of National Diabetic Assistance Corporation in January 2005.
     Net cash used for financing activities for the fiscal year ended March 31, 2007 was $17.44 million, a decrease of $3.53 million as compared with $20.97 million used for financing activities in the fiscal year ended March 31, 2006. The decrease was primarily due to proceeds from the September 2006 issuance of $180 million in convertible notes, partially offset by $5.81 million paid in debt issuance costs and $26.27 million, net, paid to enter into certain convertible note hedge and warrant transactions with respect to our common stock that were entered into for the purpose of reducing the potential dilution upon conversion of the newly issued notes. We also repaid $131.30 million in amounts outstanding under our Credit Facility in the fiscal year ended March 31, 2007 compared with borrowing $190 million in the fiscal year ended March 31, 2006. In addition, during the fiscal year ended March 31, 2007, the Company purchased 705,000 shares of our common stock for $29.62 million, compared with the purchase of 5 million shares of our common stock for $198.60 million in the year-earlier period.
     In April 2006, we increased the available funds under our revolving Credit Facility to $250 million from $217.5 million. As of March 31, 2007, we had $58.70 million outstanding under the Credit Facility. The unused Credit Facility balance of $191.30 million is available to fund acquisitions, stock repurchases, capital expenditures, and for other general corporate purposes through March 30, 2011.

Commitments
     Lease, Note Payable, Rental and Purchase Commitments
     We have various contractual obligations that affect our liquidity. The following represents future payments for our contractual obligations, including our capital and operating leases and rental and purchase commitments as of March 31, 2007:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Capital lease obligations	$325	$314	$11	$—	$—
Equipment financing obligations	1,494	557	937	—	—
Operating lease obligations	7,661	1,637	2,638	1,678	1,708
Purchase obligations	9,738	9,738	—	—	—
Credit facility borrowings	58,700	—	—	58,700	—
Convertible subordinated notes	180,000	—	—	180,000	—

Total contractual obligations	$257,918	$12,246	$3,586	$240,378	$1,708

     We have committed to purchase approximately $9.62 million in advertising spots and other media in our fiscal year ending March 31, 2008. We entered into these purchase commitments to obtain favorable advertising rates.
     In the fiscal year ended March 31, 2006, we entered into a two-year contract with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month payable over a two year period, 2 months of which remained payable as of March 31, 2007.
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in March and September 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of the years ended March 31, 2007 and March 31, 2006, we had $58.70 million and $190 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate for the fiscal year ended March 31, 2007 was 6.6%. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
     During fiscal 2007, PolyMedica entered into a master equipment financing agreement with Citizens Asset Finance allowing us to borrow up to $5 million, secured by equipment owned by PolyMedica. The initial borrowing under the agreement was $678,000, effective October 1, 2006, with a second borrowing effective January 1, 2007 for the amount of $831,000. The imputed interest rate on both borrowings is approximately 6.7% for a term of 36 months.
Contingencies
     Competitive Bidding
     Our net revenues and income are sensitive to changes in the Medicare program. Because approximately 86% of our patients are covered by Medicare, any reduction in reimbursement levels or changes in the availability of our services to the Medicare eligible population could have a material impact on our business. Recently, Medicare issued rules on the competitive bidding program for durable medical equipment. We are closely monitoring every step of this new program because it could directly affect the revenues and income generated by our Diabetes segment.

     The Medicare Modernization Act further established a program for the competitive acquisition for certain covered items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). On April 2, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, which will require competitive bidding of certain DMEPOS items in ten competitive bid areas (“CBAs”) by April 2008, and additional areas thereafter. Diabetes testing supplies, including test strips and lancets, which are commonly supplied via mail order delivery, will be subject to the competitive bidding process. For the first 10 CBAs, or the “First Phase,” diabetes testing supplies will be bid mail-order only; storefront sales are not subject to competitive bidding in the first 10 CBAs. In calendar 2010, mail order diabetes testing supplies may be subject to a national or regional mail order program, which would require mail order suppliers to bid on areas larger than the current CBAs. Presently, blood glucose monitors are not included in the competitive bidding program for diabetes testing supplies.
     Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in the competitive bidding process. For example, suppliers that wish to submit bids must be a participating Medicare supplier with a DME supplier number, be licensed in compliance with relevant state regulations, meet specific quality and financial standards developed by CMS, and be accredited by a CMS-approved accreditation organization.
     Generally, CMS will award contracts to bidding suppliers by first determining the “pivotal bid” for each competitively bid product category (i.e., diabetes supplies) in each CBA. The pivotal bid is the lowest composite bid of all items in each DMEPOS product category submitted by qualified bidders that, when combined with lower composite bids, results in a sufficient number of suppliers to meet beneficiary demand within each CBA. In each CBA, qualified suppliers whose composite bids for each DMEPOS product category that are at or lower than the pivotal bid will be awarded contracts, subject to certain accreditation and participation standards. For the First Phase, the final rule provides that at least five suppliers will be awarded contracts in each CBA for each competitively bid product category. If CMS implements a national or regional mail order program in 2010, CMS may award contracts to fewer than five suppliers if it determines that fewer than five suppliers can meet beneficiary demand.
     Reimbursement rates will be determined by selecting the median bid price for each individual item among the winning bidders in a DMEPOS product category and will be applicable for the duration of each contract period. It is likely that there will be different reimbursement rates for the same DMEPOS items across varying CBAs.
     For the First Phase, the bidding window began on May 15, 2007 and will end 60 days later on July 13, 2007. It is anticipated that CMS will conclude the contracting process by December 2007 for the First Phase, at which point CMS intends to announce the names of the contracted suppliers. CMS intends to conduct extensive beneficiary education about competitive bidding and about the winning contracted suppliers between January and March 2008. The program and new payment rates for the First Phase are scheduled to take effect on April 1, 2008 and contracts for this phase will last until December 31, 2009.
     For the First Phase, competitive bidding will affect approximately 60,000 of our diabetes patients, which represents approximately 6% of the total number of our diabetes patients and approximately 4-6% of our total revenue. If CMS chooses to include mail order diabetes testing supplies in the next 70 CBAs in 2009, approximately 40% of our total diabetes patient base, including the patients affected in the First Phase, will be affected. If CMS chooses to include mail order diabetes testing as part of a national or regional mail order program, it is possible that all of our Medicare Fee-For-Service diabetes patient base will be subject to competitive bidding in 2010. CMS is currently providing sub-regulatory guidance that could impact the competitive acquisition of diabetes supplies.
     The Medicare Modernization Act also provides CMS additional inherent reasonableness authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. If CMS elects to use its Inherent Reasonableness authority, it will issue further guidance on how it intends to use this authority through the formal rule making process.
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

     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million, which would be fully covered by our insurance policies. The proposed settlement amount is included in accrued expenses and the insurance reimbursement is included in prepaid expenses and other current assets in our consolidated balance sheet as of March 31, 2007. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. On May 9, 2007, the parties submitted settlement documents for Court approval. The Court will consider the proposed settlement at a hearing to be held on September 5, 2007.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and, should the settlement be rejected by the Court, we intend to continue to contest the claims vigorously.
     If the settlement proposal is not accepted by the Court, we would be unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
     Fair Labor Standards Act Litigation
     On March 7, 2007, in connection with a lawsuit filed against the Company by a former employee in February 2005, we announced that the Federal District Court in Fort Pierce, Florida determined that Liberty had violated the Fair Labor Standards Act with respect to its former overtime compensation and lunch break deduction policies. The court in this matter ruled that upon final resolution of the remaining legal issues in the case, it will enter a judgment against the Company, which we plan to appeal to the 11th Circuit Court of Appeals. In response to this decision, the Company recorded an additional charge of approximately $1.43 million to reflect the potential amount of the judgment, the Company’s legal fees and associated costs, and the legal fees of the plaintiffs that the Company may be required to pay. In the fiscal year ended March 31, 2007, the Company recorded charges totaling $1.53 million in selling, general and administrative expenses related to this lawsuit.
Adequacy of Capital Resources
     We believe that our ending cash, cash equivalents and marketable securities balance as of March 31, 2007 of approximately $2.09 million, together with cash flow generated by operations and available credit facility funds, will be sufficient to meet working capital, planned capital expenditure investments, including the continued expansion of our call center in Port St. Lucie to accommodate the expected additional call volume to be generated from the implementation of Medicare’s Part D prescription drug benefit, and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available credit facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes segment depend on the continued availability of Medicare reimbursement.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN No. 48 will have on its disclosure requirements.
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
     We also have exposure to market risk for changes in interest rates on our Credit Facility. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates. The book value of our debt approximates fair value. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate, if we had fully utilized our available Credit Facility would be approximately $2.5 million on a pre-tax basis.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)	The following documents are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of PolyMedica Corporation:
We have completed integrated audits of PolyMedica Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PolyMedica Corporation and its subsidiaries at March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this form 10-K, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

As discussed in Note O to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 18, 2007

PolyMedica Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,093	$9,101
Accounts receivable (net of allowances of $31,350 and $28,169 as of March 31, 2007 and 2006, respectively)	117,309	104,013
Inventories	37,554	34,467
Deferred tax assets	4,787	4,334
Income tax receivable	—	6,662
Prepaid expenses and other current assets	18,344	9,896

Total current assets	180,087	168,473

Property, plant, and equipment, net	61,098	64,678
Goodwill	64,598	64,488
Intangible assets, net	46,870	27,228
Direct response advertising, net	101,487	91,653
Notes receivable	14,433	9,548
Other assets	8,873	3,249

Total assets	$477,446	$429,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,909	$26,363
Accrued expenses	34,514	20,652
Current portion of capital lease and other obligations	804	596

Total current liabilities	62,227	47,611

Capital lease, note payable and other obligations	2,252	1,144
Credit facility	58,700	190,000
Convertible subordinated notes	180,000	—
Deferred tax liabilities	12,351	31,411

Total liabilities	315,530	270,166

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,716,294 and 23,050,924 shares issued and outstanding as of March 31, 2007 and 2006, respectively	227	230
Additional paid-in capital	150,577	142,468
Retained earnings	11,112	16,453

Total shareholders’ equity	161,916	159,151

Total liabilities and shareholders’ equity	$477,446	$429,317

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

Fiscal Year Ended March 31,	2007	2006	2005

Net revenues	$675,487	$491,515	$379,858

Cost of sales	366,975	231,867	167,225

Gross margin	308,512	259,648	212,633

Selling, general and administrative expenses	246,067	197,365	159,348
Settlement charge	—	—	29,987

Income from operations	62,445	62,283	23,298

Other income and expense:
Investment income	1,050	931	1,269
Interest and other expense	(10,468)	(4,840)	(73)

Other income and expense	(9,418)	(3,909)	1,196

Income from continuing operations before income taxes	53,027	58,374	24,494

Income tax provision	19,355	20,992	8,341

Income from continuing operations, net of income taxes	33,672	37,382	16,153

Discontinued operations:
Income from discontinued operations, net of income taxes of $2,016 in 2006 and $9,980 in 2005	—	3,160	16,281
Gain on disposal of discontinued operations, net of income taxes of $14,282 in 2006	—	19,856	—

Income from discontinued operations, net of income taxes	—	23,016	16,281

Net income	$33,672	$60,398	$32,434

Income from continuing operations per weighted average share:
Basic	$1.47	$1.51	$0.59
Diluted	$1.44	$1.47	$0.58

Income from discontinued operations per weighted average share:
Basic	$—	$0.92	$0.60
Diluted	$—	$0.91	$0.58

Net income per weighted average share:
Basic	$1.47	$2.43	$1.19
Diluted	$1.44	$2.38	$1.16

Cash dividends per share	$0.60	$0.60	$0.60

Weighted average shares, basic	22,831	24,827	27,362

Weighted average shares, diluted	23,376	25,370	27,956
The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended March 31, 2005, 2006, and 2007
(Dollars in thousands)

	Common stock		Additional			Total
	Number of		paid - in	Deferred	Retained	shareholders’
	shares	Amount	capital	compensation	earnings	equity
Balance at March 31, 2004	26,674,520	$267	$136,236	$—	$122,325	$258,828
Exercise of stock options less shares surrendered	1,216,367	12	17,784			17,796
Tax benefit from stock options exercised			7,523			7,523
Issuance of common stock under the 1992 Employee Stock Purchase Plan	32,825	—	776			776
Restricted stock granted under the 2000 Stock Incentive Plan			484	(476)		8
Intrinsic value of a vesting term extension for certain outstanding options			34			34
Dividends declared and paid out on common stock					(16,374)	(16,374)
Net income					32,434	32,434

Balance at March 31, 2005	27,923,712	279	162,837	(476)	$138,385	$301,025
Repurchase of common stock including fees	(5,294,900)	(53)	(31,184)		(167,359)	(198,596)
Exercise of stock options	382,940	4	6,260			6,264
Tax benefit from stock options exercised			2,752			2,752
Issuance of common stock under the 1992 Employee Stock Purchase Plan	32,610	—	860			860
Restricted stock granted under the 2000 Stock Incentive Plan	6,562	—	6,844	(6,844)		—
Amortization of restricted stock				1,419		1,419
Dividends declared and paid out on common stock					(14,971)	(14,971)
Net income					60,398	60,398

Balance at March 31, 2006	23,050,924	230	148,369	(5,901)	$16,453	$159,151
Repurchase of common stock including fees	(705,000)	(7)	(4,492)		(25,125)	(29,624)
Exercise of stock options	310,937	3	6,372			6,375
Stock-based compensation			11,768			11,768
Proceeds from issuance of warrants			20,736			20,736
Tax benefit of derivatives			17,108			17,108
Purchase of note hedge, net of fees			(47,004)			(47,004)
Tax benefit from stock options exercised			2,755			2,755
Reclassification of deferred compensation to additional paid in capital			(5,901)	5,901		—
Issuance of common stock under the 1992 Employee Stock Purchase Plan	28,308	1	866			867
Restricted stock granted under the 2000 Stock Incentive Plan	31,125	—				—
Dividends declared and paid out on common stock					(13,888)	(13,888)
Net income					33,672	33,672

Balance at March 31, 2007	22,716,294	$227	$150,577	$—	$11,112	$161,916

The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(In thousands)

Fiscal Year Ended March 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$33,672	$60,398	$32,434
Income from discontinued operations	—	(23,016)	(16,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of direct-response advertising	335	382	—
Depreciation and amortization	24,347	15,402	9,259
Amortization of direct-response advertising	49,389	42,409	33,759
Direct-response advertising expenditures	(59,558)	(55,945)	(50,430)
Deferred income taxes	(2,405)	9,895	8,239
Tax benefit from stock options exercised	1,327	2,752	7,523
Provision for doubtful accounts	20,981	20,084	18,414
Provision for sales allowances/returns	13,013	15,715	14,668
Stock-based compensation	11,768	1,419	42
(Gain) loss on disposal of property and equipment	(519)	(85)	774
Other	—	113	152
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(47,290)	(74,341)	(37,273)
Income tax receivable/payable	6,662	(5,577)	1,445
Inventories	(3,087)	(3,676)	(10,747)
Prepaid expenses and other assets	(7,726)	(2,403)	(3,095)
Accounts payable	546	6,066	1,789
Accrued expenses and other liabilities	13,862	(6,763)	(2,834)

Net cash provided by continuing operations	55,317	2,829	7,838
Net cash provided by discontinued operations	—	8,578	25,174

Net cash provided by operating activities	55,317	11,407	33,012

Cash flows from investing activities:
Purchase of marketable securities	—	(2,288)	(13,241)
Proceeds from maturing marketable securities	—	9,092	13,858
Purchase of property, plant, and equipment	(10,135)	(12,747)	(8,093)
Decrease in restricted cash	—	—	512
Issuance of note receivable	(5,000)	(10,000)	—
Purchase of businesses, net of cash received	—	(75,373)	(14,928)
Purchase of patient lists and other contracts	(33,640)	(7,242)	(9,569)
Proceeds from sale of businesses	—	44,503	—
Proceeds from sale of equipment	3,885	570	—

Net cash used for continuing operations	(44,890)	(53,485)	(31,461)
Net cash used for discontinued operations	—	(101)	(195)

Net cash used for investing activities	(44,890)	(53,586)	(31,656)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,242	7,124	18,572
Proceeds from issuance of convertible subordinated notes	180,000	—	—
Proceeds from issuance of warrants	20,736	—	—
Purchase of convertible note hedge, net of fees	(47,004)	—	—
Repurchase of common stock	(29,624)	(198,596)	—
Payment of debt issuance costs	(5,812)	(1,704)	(116)
Payment of dividends declared on common stock	(13,888)	(14,971)	(16,374)
Net cash (paid for)/received from credit facility	(131,300)	190,000	—
Proceeds from equipment line of credit	1,510	—	—
Payment of note payable	—	(2,250)	—
Excess tax benefit from exercised stock options	1,428	—	—
Payment of obligations under capital leases and other	(723)	(569)	(421)

Net cash provided by (used for) continuing operations	(17,435)	(20,966)	1,661
Net cash provided by discontinued operations	—	—	—

Net cash provided by (used for) financing activities	(17,435)	(20,966)	1,661

Fiscal Year Ended March 31,	2007	2006	2005
Net change in cash and cash equivalents	(7,008)	(63,145)	3,017

Cash and cash equivalents at beginning of year	9,101	72,246	69,229

Cash and cash equivalents at end of year	$2,093	$9,101	$72,246

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,785	$5,347	$98
Income taxes paid	12,307	25,165	3,916
Note payable issued for purchase of business assets	—	—	2,250
Assets purchased under capital lease or note payable	—	—	979
Disposal of building and equipment	4,464	2,243	1,994
The accompanying notes are an integral part of the consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies:
     Company
     PolyMedica Corporation was organized in 1988. Today, through our larger segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimen on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We additionally provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management.
     We attract new patients to our diabetes business through five sources. We communicate directly with potential patients through targeted television, internet and print advertising, as well as direct mail. We serve as a service provider to members of commercial health plans. We obtain patients by acquiring competitors. Patients are referred to us by physicians’ offices. Finally, we work to establish relationships with business partners who can assist in our clinical outreach to patients. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular seniors, and help them follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other third party payers and from patients directly. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients by putting their needs first has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
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
     Basis of Consolidation
     The consolidated financial statements include the accounts of PolyMedica and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2007, all of PolyMedica’s subsidiaries were wholly owned.
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
     We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients. Approximately $312.98 million, $273.09 million and $239.33 million of net revenues, or 46.3%, 55.6% and 63.0% of consolidated net revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, were reimbursable by Medicare for

PolyMedica Corporation
Notes to Consolidated Financial Statements
products provided to Medicare beneficiaries. In the fiscal years ended March 31, 2007 and 2006, $140.98 million and $18.72 million, or 20.9% and 3.8% of consolidated net revenues from continuing operations, respectively, were reimbursable by Prescription Drug Plans under the Medicare Prescription Drug program (“Part D”).
     Revenue Recognition and Accounts Receivable
     We recognize revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue related to the healthcare communication services and any application service provider technology we provide based upon the existence of an agreement, the fee being fixed or determinable and collection of the resulting receivable being probable. Such revenue is recognized ratably over the estimated life of the customer arrangement, which is generally the term of the contract. Any fees paid in advance, such as implementation fees, are deferred and recognized ratably over the term of the contract. All other patient service fees are recognized as the related services are performed. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients.
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
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of March 31, 2007 and 2006, accounts receivable allowances were $31.35 million and $28.17 million, respectively, or 21.1% and 21.3% of gross accounts receivable, respectively.
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
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. During the fiscal years ended March 31, 2007, 2006 and 2005, we provided for allowances for doubtful accounts of continuing operations at a rate of approximately 3.1%, 4.1% and 4.8% of net revenues, respectively.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the fiscal years ended March 31, 2007, 2006 and 2005, we provided for sales allowances of continuing operations at a rate of approximately 1.9%, 3.1% and 3.7% of gross revenues, respectively.
     Cost of Sales
     Cost of sales consists primarily of purchased finished goods for sale in our markets and shipping and handling fees.
     Marketing and Promotional Costs
     Advertising (other than direct-response), promotional, and other marketing costs are charged to earnings in the period in

PolyMedica Corporation
Notes to Consolidated Financial Statements
which they are incurred, which amounted to $1.63 million, $2.22 million and $1.91 million in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Promotional and sample costs whose benefit is expected to assist future sales are expensed as the related materials are used.
     Income Taxes
     We recognize deferred tax assets and liabilities based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized.
     Earnings per Share
     Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options, restricted stock and warrants using the “treasury stock” method. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     In connection with our adoption of FAS No. 123R, the calculation of assumed proceeds used to determine our diluted weighted average shares outstanding under the treasury stock method in fiscal 2007 was adjusted by tax windfalls and shortfalls associated with all of our outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.
     Incremental net shares for the Notes and the warrant transactions will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $47.90 per share in the case of the Notes and $67.23 per share in the case of the warrants. The effect of the assumed conversion of the Notes would be included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $47.90 is less than the average market price of the Company’s common stock for the period, because upon conversion, the principal amount is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. During the year ended March 31, 2007, the average market price of the Company’s common stock was less than the conversion price of the Notes and the exercise price of the warrants and therefore both are anti-dilutive. Therefore, net shares issuable upon conversion of the Notes or exercise of the warrants were excluded from the diluted earnings per share calculation. See Note J for more information with respect to the convertible note hedges and the warrant transactions.
     Accounting for Stock-Based Compensation
     PolyMedica has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock awards, including restricted stock and stock options, as determined by the Company’s Board of Directors or its Compensation Committee. Generally, restricted stock awards and stock options granted to employees are subject to four-year vesting terms, assuming continued employment with the Company, with one year vesting terms for awards granted to members of our Board of Directors. Generally, stock options are awarded with an expiration period of ten years, and upon an optionee’s termination of service or employment, such expiration period may be reduced. For restricted stock awards granted, PolyMedica retains the right to repurchase any unvested shares at par value upon termination of employment or service. Upon a change in control of the Company, all options held by certain employees, regardless of grant date, become immediately exercisable and restricted stock awards granted to such employees cease to be subject to restrictions and the Company’s repurchase rights.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The total stock-based compensation of $11.77 million recorded during the fiscal year ended March 31, 2007 upon the adoption of SFAS No. 123(R) on April 1, 2006, has been included in the statement of operations within selling, general and administrative expenses thereby reducing income from continuing operations by $11.77 million and net income by $7.47 million or $0.32 per diluted weighted average share. Stock-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.
     Employee Stock Purchase Plan
     We also allow employees who have been employed by PolyMedica for six months or more prior to the beginning of an option period to enroll in our Employee Stock Purchase Plans (the “ESPP Plans”). The options are exercisable immediately after grant, at the lower of 85% of the fair market value of the common stock at the beginning or the end of the six-month accumulation period. Amounts are accumulated through payroll deductions ranging from 1% to 10% of each participating employee’s compensation, as defined in the ESPP Plans, but in no event more than $12,500 during any six-month option period. The ESPP Plans, as currently structured, are considered compensatory under the requirements of SFAS No. 123(R), “Share-Based Payment.”
     Cash and Cash Equivalents
     We have classified short-term investments as available for sale, with any difference between amortized cost and fair value, net of tax effect, shown as a separate component of shareholders’ equity. We consider all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. We place our cash and cash equivalents and investments with high-credit-quality financial institutions. We invested primarily in commercial paper and bonds with initial maturities of less than 90 days and one year, respectively. Realized and unrealized gains (losses) on investments were not material for any periods presented. As of March 31, 2007 and 2006, the fair value of these investments was not materially different from cost.
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
     Property, Plant, and Equipment
     Property, plant, and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various assets as set forth in the table below:

Buildings	30 years
Furniture, fixtures and office equipment	5 - 7 years
Computer equipment and software	2 - 7 years
Warehouse equipment	5 - 12 years
Commercial vehicles	5 years
Pharmacy and laboratory equipment	5 - 7 years
Leasehold improvements	Shorter of life of asset or lease
     Upon retirement or disposal of fixed assets, the costs and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are charged to expense as incurred. Capital assets in process are not depreciated until placed in service.
     Capitalized Software Development Costs
     Software development costs incurred subsequent to establishing technological feasibility, which is demonstrated by the completion of a detail program design, are depreciated once placed in service, on a straight-line basis over five to seven years, which is the estimated useful life. Unamortized software development costs included in capital assets in process were $1.31 million and $353,000 at March 31, 2007 and 2006, respectively. Total software development costs that had been placed in service as of March 31, 2007 and 2006 were $6.87 million and $4.66 million, respectively. Amortization of software development costs that had been placed in service prior to March 31, 2007, totaled $1.21 million, $803,000 and $630,000, in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Research and development costs are expensed as incurred.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Intangible Assets
     We capitalize and include in intangible assets the costs of patient lists and covenants-not-to-compete. We amortize the cost of patient lists to selling, general and administrative expenses on an accelerated basis after initial shipment. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of recorded intangible assets at each balance sheet date by comparing their carrying amounts to the probable remaining future net cash flows expected to result directly from such assets. If the carrying amount of the intangible asset exceeds the future net cash flows expected to result directly from such asset, an impairment loss is recognized in an amount equal to that excess and recorded as a selling, general and administrative expense.
     Goodwill is calculated as the difference between the acquisition cost and the fair value of the net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform goodwill impairment tests annually and whenever events or changes in circumstance suggest that the carrying value of an asset may not be recoverable.
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
     Direct-Response Advertising
     Direct-response advertising and associated costs for our diabetes supplies and related products included in the Diabetes segment for the periods presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis after initial shipment. The amortization rate is such that 32% is expensed over the first year with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     We recorded the following activity related to our direct-response advertising asset for the periods presented:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
(in thousands)	2007	2006	2005
Capitalized direct-response advertising	$59,558	$55,945	$50,430
Direct-response advertising amortization	(49,389)	(42,409)	(36,884)
Impairment of direct-response advertising	(335)	(382)	—

Increase in direct-response advertising asset, net	9,834	13,154	13,546
Beginning direct-response advertising asset, net	91,653	78,499	64,953

Ending direct-response advertising asset, net	$101,487	$91,653	$78,499

     Discontinued operations include $3.13 million of direct-response advertising amortization, included above, in the fiscal year ended March 31, 2005.
     Other Assets
     Included in other assets are restricted investments of $1.36 million and $829,000 as of March 31, 2007 and 2006, respectively, which represent amounts set aside by PolyMedica under executive deferred compensation plans. The related liability is included in long-term liabilities (“capital lease, note payable and other obligations”). Changes in the fair value of investments held in these plans are recorded as investment income or loss (“investment income” as captioned on the statements of operations) with a corresponding adjustment to selling, general and administrative expense and to other assets and other long-term liabilities (“capital lease, note payable and other obligations”). In the fiscal year ended March 31, 2007, $78,000 was paid directly to certain beneficiaries from these plans. There were no payments to beneficiaries from these plans in the fiscal year ended March 31, 2006. Amounts set aside to fund the executive deferred compensation plans in the fiscal years ended March 31, 2007, 2006 and 2005 totaled $484,000, $516,000 and $142,000, respectively.
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
     New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN48 will have on its disclosure requirements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. The Company is in the process of evaluating the effect that SFAS 157 will have on its financial statements, if any.
B. Major Patients and Products:
     For the fiscal years ended March 31, 2007 , 2006, and 2005, no patient or other customer represented more than 10% of our consolidated revenues. As of March 31, 2007 and 2006, the amounts included in gross accounts receivable due from Medicare were $39.27 million and $46.13 million, respectively. For the fiscal years ended March 31, 2007, 2006, and 2005, sales of diabetes test strips and related products amounted to $416.35 million, $348.30 million, and $293.49 million, respectively, representing 61.6%, 70.9%, and 77.3%, respectively, of our consolidated net revenues.
C. Inventories:
     Inventories totaling $37.55 million and $34.47 million as of March 31, 2007 and 2006, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents, if applicable, to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of March 31, 2007 and 2006 is $2.99 million and $4.77 million, respectively, of inventory shipped to patients for which we have received an order but have not yet received and verified the required documentation to bill Medicare, other government agencies, third-party payers and patients, and to recognize revenue.
D. Property, Plant, and Equipment:

(in thousands)	March 31, 2007	March 31, 2006
Buildings	$28,069	$30,577

Computer equipment and software	49,494	39,327

Furniture, fixtures and office equipment	12,957	12,805

Land	8,283	8,803

Warehouse equipment	—	45

Pharmacy and laboratory equipment	2,315	2,178

Leasehold improvements	1,110	810

Capital assets in process	2,901	4,913

Commercial vehicles	240	240

	105,369	99,698

Less accumulated depreciation	(44,271)	(35,020)

	$61,098	$64,678

     Depreciation expense for property, plant, and equipment used for continuing operations for the fiscal years ended March 31, 2007, 2006 and 2005 was approximately $10.35 million, $7.88 million and $7.11 million, respectively. Property, plant, and equipment as included in the consolidated balance sheets include the following amounts for capitalized leases:

PolyMedica Corporation
Notes to Consolidated Financial Statements

	March 31,	March 31,
(in thousands)	2007	2006
Furniture, fixtures and office equipment	$1,778	$2,145
Computer equipment and software	50	50
Pharmacy and laboratory equipment	—	109

	1,828	2,304
Less accumulated depreciation	(1,202)	(1,189)

Net capital leased assets	$626	$1,115

E. Notes receivable
     During the fiscal years ended March 31, 2007 and 2006, PolyMedica advanced $5 million and $10 million, respectively, to AgaMatrix, Inc. (“AgaMatrix”) as part of a supply agreement and received in exchange three convertible promissory notes (the “Notes”). Interest accumulates on the Notes’ unpaid balance at 3% per year. The Notes require AgaMatrix to pay the full balance of the unpaid principal and interest on the later of the termination of the supply agreement or the Notes’ fourth anniversary. AgaMatrix may prepay the Notes at any time subject to certain penalties. In addition, we may convert the Notes into AgaMatrix common stock at a rate of one share for each $3.50 of unpaid principal and interest after December 31, 2007. We also have the option to convert the Notes at the same rate or require their immediate repayment in connection with a change of control of AgaMatrix. If AgaMatrix makes an initial public offering of its shares, PolyMedica may be required to convert the Notes. The Notes have been discounted due to a below-market stated interest rate. The Company evaluates the collectibility of the Notes based on the financial position and estimates of future earnings and cash flows of AgaMatrix.
F. Acquisitions
     On August 26, 2005, we acquired all of the equity interests of National Diabetic Pharmacies, LLC (“NDP”) for $55.43 million in cash excluding the $723,000 of NDP cash acquired through the transaction. We acquired NDP because of its market-leading position as a provider of diabetes products and disease management services to over 113,000 patients. Over half of their patients are covered by programs that NDP had established with managed care organizations and employers. Also, the acquisition of NDP expanded our operations with the 45,000 square foot call center and distribution facility in Salem, VA and employs approximately 300 employees. The results of NDP’s operations since the August 26, 2005 acquisition have been included in the consolidated financial statements as part of the Diabetes segment.
     The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition. The purchase price exceeded the fair value of the acquired net assets and, accordingly, $41.84 million was allocated to goodwill, all of which is amortizable for tax purposes. Additionally, since the acquisition was treated as an asset purchase for tax purposes, no deferred tax assets or liabilities were recorded as part of the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (table in thousands):

Cash and cash equivalents	$723
Accounts receivable	4,924
Prepaid expenses and other assets	653
Inventory	3,980
Property, plant and equipment	808
Intangible assets	10,650
Goodwill	41,840

Total assets acquired	$63,578

Accounts payable	$6,370
Accrued expenses	1,060

Total liabilities assumed	7,430

Net assets acquired	$56,148

     Of the $10.65 million allocated to intangible assets, $6.23 million is attributable to contracts with managed care organizations and $4.42 million is attributable to patient lists. The value of the contracts with managed care organizations will be amortized over the

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.
     On October 28, 2005, we acquired all of the outstanding shares of common stock of IntelliCare, Inc. (“IntelliCare”), based in South Portland, Maine, for an aggregate purchase price of $20.13 million in cash including transaction costs. IntelliCare has a distributed network of healthcare professionals that provide medical call center services and technology that enhance patient care communications to beneficiaries and health plans. We believe that this acquisition provides us with a disease management platform that will enable us to provide enhanced services to our patient base.
     The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values as of the effective date of the acquisition, with $1.06 million allocated to the value of tangible assets and $1.90 million allocated to intangible assets, consisting primarily of service contracts with healthcare providers and other customers. The $20.13 million purchase price exceeded the fair value of the acquired net assets and, accordingly, $12.19 million was allocated to goodwill. Neither the intangible assets nor the goodwill is deductible for tax purposes. We also recorded temporary tax differences and tax attributes related to the acquisition of IntelliCare including a deferred tax asset from the $16.1 million of federal net operating loss carryforwards expiring between 2015 and 2024 which are subject to annual limitations under IRC section 382. Pro forma financial statement results including the results of IntelliCare would not differ materially from our historically reported financial statement results.
     The purchase price allocations for both acquisitions were based on estimates of the fair value of the net assets acquired.
     On January 28, 2005, we acquired for $17.18 million in cash, including incurred direct costs, certain business assets of National Diabetic Assistance Corporation (“NDAC”), a provider of diabetes testing supplies and respiratory medications primarily to Medicare beneficiaries throughout the country. NDAC served approximately 29,000 patients and generated revenues for calendar 2004 of approximately $15 million. Of the total purchase price, $14.93 million was paid upon closing and $2.25 million was due upon the earlier of the former owners successfully enrolling a total of 36,000 active diabetes patients for our Diabetes segment to service, or five years. During the fiscal year ended March 31, 2006, we fully repaid the $2.25 million note obligation. Operating results for NDAC, which account for less than 5% of our consolidated results, are reported as part of our Diabetes segment.
     The $17.18 million purchase price was allocated as follows:

(in thousands)
Patient list	$7,300
Goodwill	5,547
Property, plant, and equipment	3,800
Inventories	370
Debt discount and other	161

$17,178

     Goodwill, valued at $5.55 million, represents the purchase price paid in excess of the fair value of identifiable assets. The

PolyMedica Corporation
Notes to Consolidated Financial Statements
acquisition of NDAC’s patient list aided in Diabetes revenue growth in fiscal 2005 as we shipped to 14,100 of the total 29,000 patient profiles. Pro forma financial statement results including the results of NDAC would not differ materially from our historically reported financial statement results.
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
     On September 30, 2005, we sold our Massachusetts-based Women’s Health Products Division, which manufactured and sold prescription and over-the-counter urology products to distributors and retailers, to Amerifit Nutrition, Inc. (“Amerifit”) for a purchase price, net of $3.0 million transaction costs, of $41.98 million. Net of the assets sold and liabilities assumed by Amerifit in the transaction, we recorded a gain on the sale of $19.26 million, net of income taxes.
     In March 2006, we sold certain assets of our Liberty Respiratory segment. The gain on the sale of these assets has been recorded in our income from discontinued operations.
     The table below shows the results of our discontinued operations:

	Fiscal Year Ended March 31,
(in thousands)	2006	2005
Net revenue from discontinued operations	$44,027	$71,609

Income from discontinued operations, before income taxes	$39,314	$26,261
Income tax provision	16,298	9,980

Income from discontinued operations, net of income taxes	$23,016	$16,281

H. Goodwill and Other Intangible Assets:
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of March 31, 2007 and 2006, by reportable segment, were as follows:

	March 31,	March 31,
(in thousands)	2007	2006
Goodwill:
Diabetes	$64,598	$64,488
Pharmacy	—	—

Total consolidated goodwill	$64,598	$64,488

Intangible assets:
Diabetes patient lists	$63,859	$30,436
Diabetes managed care and other contracts	8,525	8,341
Pharmacy	—	—
Accumulated amortization	(25,514)	(11,549)

Total consolidated intangible assets, net	$46,870	$27,228

     The $110,000 increase in goodwill from March 31, 2006 related to adjustments made to the goodwill acquired in the transactions with NDP and IntelliCare.
     Of the total $33.64 million of patient lists and other contracts acquired in the fiscal year ended March 31, 2007, $33.42 million represents the fair value assigned to patient lists and approximately $217,000 represents the value of other contracts acquired related to the patient lists. The patient lists are amortized on an accelerated basis over a four-year period. The amortization rate is such that 32% is expensed over the first year and the remaining 68% is expensed on a straight-line basis over the following 3 years.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Intangible assets, all of which are subject to amortization, consist of the following:

		March 31, 2007			March 31, 2006
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Patient lists	4	$63,859	$(23,406)	$40,453	$30,436	$(10,847)	$19,589

Other contracts	2-9	8,133	(1,840)	6,293	8,133	(649)	7,484

Covenants not to compete	< 1	392	(268)	124	208	(53)	155

Total		$72,384	$(25,514)	$46,870	$38,777	$(11,549)	$27,228

     Amortization expense for intangible assets was approximately $14.0 million, $7.52 million and $2.15 million for fiscal years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, amortization expense on existing intangible assets expected for the next five fiscal years is as follows (table in thousands):

Fiscal year 2008	$17,214
Fiscal year 2009	13,773
Fiscal year 2010	9,976
Fiscal year 2011	4,087
2012 and thereafter	1,820

Total	$46,870

     As part of our sale of the Women’s Health Products Division, which is included in discontinued operations, $995,000 of goodwill was allocated against the gain on disposal of discontinued operations in the fiscal year ended March 31, 2006.
I. Accrued Expenses:

(in thousands)	March 31, 2007	March 31, 2006
Compensation and benefits	$4,941	$8,270
Proposed Settlement of Class Action Lawsuit	5,500	—
Amounts due to Medco	10,768	—
Inventory receipts	1,695	2,791
Income tax payable	3,245	—
Other	8,365	9,591

	$34,514	$20,652

     During the quarter ended September 30, 2006, we entered into an agreement with Medco Health Solutions, Inc. (Medco”) whereby Medco will provide us with pharmacy fulfillment services. As of March 31, 2007, included in accrued expenses were amounts due to Medco for inventory and shipping costs related to the pharmacy fulfillment services. The integration of Medco’s services was substantially complete as of March 31, 2007. We expect the pharmacy fulfillment services to reduce our need to invest significant capital resources in dispensing certain medications. Also, we believe the agreement with Medco provides the Company with the ability to scale operations into the foreseeable future.
     On or about October 24, 2006, PolyMedica reached an agreement in principle to settle the Class Action Lawsuit. The proposed settlement amount would be covered by insurance and is included in prepaid expenses and other current assets. The settlement has not been finalized and is subject to approval by the District Court. Please also see Note J, Commitments and Contingencies, for a detailed description of the Class Action Lawsuit.
     As of March 31, 2007 and 2006, amounts accrued for compensation and benefits consisted primarily of earned but unpaid employee compensation and severance accruals and, at March 31, 2006, estimated bonus payments. Amounts classified as other consisted primarily of amounts due for advertising and marketing, legal services, and outside consulting.

PolyMedica Corporation
Notes to Consolidated Financial Statements
J. Commitments and Contingencies:
Commitments
     Operating leases
     We lease nine facilities and certain equipment under operating leases expiring through fiscal year 2012. Rental expense under these leases amounted to approximately $1.76 million, $971,000, and $637,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
     Capital leases
     We have various capital lease agreements for computer equipment and software, laboratory equipment, and furniture, fixtures and office equipment. These obligations extend through fiscal year 2009. Most leases contain renewal options or options to purchase at fair market value. We have approximately 46 leases that contain bargain purchase options.
     No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Future annual minimum lease and rental commitments as of March 31, 2007, under all of our leases, capital and operating, are as follows:

	Capital	Operating
(in thousands)	Leases	Leases
2008	$314	$1,637
2009	11	1,335
2010	—	1,303
2011	—	1,226
2012 and thereafter	—	2,160

Total minimum payments	325	$7,661

Less amounts representing interest	(8)

Present value of net payments	317
Less current portion capital lease obligation	(306)

Long-term capital lease obligation	$11

     Equipment Financing Agreement
     During fiscal 2007, PolyMedica entered into a master equipment financing agreement with Citizens Asset Finance allowing us to borrow up to $5 million, secured by equipment owned by PolyMedica. The initial borrowing under the agreement was $678,000 effective October 1, 2006, with a second borrowing occurring on January 1, 2007 for the amount of $831,000. The imputed interest rate on both borrowings is approximately 6.7% for a term of 36 months.
     Credit facility
     On April 12, 2005, PolyMedica entered into an agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in March and September 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of the fiscal years ended March 31, 2007 and 2006, we had $58.70 million and $190 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate for the fiscal years ended March 31, 2007 and March 31, 2006 were 6.6% and 5.3%, respectively. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
     Concurrently with the issuance of the Notes and entering into the convertible note hedge transactions, the Company also entered into separate warrant transactions whereby the Company sold warrants to acquire approximately 3.75 million shares of common stock (the “Warrants”), subject to customary anti-dilution adjustments, at an exercise price of approximately $67.23 per share of common stock. The Company received aggregate proceeds of approximately $20.74 million from the sale of the Warrants.
     In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the Warrants as adjustments to additional paid-in capital, and will not recognize subsequent changes in fair value.
     In connection with the Notes, we recorded $5.81 million in debt issuance costs, which are amortized straight-line over the life of the Notes. Amortization of debt issuance costs related to the Notes of approximately $639,000 was included in interest and other expense in the fiscal year ended March 31, 2007.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Note payable
     During the fiscal year ended March 31, 2006, we repaid a $2.25 million note payable related to the purchase of assets of National Diabetic Assistance Corporation in January 2005. In the fiscal year ended March 31, 2006, we recorded approximately $112,000 of imputed interest expense.
     Other
     We have committed to purchase approximately $9.62 million of advertising spots and other media in the fiscal year ending March 31, 2008. We entered into these purchase commitments to obtain favorable advertising rates to more efficiently acquire new patients.
     In the fiscal year ended March 31, 2006, we entered into a two-year contract with outside legal counsel to obtain legal advice on healthcare compliance and regulatory matters in exchange for $60,000 per month payable over a two year period, 2 months of which remained payable as of March 31, 2007.
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
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million, which would be fully covered by our insurance policies. The proposed settlement amount is included in accrued expenses and the insurance reimbursement is included in prepaid expenses and other current assets in our consolidated balance sheet as of March 31, 2007. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. On May 9, 2007, the parties submitted settlement documents for Court approval. The Court will consider the proposed settlement at a hearing to be held on September 5, 2007.
     We believe that we have meritorious defenses to the claims made in the consolidated amended complaint and, should the settlement be rejected by the Court, we intend to continue to contest the claims vigorously.
     If the settlement proposal is not accepted by the Court, we would be unable to express an opinion as to the likely outcome of this litigation. An unfavorable outcome that exceeds amounts recoverable through our director and officer insurance coverage could have a materially adverse effect on our financial position and results of operations.
     Fair Labor Standards Act Litigation
     On March 7, 2007, in connection with a lawsuit filed against the Company by a former employee in February 2005, we announced that the Federal District Court in Fort Pierce, Florida determined that Liberty had violated the Fair Labor Standards Act with respect to its former overtime compensation and lunch break deduction policies. The court in this matter ruled that upon final resolution of the remaining legal issues in the case, it will enter a judgment against the Company, which we plan to appeal to the 11th Circuit Court of Appeals. In response to this decision, the Company recorded an additional charge of approximately $1.43 million to reflect the potential amount of the judgment, the Company’s legal fees and associated costs, and the legal fees of the plaintiffs that the Company may be required to pay. In the fiscal year ended March 31, 2007, the Company recorded charges totaling $1.53 million related to this lawsuit.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
unable to express an opinion as to the likely outcome of the proposed disallowance. An unfavorable outcome could have a materially adverse effect on our financial position and results of operations.
K. Comprehensive Income:
     Our total comprehensive income equals net income for the fiscal years ended March 31, 2007, 2006 and 2005.
L. Income Taxes:
     Income from continuing operations before income taxes was generated as follows in the fiscal years ended March 31:

(in thousands)	2007	2006	2005
United States	$53,027	$58,374	$24,494
     The provision for income taxes for continuing operations consisted of the following for the fiscal years ended March 31:

(in thousands)	2007	2006	2005
Federal - current	$20,189	$6,603	$593
- deferred	(2,234)	12,883	7,402

	17,955	19,486	7,995

State - current	1,600	57	498
- deferred	(200)	1,449	(152)

	1,400	1,506	346

Total federal and state	$19,355	$20,992	$8,341

     A reconciliation between our effective tax rate for operations and the U.S. statutory rate is as follows:

	2007	2006	2005
U. S. statutory rate	35.0%	35.0%	35.0%

State income taxes, net of U.S. federal income tax effect	1.7	1.7	(0.2)

Other	(.2)	(.7)	(0.7)

Effective tax rate	36.5%	36.0%	34.1%

PolyMedica Corporation
Notes to Consolidated Financial Statements
     The following is a summary of the significant components of our deferred tax assets and liabilities as of March 31, 2007 and 2006:

(In thousands)	2007	2006
Deferred tax assets (liabilities) – current:

Allowance for doubtful accounts	$5,362	$4,621

Accrued expenses	898	791

Net operating loss carryforward	660	660

Sales return reserve	148	483

Inventory reserves	24	28

Capitalized software	(1,376)	(1,297)

Prepaid expenses	(1,674)	(1,900)

Other	745	948

Net deferred tax asset – current	$4,787	$4,334

Deferred tax assets (liabilities) – long term:

Convertible securities interest	$15,481	$—

Stock-based compensation	4,342	—

Net operating loss carryforward	4,035	4,507

Goodwill and intangibles	3,246	729

Property, plant and equipment	(2,311)	(3,102)

Direct-response advertising	(37,144)	(33,545)

Net deferred tax liability – long term	$(12,351)	$(31,411)

Net deferred taxes	$(7,564)	$(27,077)

     On September 19, 2006, the Company issued $180.0 million aggregate principal amount of subordinated convertible notes. Concurrently with the sale of the Notes, the Company entered into convertible hedge transactions with respect to its obligation to deliver common stock under the Notes. Separately and concurrently with the pricing of the Notes, the Company issued warrants for its common stock. The Company has elected to apply the Integration Regulations under Treas. Reg. 1.1275-6 to treat the Notes and the associated hedge as synthetic debt instruments and accordingly is deducting the option premium paid for the hedge as original issue discount over the five-year term. A deferred tax asset has been recorded to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purposes with respect to the exercise or lapse of the warrants.
     Deferred tax assets and liabilities were adjusted for certain acquisitions and dispositions occurring during fiscal 2006. The balances shown at March 31, 2006 reflect the tax effect of temporary differences and tax attributes related to the acquisition of IntelliCare on October 28, 2005. As of March 31, 2007 the Company has net operating loss carryforwards of $13.4 million expiring between 2015 and 2024 and these net operating losses are subject to annual limitations under IRC section 382.
     The Company has fully recognized its deferred tax assets on the belief that it is more likely than not they will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income and tax planning strategies.
     During the year ended March 31, 2006 the Company received approval from the Internal Revenue Service to change its tax method of accounting for inventory shipped to patients. As a result of this method change, the Company recorded an income tax

PolyMedica Corporation
Notes to Consolidated Financial Statements
receivable related to inventory shipped to customers of approximately $4 million paid in 2003 and 2004. This receivable was collected with interest in November 2006. We undergo audits of our tax returns in the normal course of business.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.
M. Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2007	2006	2005
Income from continuing operations, net of income taxes	$33,672	$37,382	$16,153

BASIC:

Weighted average common stock outstanding, end of year	22,831	24,827	27,362

Income from continuing operations, net of income taxes, per weighted average share, basic	$1.47	$1.51	$0.59

DILUTED:

Weighted average common stock outstanding, end of year	22,831	24,827	27,362

Weighted average dilutive common stock equivalents	545	543	594

Weighted average common stock and dilutive common stock equivalents outstanding, end of year	23,376	25,370	27,956

Income from continuing operations, net of income taxes, per weighted average share, diluted	$1.44	$1.47	$0.58
     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 97,500, 393,212 and 902,900 outstanding options not included in the diluted earnings per share computation for the fiscal years ended March 31, 2007, 2006 and 2005, because the options’ exercise prices were greater than the average market price of the common shares.
     Incremental net shares for the Notes and the warrant transactions will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $47.90 per share in the case of the Notes and $67.23 per share in the case of the warrants. The effect of the assumed conversion of the Notes would be included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $47.90 is less than the average market price of the Company’s common stock for the period, because upon conversion, the principal amount is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. During the year ended March 31, 2007, the average market price of the Company’s common stock was less than the conversion price of the Notes and the exercise price of the warrants and therefore both are anti-dilutive. Therefore, net shares issuable upon conversion of the Notes or exercise of the warrants were excluded from the diluted earnings per share calculation. See Note J for more information with respect to the convertible note hedges and the warrant transactions.

PolyMedica Corporation
Notes to Consolidated Financial Statements
N. Shareholders’ Equity:
     On November 17, 2006, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program (the “Program”) by 1,999,900 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica were 2,000,000.
     In June 2000, our Board authorized the repurchase of up to 1,000,000 shares of our common stock on the open market and authorized the repurchase of an additional 1,000,000 shares in August 2001. As of March 31, 2005, we had repurchased 1,371,000 shares under this program (2,742,000 shares when adjusted for our two-for-one stock split effective September 29, 2003). On October 28, 2005, PolyMedica’s Board of Directors increased the number of shares of common stock included in our Share Repurchase Program by 742,000 shares such that the aggregate number of shares available under the Program for repurchase by PolyMedica was 2,000,000 as of that date. Such shares are to be repurchased in the open market in accordance with SEC Rule 10b-18. During the year ended March 31, 2006, 1.29 million shares were purchased under the Program at an average purchase price of $36.58 per share. During the year ended March 31, 2007, 705,000 shares were repurchased under the Program at an average purchase price of $42.02 per share.
     In the fiscal year ended March 31, 2006, in aggregate, we repurchased 5.29 million shares of PolyMedica common stock at an average purchase price of $37.27 per share. Of the 5.29 million shares repurchased in the fiscal year ended 2006, 4 million shares were repurchased at $37.50 per share for a total cost of $150 million plus transaction costs of $1.23 million related to the modified “Dutch Auction” tender offer, which closed on July 8, 2005. The remaining 1.29 million shares were repurchased under the terms of our Share Repurchase Program described above. No shares of PolyMedica common stock were repurchased in the fiscal year ended March 31, 2005.
     During the past two fiscal years, we paid dividends to shareholders of record as follows:

		Outstanding Shares		Total Payment
Payment Date	Dividend / share	of Record	Date of Record	(millions)
May 16, 2005	$0.15	27,963,215	May 5, 2005	$4.19
August 15, 2005	$0.15	24,254,923	August 5, 2005	$3.64
November 15, 2005	$0.15	24,379,118	November 7, 2005	$3.66
February 15, 2006	$0.15	23,206,249	February 6, 2006	$3.48
May 18, 2006	$0.15	23,327,762	May 11, 2006	$3.50
August 15, 2006	$0.15	23,331,177	August 4, 2006	$3.50
November 16, 2006	$0.15	22,726,806	November 6, 2006	$3.41
February 15, 2007	$0.15	23,206,226	February 5, 2007	$3.48
     Restricted stock issued June 29, 2006 and September 25, 2006 totaling 133,690 were not included in the outstanding shares of record for record dates August 4, 2006 and November 6, 2006. We paid a retroactive dividend for these two record dates in the fourth quarter of fiscal 2007, which are included in the outstanding shares of record on February 5, 2007.
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
O. Stock-Based Compensation:
     At our Annual Meeting of Shareholders, held on September 23, 2005, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing from 6,400,000 to 7,900,000 the number of shares available for issuance under the 2000 Stock Incentive Plan and limiting the aggregate number of shares of common stock that may be issued as restricted stock awards to 1,287,613. As of March 31, 2007, there remained 1,511,228 shares available for grant under the 2000 Stock Incentive Plan, 878,308 shares of which may be granted as restricted stock awards.
     PolyMedica has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock awards, including restricted stock and stock options, as determined by the Company’s Board of Directors or its Compensation Committee. Generally, restricted stock awards and stock options granted to employees are subject to four year vesting terms, assuming continued employment with the Company, with one year vesting terms for awards granted to members of our Board of

PolyMedica Corporation
Notes to Consolidated Financial Statements
Directors. Generally, stock options are awarded with an expiration period of ten years, and upon an optionee’s termination of service or employment, such expiration period may be reduced. For restricted stock awards granted, PolyMedica retains the right to repurchase any unvested shares at par value upon termination of employment or service. Upon a change in control of the Company, all options held by certain employees, regardless of grant date, become immediately exercisable and restricted stock awards granted to such employees cease to be subject to restrictions and the Company’s repurchase rights. Nonqualified and incentive options are granted with exercise prices equal to or above the fair market value of our common stock.
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
     Effective April 1, 2006, PolyMedica adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Prior to April 1, 2006, we accounted for share-based compensation to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” We elected to employ the modified prospective transition method as provided by
SFAS No. 123(R). Upon adoption of SFAS No. 123(R) in fiscal 2007, the balance of deferred compensation was eliminated against additional paid-in capital on the balance sheet.
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
     The total stock-based compensation of $11.77 million, including restricted stock awards, recorded during the fiscal year ended March 31, 2007 upon the adoption of SFAS No. 123(R) on April 1, 2006, has been included in the statement of operations within selling, general and administrative expenses thereby reducing income from continuing operations by $11.77 million and net income by $7.47 million or $0.32 per diluted weighted average share. Stock-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.
     Stock Options - The fair value of each stock option granted by PolyMedica is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Management estimates expected volatility based on the historical volatility of the Company’s stock. The decline in volatility in the fiscal year ended March 31, 2007 was due to a change in the market valuation of our stock, which in recent periods has been substantially less volatile. We arrived at our grant expected life estimate upon review of our historical exercise data and the continued use of a vesting schedule with quarterly increments after the first year for the majority of outstanding stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
     The fair value of each option granted during fiscal years 2007, 2006, and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	1.48%	1.68%	1.85%

Expected volatility	32.62%	39.39%	64.70%

Risk-free interest rate	4.70%	4.03%	3.41%

Expected life	3.75	3.75	4.28

PolyMedica Corporation
Notes to Consolidated Financial Statements
Weighted-average fair value of options granted with exercise prices equal to or above the fair value of our common stock during the fiscal years ended March 31,

2007	$11.25
2006	11.34
2005	14.92
Weighted-average fair value of Employee Stock Purchase Plan rights granted below fair value during the fiscal years ended March 31,

2007	$9.67
2006	6.46
2005	13.09
     Generally, when non-qualified stock options are exercised, we derive a tax deduction measured by the amount that the fair market value exceeds the option exercise price on the date the options are exercised. The excess tax benefit from these deductions is recognized as additional paid-in capital.
     Option activity under the Plans is as follows:

		Weighted Average
	Option Shares	Option Price
Outstanding, March 31, 2004	2,960,724	$17.96

Granted	1,502,400	32.84
Exercised	(1,218,811)	14.66
Cancelled	(83,355)	24.66

Outstanding, March 31, 2005	3,160,958	$26.13

Granted	835,625	35.65
Exercised	(382,940)	16.36
Cancelled	(425,285)	29.39

Outstanding, March 31, 2006	3,188,358	$29.36

Granted	99,000	40.48
Exercised	(310,937)	20.50
Cancelled	(93,370)	29.73

Outstanding, March 31, 2007	2,883,051	$30.69

     As of March 31, 2007, there were 998,141 unvested options that will vest principally over four years under the Plans. There were 1,511,228 shares remaining as of March 31, 2007 that were authorized for future option grants under the 2000 Plan.
     As of March 31, 2007, there was $12.33 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 2.14 years.
     The number and weighted-average exercise price of exercisable shares as of March 31, 2007, 2006 and 2005, is as follows:

		Weighted-Average
	Option Shares	Exercise Price
2007	1,884,910	$28.62
2006	1,465,453	24.95
2005	1,086,483	19.27

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Summarized information about stock options outstanding as of March 31, 2007, is as follows:

		Weighted Avg.	Weighted Avg.	# Exercisable	Weighted Avg.
Range of Exercise	# Options	Remaining	Exercise Price -	Options	Exercise Price -
Prices	Outstanding	Contractual Life	Outstanding	Outstanding	Exercisable
$8.50 - 12.11	70,000	5.27	$11.34	70,000	$11.34

$13.47 - 17.50	129,935	4.72	$14.30	129,935	$14.30

$20.75 - 31.04	1,081,347	6.66	$27.25	896,565	$26.87

$31.20 - 34.75	813,694	7.95	$33.81	463,744	$33.63

$34.85 - 43.43	788,075	8.11	$36.60	324,666	$35.77

	2,883,051			1,884,910

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the fiscal years ended March 31, 2006 and 2005:

	Fiscal Year Ended March 31,
(in thousands, except per share data)	2006	2005
Net income	$60,398	$32,434
Add back: Stock compensation costs, net of tax, on options and stock granted below fair market value	910	27
Less: Stock compensation costs, net of tax, had all employee options been recorded at fair value	(7,702)	(5,488)

Adjusted net income	$53,606	$26,973

Net income per weighted average share, basic, as reported	$2.43	$1.19

Net income per weighted average share, diluted, as reported	$2.38	$1.16

Adjusted net income per weighted average share, basic	$2.16	$0.99

Adjusted net income, per weighted average share, diluted	$2.12	$0.98
Restricted stock activity under the plans is as follows:
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
     A summary of the status of our restricted stock as of March 31, 2007 and changes during the fiscal years ended March 31, 2007, 2006 and 2005 is presented below:

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Non-vested as of March 31, 2004	—	$0.01	—

Granted	15,000	$0.01	$32.26
Vested	—	—	—
Cancelled	—	—	—

Non-vested as of March 31, 2005	15,000	$0.01	$32.26

Granted	222,875	$0.01	$34.62
Vested	(6,562)	$0.01	$32.25

PolyMedica Corporation
Notes to Consolidated Financial Statements

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Cancelled	(25,000)	$0.01	$34.69

Non-vested as of March 31, 2006	206,313	$0.01	$34.50

Granted	162,540	$0.01	$32.23
Vested	(31,125)	$0.01	$35.37
Cancelled	—	—

Non-vested as of March 31, 2007	337,728	$0.01	$33.33

     The total fair value of shares vested during the fiscal years ended March 31, 2007 and 2006 was $1.10 million and $212,000, respectively. No shares vested during the fiscal year ended March 31, 2005.
     Of the total $11.77 million stock-based compensation expense recorded in the fiscal year ended March 31, 2007, compensation expense related to restricted stock grants totaled $2.83 million.
     As of March 31, 2007, there was $7.47 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.49 years.
     At our Annual Meeting of Shareholders, held on September 23, 2005, our shareholders approved a limitation of the number of shares that could be issued as restricted stock awards under the 2000 Stock Incentive Plan to 1,287,613 shares. As of March 31, 2007, there remained 878,308 shares available to grant as restricted stock awards under the 2000 Stock Incentive Plan.
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
     For the fiscal years ended March 31, 2007, 2006 and 2005, we accrued and paid matching contributions of $1.47 million, $1.05 million and $1.05 million, respectively, for the PolyMedica 401(k) Plan participants.
     During fiscal 2007, the NDP and IntelliCare plans merged into the PolyMedica Corporation 401(k) Plan and Trust. The NDP plan merged on May 1, 2006 and the IntelliCare plan merged on September 1, 2006.
Q. Segment Information:
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
     Pharmacy – Through our Pharmacy segment, we provide prescription medications primarily to existing Diabetes patients and their spouses.
     During the fiscal year ended March 31, 2006, the selling, general and administrative resources of the Diabetes and Pharmacy segments were combined to achieve economies across our businesses. Management evaluates the segments based on revenue and gross margin, separately evaluating the selling, general and administrative expenses in total. We no longer allocate the selling, general

PolyMedica Corporation
Notes to Consolidated Financial Statements
and administrative expenses incurred by PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. to our reportable segments. Segment assets belonging to PolyMedica’s corporate headquarters and Liberty Healthcare Group, Inc. which included $2.09 million and $9.10 million of cash, cash equivalents and marketable securities as of March 31, 2007 and 2006, respectively, are not allocated as they are considered separately for management evaluation purposes.
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

	Fiscal Year Ended March 31,
(In thousands)	2007	2006	2005
Net revenues:

Diabetes	$476,077	$399,460	$315,019

Pharmacy	199,410	92,055	64,839

Total	$675,487	$491,515	$379,858

Gross Margin:

Diabetes	$271,566	$230,282	$192,574

Pharmacy	36,946	29,366	20,059

Total	$308,512	$259,648	$212,633

Reconciliation of segment gross margin to income from continuing operations before income taxes:

Diabetes gross margin	$271,566	$230,282	$192,574

Pharmacy gross margin	36,946	29,366	20,059

Selling, general and administrative expenses	(246,067)	(197,365)	(159,348)

Other income and expense	(9,418)	(3,909)	1,196

Settlement accrual adjustments	—	—	(29,987)

Income from continuing operations before income taxes	$53,027	$58,374	$24,494

	March 31,	March 31,
	2007	2006
Segment assets:

Diabetes	$392,503	$365,546

Pharmacy	31,592	18,279

Corporate Headquarters and Liberty Healthcare Group, Inc.	53,351	45,492

Total	$477,446	$429,317

PolyMedica Corporation
Notes to Consolidated Financial Statements
R. Interim Information (unaudited):
     The following consolidated interim financial information is unaudited. Such information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation.

	Year Ended March 31, 2007
(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Net revenues	$155,889	$164,110	$177,215	$178,273

Gross margin	72,333	75,958	78,281	81,940

Net income	5,913	7,956	9,839	9,964

Net income per weighted average share, basic	$0.26	$0.35	$0.44	$0.44

Net income per weighted average share, diluted	$0.25	$0.34	$0.43	$0.43

	Year Ended March 31, 2006
(In thousands, except per share data)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4
Net revenues	$102,528	$116,427	$131,931	$140,629

Gross margin	57,454	62,974	68,932	70,288

Income from continuing operations	9,949	10,066	9,614	7,753

Income from continuing operations per weighted average share, basic	$0.36	$0.41	$0.40	$0.34

Income from continuing operations per weighted average share, diluted	$0.35	$0.40	$0.40	$0.33

Net income	12,160	31,495	9,878	6,865

Net income per weighted average share, basic	$0.43	$1.29	$0.41	$0.30

Net income per weighted average share, diluted	$0.43	$1.26	$0.41	$0.29
S. Related Party Transactions:
     There were no significant related party transactions during the fiscal years ended March 31, 2007, 2006 and 2005.
T. Subsequent Events:
     Cash Dividend
     On May 17, 2007, we paid a $0.15 per share cash dividend on 23,212,150 common shares outstanding for a total payment of $3.48 million to our common shareholders of record as of the close of business on May 7, 2007.
     On May 2, 2007, the Board of Directors approved the issuance of 107,285 shares of restricted stock with a fair value of $41.03 per share. On May 3, 2007, the Board of Directors approved the issuance of 25,000 shares of restricted stock with a fair value of $40.78 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

     ITEM 9A. CONTROLS AND PROCEDURES
(1)	Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to PolyMedica, including its consolidated subsidiaries, is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of PolyMedica;

–	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of PolyMedica are being made only in accordance with authorizations of management and directors of PolyMedica; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PolyMedica’s assets that could have a material impact on the financial statements.
     PolyMedica’s internal control over financial reporting was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Internal control, no matter how well designed, has inherent limitations which may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     PolyMedica’s management assessed the effectiveness of PolyMedica’s internal control over financial reporting as of March 31, 2007. In making this assessment, PolyMedica’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment, PolyMedica’s management determined that, as of March 31, 2007, PolyMedica’s internal control over financial reporting is effective based on those criteria.
     PolyMedica’s Independent Registered Public Accounting Firm, PricewaterhouseCoopers, has audited our assessment of PolyMedica’s internal control over financial reporting and the effectiveness of internal control over financial reporting as of March 31, 2007 as stated in their report included herein under Item 8.
(3)	Changes in Internal Control over Financial Reporting
     No change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Certain information required by this Item is contained in the proxy statement for PolyMedica’s Annual Meeting of Shareholders to be held on September 18, 2007 (“the 2007 Proxy Statement”) under the caption “Item One – Election of Directors,” and is incorporated herein by reference. Information required by this Item relating to certain filings on Forms 3, 4 and 5 is contained in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website, www.polymedica.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is contained in the 2007 Proxy Statement under the captions “Directors’ Compensation,” “Compensation of Executive Officers,” “Employment Agreements,” “Termination of Employment Agreements,” “Deferred Compensation Plan,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The information required by Items 402(k) of Regulation S-K is not incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The information required by this Item is contained in the 2007 Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is contained in the 2007 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is contained in the 2007 Proxy Statement under the caption “Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

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

		The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index on page 79 of this report.

ITEM 15(d). FINANCIAL STATEMENT SCHEDULE
POLYMEDICA CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Accounts Receivable Valuation Reserves
		Valuation
		Reserves		Net Write-offs	Net Write-offs
	Beginning	of Businesses	Provision for	of Current	of Prior	Ending
Description	Balance	Acquired	Current Year	Year Sales	Year Sales	Balance
Fiscal year ended March 31, 2007:
Allowance for doubtful accounts	$21,168		$20,981	$(3,963)	$(14,551)	$23,635
Sales return and other sales allowances	$7,001		$13,013	$(8,190)	$(4,109)	$7,715

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$16,636	$961	$22,907	$(3,551)	$(15,785)	$21,168
Sales return and other sales allowances	$9,191	$100	$16,532	$(10,099)	$(8,723)	$7,001

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$20,050		$20,987	$(3,123)	$(21,278)	$16,636
Sales return and other sales allowances	$9,141		$16,753	$(11,044)	$(5,659)	$9,191
     The following provisions included in the table above relate to discontinued operations of our Liberty Respiratory segment:

Fiscal year ended March 31, 2006:
Allowance for doubtful accounts	$2,823
Sales return and other sales allowances	$817

Fiscal year ended March 31, 2005:
Allowance for doubtful accounts	$2,573
Sales return and other sales allowances	$2,085

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2007	PolyMedica Corporation

By:	/s/ Patrick T. Ryan Patrick T. Ryan
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2007	/s/ Patrick T. Ryan Patrick T. Ryan
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 29, 2007	/s/ Jonathan A. Starr Jonathan A. Starr
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 29, 2007	Thomas O. Pyle
Chairman of the Board

Dated: May 29, 2007	/s/ Samuel L. Shanaman Samuel L. Shanaman
Director

Dated: May 29, 2007	Frank W. LoGerfo
Director

Dated: May 29, 2007	/s/ Krishna G. Palepu Krishna G. Palepu
Director

Dated: May 29, 2007	/s/ Marcia J. Hooper Marcia J. Hooper
Director

Dated: May 29, 2007	Edward A. Burkhardt
Director

Dated: May 29, 2007	/s/ Walter R. Maupay, Jr. Walter R. Maupay, Jr.
Director

Dated: May 29, 2007	/s/ William C. Van Faasen William C. Van Faasen
Director

Dated: May 29, 2007	/s/ James J. Mahoney, Jr. James J. Mahoney, Jr.
Director

Dated: May 29, 2007	Alan D. Solomont
Director

Exhibit Index
The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3.1	-	Restated Articles of Organization of the Company, as amended. (11)

3.2	-	Restated By-Laws of the Company. (15)

3.3	-	Amendment to the Restated By-Laws of the Company dated November 17, 2006.*

4.1	-	Specimen certificate for shares of Common Stock, $.01 par value, of the Company. (1)

4.2	-	Rights Agreement, between PolyMedica Corporation and Equiserve Trust Company, dated September 13, 2002. (14)

4.3	-	First Amendment to Rights Agreement between PolyMedica Corporation and Equiserve Trust Company dated August 1, 2005. (25)

10.1	-	1990 Stock Option Plan, as amended. (2) †

10.2	-	1992 Directors’ Stock Option Plan, as amended. (3) †

10.3	-	2000 Stock Incentive Plan, as amended at our Annual Meeting of Stockholders on September 23, 2005. (26) †

10.4	-	Employment Agreement by and between the Company and Patrick T. Ryan dated October 14, 2005. (27) †

10.5	-	Amended Employment Agreement by and between the Company and Patrick T. Ryan dated July 25, 2006. (33) †

10.6	-	Settlement Agreement by and between the Company and the United States Department of Justice dated November 3, 2004. (21)

10.7	-	Corporate Integrity Agreement by and between the Company and the Office of Inspector General of the Department of Health and Human Services dated November 3, 2004. (21)

10.8	-	Executive Savings Plan effective January 1, 2005. (22) †

10.9	-	Employment Agreement by and between the Company and Keith W. Jones dated March 9, 2006. (31) †

10.10	-	Form of option agreement for issuances from the Company’s 2000 Stock Incentive Plan. (28) †

10.11	-	Form of restricted stock agreement for issuances from the Company’s 2000 Stock Incentive Plan. (28) †

10.12	-	Equity Purchase Agreement by and between the company and National Diabetic Pharmacies, LLC dated August 5, 2005. (28)

10.13	-	Credit Agreement entered into by and between the Company and Bank of America, N.A. and several lenders, dated April 12, 2005. (24)

10.14	-	Supplement and Amendment to Credit Agreement entered into by and between the Company and Bank of America, N.A. and several lenders, dated May 25, 2005. (24)

10.15	-	Amendment and Limited Waiver No. 2 executed into and by and between the Company and Bank of America, N.A. and several lenders, effective November 30, 2005. (29)

10.16	-	Credit Agreement Supplement and Amendment No. 3 entered into by and between the Company and Bank of America, N.A. and several lenders, dated March 30, 2006. (32)

10.17	-	Credit Agreement Consent and Amendment No. 4 entered into by and between the Company and Bank of America, N.A. and several lenders, dated September 12, 2006. (35)

10.18	-	Employment Agreement by and between the Company and Stephen C. Farrell dated February 13, 2006. (30) †

10.19	-	Employment Agreement by and between the Company and Devin J. Anderson dated February 13, 2006. (30) †

10.20	-	Form of Director Indemnification Agreement. (34) †

10.21	-	Form of Restricted Stock Agreement. (37) †

10.22	-	Indenture dated September 19, 2006, LaSalle Bank National Association as Trustee. (36)

10.23	-	Form of 1.0% Convertible Subordinated Note Due September 15, 2011. (36)

10.24	-	Registration Rights Agreement by and among PolyMedica Corporation and the Initial Purchasers, dated September 19, 2006. (36)

10.25	-	Purchase Agreement by and among PolyMedica Corporation and the Initial Purchasers, dated September 19, 2006. (36)

Exhibit
Number		Description

21.1	-	Subsidiaries of the Company. *

23.1	-	Consent of PricewaterhouseCoopers LLP. *

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

1	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45425).

2	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed June 29, 1995 (Commission File No. 0-19842).

3	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994, filed June 29, 1994 (Commission File No. 0-19842).

4	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed March 13, 1992 (Commission File No. 0-19842).

5	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed June 26, 1996 (Commission File No. 0-19842).

6	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed June 27, 1997 (Commission File No. 0-19842).

7	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-97872).

8	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed July 20, 1998 (Commission File No. 0-19842).

9	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed February 14, 2000.

10	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

11	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

12	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed February 14, 2002.

13	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

14	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of September 12, 2002.

15	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed as of June 30, 2003.

16	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed as of August 19, 2003.

17	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of February 14, 2004.

18	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed as of June 14, 2004.

19	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 1, 2004.

20	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 26, 2004.

21	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of November 8, 2004.

22	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of December 17, 2004.

23	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of April 18, 2005.

24	Incorporated herein by reference to the Company’s Tender Offer Statement on Schedule TO, filed as of May 26, 2005.

25	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of August 4, 2005.

26	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of September 29, 2005.

27	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 20, 2005.

28	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed November 4, 2005.

29	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of December 5, 2005.

30	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed as of February 17, 2006.

31	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of March 15, 2006.

32	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of April 6, 2006.

33	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of July 31, 2006.

34	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of July 10, 2006.

35	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of September 13, 2006.

36.	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of September 19, 2006.

37.	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of October 25, 2006.