Form 10-Q
period 2007-06-30
POLYMEDICA CORP
filed 2007-08-07
CIK 878748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2007, there were 22,921,612 shares of the registrant’s Common Stock outstanding.

POLYMEDICA CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$3,969	$2,093
Accounts receivable (net of allowances of $30,882 and $31,350 as of June 30 and March 31, 2007, respectively)	114,714	117,309
Inventories	34,061	37,554
Deferred income taxes	4,787	4,787
Prepaid expenses and other current assets	22,550	18,344

Total current assets	180,081	180,087

Property, plant and equipment, net	60,831	61,098
Goodwill	64,598	64,598
Intangible assets, net	42,819	46,870
Direct-response advertising, net	103,815	101,487
Notes receivable	14,657	14,433
Other assets	8,181	8,873

Total assets	$474,982	$477,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2007	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,118	$26,909
Accrued expenses	38,707	34,514
Current portion, capital lease obligations	664	804

Total current liabilities	58,489	62,227

Income taxes payable, capital lease and other obligations	5,221	2,252
Credit facility	45,900	58,700
Convertible subordinated notes	180,000	180,000
Deferred income taxes	11,994	12,351

Total liabilities	301,604	315,530

Shareholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 22,814,896 and 22,716,294 shares issued as of June 30 and March 31, 2007	228	227
Additional paid-in capital	156,471	150,577
Retained earnings	16,679	11,112

Total shareholders’ equity	173,378	161,916

Total liabilities and shareholders’ equity	$474,982	$477,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2007	2006
Net revenues	$190,625	$155,889

Cost of sales	104,733	83,556

Gross margin	85,892	72,333

Selling, general and administrative expenses	66,350	60,264

Income from operations	19,542	12,069

Other income and expense:
Investment income	318	340
Interest and other expense	(1,782)	(3,097)

	(1,464)	(2,757)

Income from operations before income taxes	18,078	9,312
Income tax provision	6,689	3,399

Net income	$11,389	$5,913

Net income per weighted average share, basic	$0.50	$0.26

Net income per weighted average share, diluted	$0.49	$0.25

Cash dividend per share	$0.15	$0.15

Weighted average shares, basic	22,750	23,111
Weighted average shares, diluted	23,414	23,538
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$11,389	$5,913
Adjustments to reconcile net income to net cash flows:
Depreciation and amortization	7,383	4,881
Amortization of direct-response advertising	13,194	11,642
Direct-response advertising expenditures	(15,579)	(15,396)
Impairment of direct-response advertising	57	—
Provision for bad debts	6,326	5,397
Provision for sales allowances/returns	4,024	3,390
Stock-based compensation expense	3,077	3,014
Tax benefit from exercise of stock options	346	—
Deferred income taxes	433	(1,100)
Loss on disposal of property and equipment	1	16
Changes in assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts receivable	(7,755)	(4,723)
Income tax receivable	—	4,229
Inventories	3,493	1,032
Prepaid expenses and other assets	(3,738)	(1,257)
Accounts payable	(7,791)	3,049
Accrued expenses and other liabilities	4,193	(3,318)

Net cash flows provided by operating activities	19,053	16,769

Investing activities:
Purchase of property, plant and equipment	(2,458)	(444)
Purchase of intangible assets	(608)	(11,169)

Net cash flows used for investing activities	(3,066)	(11,613)

Financing activities:
Proceeds from issuance of common and restricted stock	2,198	1,981
Net cash paid on line of credit	(12,800)	(10,000)
Payment of dividends declared on common stock	(3,482)	(3,499)
Excess tax benefit from exercise of stock options	274	—
Payment of capital lease obligations	(301)	(151)

Net cash flows used for financing activities	(14,111)	(11,669)

Net change in cash and cash equivalents	1,876	(6,513)

Cash and cash equivalents at beginning of period	2,093	9,101

Cash and cash equivalents at end of period	$3,969	$2,588

Supplemental disclosure of cash flow information:
Disposal of equipment	$20	$336
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
1. Basis of Presentation
     Company
     PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies and related products from a broad range of manufacturers, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimens on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We also provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management.
     We attract new patients to our diabetes business through five sources. We communicate directly with potential patients through targeted television, internet and print advertising, as well as direct mail. We serve as a provider to members of commercial health plans. We obtain patients by acquiring competitors. Patients are referred to us by physicians’ offices. Finally, we work to establish relationships with business partners who can assist in our clinical outreach to patients. Our patient service representatives are specifically trained to communicate with patients suffering from diabetes, in particular, seniors, helping them to follow their doctors’ orders, obtain their medications and diabetes testing supplies and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients, and bill and collect amounts due from Medicare, other third party payers and from patients directly. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease. Our innovative and effective means of servicing these patients through our patient-centric model has generated a loyal patient base and resulted in strong brand recognition of the Liberty name and significant revenue growth since our acquisition of Liberty Medical Supply, Inc. (“Liberty”) in 1996.
     Accounting
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These consolidated financial statements include the accounts of PolyMedica and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2007 and 2006. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for any future period or the entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended March 31, 2007 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 29, 2007. Consequently, the interim consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements. As discussed in Note 10, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) effective April 1, 2007.
2. Accounts receivable and revenue
     Approximately $81.68 million and $74.88 million, excluding the co-payment amount due directly from patients,

PolyMedica Corporation
Notes to Consolidated Financial Statements
or 42.8% and 48.0% of consolidated net revenues for the three months ended June 30, 2007 and 2006, respectively, were reimbursable under Medicare Part B for products provided to Medicare beneficiaries.
     In the three months ended June 30, 2007 and 2006 approximately $48.05 million and $26.46 million, or 25.2% and 17.0% of consolidated net revenues, respectively, were reimbursable under the Medicare Prescription Drug program (“Part D”), including the co-payment amount due directly from patients.
     Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of June 30 and March 31, 2007, accounts receivable allowances were $30.88 million and $31.35 million, respectively, or 21.2% and 21.1% of gross accounts receivable, respectively.
     Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid, healthcare providers and payers, and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. During the three months ended June 30, 2007 and 2006, we provided for allowances for doubtful accounts at a rate of approximately 3.3% and 3.5% of net revenues, respectively. The decrease in the provision for doubtful accounts as a percentage of net revenues this quarter was primarily attributable to the relative increase in Pharmacy revenue where we experience higher collection rates.
     Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, business conditions and changes in our product return policy. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the three months ended June 30, 2007 and 2006, we provided for sales allowances at a rate of approximately 2.1% of gross revenues.
3. Inventories
     Inventories totaling $34.06 million and $37.55 million as of June 30 and March 31, 2007, respectively, consisted solely of finished goods. Due to the medical nature of the products we provide, patients frequently request supplies before we have received all required written documents to bill Medicare, other third-party payers and patients. Because we do not recognize revenue until we have received and verified such documents, included in inventories as of June 30 and March 31, 2007, is $2.12 million and $2.99 million, respectively, of inventory shipped to patients for which we have received an order, but have not yet received and verified the required documentation to recognize revenue and bill Medicare, other government agencies, third-party payers or patients.
4. Goodwill and Other Intangible Assets
     The carrying amounts of goodwill and intangible assets, excluding direct-response advertising, as of June 30 and March 31, 2007, by reportable segment, were as follows:

	June 30,	March 31,
(in thousands)	2007	2007
Goodwill:
Diabetes	$64,598	$64,598
Pharmacy	—	—

Total consolidated goodwill	$64,598	$64,598

PolyMedica Corporation
Notes to Consolidated Financial Statements

	June 30,	March 31,
(in thousands)	2007	2007
Intangible assets:
Diabetes patient lists	$64,467	$63,859
Diabetes managed care and other contracts	8,525	8,525
Pharmacy	—	—
Accumulated amortization	(30,173)	(25,514)

Total consolidated intangible assets, net	$42,819	$46,870

     We purchased $608,000 of intangible assets, consisting of patient lists, in the three months ended June 30, 2007. The patient lists are amortized on an accelerated basis over a four-year period after initial shipment. The amortization rate is such that 32% is expensed over the first year and the remaining 68% is expensed on a straight-line basis over the following 3 years. Intangible assets, all of which are subject to amortization, consist of the following:

		June 30, 2007			March 31, 2007
	Average	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Patient lists	4	$64,467	$(27,691)	$36,776	$63,859	$(23,406)	$40,453
Other contracts	2-9	8,133	(2,138)	5,995	8,133	(1,840)	6,293
Covenants not to compete	< 1	392	(344)	48	392	(268)	124

Total		$72,992	$(30,173)	$42,819	$72,384	$(25,514)	$46,870

     Amortization expense for intangible assets was approximately $4.66 million and $2.42 million for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, amortization expense on existing intangible assets for the next five fiscal years and beyond is as follows (table in thousands):

Remainder of fiscal year 2008	$12,682
Fiscal year 2009	13,949
Fiscal year 2010	10,115
Fiscal year 2011	4,225
2012 and thereafter	1,848

Total	$42,819

5. Direct-Response Advertising
     We recorded the following activity related to our direct-response advertising asset for the periods presented:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2007	2006
Capitalized direct-response advertising additions	$15,579	$15,396
Direct-response advertising amortization	(13,194)	(11,642)
Impairment of direct-response advertising	(57)	—

Increase in direct-response advertising asset, net	2,328	3,754
Beginning direct-response advertising asset, net	101,487	91,653

Ending direct-response advertising asset, net	$103,815	$95,407

PolyMedica Corporation
Notes to Consolidated Financial Statements
6. Notes Receivable
     On June 29, 2007, we amended the AgaMatrix, Inc. (“AgaMatrix”) supply agreement and related notes receivable (“the AgaMatrix Notes”). We relinquished our rights under the AgaMatrix Notes to convert the principal balances into common stock of AgaMatrix in exchange for favorable future pricing under the supply agreement. In addition, interest on the AgaMatrix Notes’ unpaid balance was adjusted to accumulate at 4% per year, compared with 3% per year under the original agreements. The AgaMatrix Notes were consolidated into a single note (the “New Note”), due March 31, 2010. AgaMatrix may now prepay the New Note at any time, without penalty. If AgaMatrix makes an initial public offering of its shares above a certain size, the New Note shall be due and payable within 90 days. The New Note has been discounted to a market rate, and the Company evaluates the collectibility of the New Note based on the financial position and estimates of future earnings and cash flows of AgaMatrix as well as other relevant qualitative factors.
7. Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2007	2007
Compensation and benefits	$7,778	$4,941
Proposed settlement of class action lawsuit	5,500	5,500
Amounts due to Medco	6,715	10,768
Income tax payable	1,262	3,245
Inventory receipts	7,320	1,695
Other	10,132	8,365

	$38,707	$34,514

     As of June 30 and March 31, 2007, amounts accrued for compensation and benefits consisted primarily of earned, but unpaid employee compensation, bonuses and severance accruals.
     On or about October 24, 2006, PolyMedica reached an agreement in principle to settle the Securities Class Action lawsuit In re: PolyMedica Corp. Securities Litigation. The proposed settlement amount would be covered by insurance and is included in prepaid expenses and other current assets. The settlement has not been finalized and is subject to approval by the United States District Court for the District of Massachusetts. Please also see Note 9, Commitments and Contingencies, for a detailed description.
     Other accrued expenses consisted primarily of amounts due for audit and tax services, legal services, advertising and marketing, outside consulting, and interest owed on outstanding borrowings from our Credit Facility.
8. Credit Facility, Equipment Financing Agreement and Convertible Subordinated Notes
Credit facility
     On April 12, 2005, PolyMedica entered into a loan agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and several lenders, as subsequently amended in May and November 2005 and then again in March and September 2006 (“Credit Facility”). The Credit Facility currently permits PolyMedica to borrow up to $250 million under a five-year revolving credit facility maturing on March 30, 2011. As of June 30, and March 31, 2007, we had $45.90 million and $58.70 million, respectively, in borrowings outstanding under the Credit Facility. Interest on swing line commitment borrowings is based on the greater of Bank of America’s prime rate or the Federal Funds Rate plus .50% and at an adjusted LIBOR rate option for other borrowings under the facility. The weighted average interest rate for the three months ended June 30, 2007 and 2006 was 7.5% and 6.5%, respectively. The Credit Facility contains several financial and other covenants and is secured by a pledge of the stock of PolyMedica’s wholly-owned subsidiaries. Commitment fees on the unused portion of the facility range from .15% to .25% and are based on PolyMedica’s consolidated leverage ratio for the most recent four fiscal quarters. The Credit Facility limits the amount of

PolyMedica Corporation
Notes to Consolidated Financial Statements
indebtedness we may incur, requires us to maintain certain levels of net worth, leverage ratio and fixed charge ratio, and restricts our ability to materially alter the character of the business. We continue to be in compliance with all of the covenants required by the Credit Facility.
Equipment Financing Agreement
     During fiscal 2007, PolyMedica entered into a master equipment financing agreement with Citizens Asset Finance allowing us to borrow up to $5 million, secured by equipment owned by PolyMedica. The initial borrowing under the agreement was $678,000 effective October 1, 2006, with a second borrowing occurring on January 1, 2007 of $831,000. The imputed interest rate on both borrowings is approximately 6.7% for a term of 36 months. Payments totaling $1.33 million are payable monthly through December 2009 on the borrowings.
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
     The Notes are convertible into cash and, if applicable, shares of Common stock, based on an initial conversion rate of 20.8756 shares of Common Stock per $1,000 principal amount of Notes (which is equal to a conversion price of approximately $47.9028 per share and is subject to adjustment). Holders may surrender their Notes for conversion prior to the close of business on April 15, 2011 under the following circumstances: (1) during any calendar quarter commencing after September 19, 2006 (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the Notes on that last trading day, (2) during the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of the common stock on such date multiplied by the then current conversion rate, or (3) if we make certain significant distributions to holders of the common stock, we enter into specified corporate transactions or the common stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on a U.S. national or regional securities exchange or any similar U.S. system of automated securities price dissemination or traded in the over-the-counter market. Holders may also surrender their Notes for conversion after April 15, 2011 and prior to maturity regardless of whether any of the foregoing conditions have been satisfied.
     Upon conversion of the Notes, holders will receive cash and shares of common stock, if any, based on a daily conversion value (as described in the indenture governing the Notes) calculated for each of the 25 trading days beginning on the third trading day immediately following the conversion date, except that for Notes surrendered for conversion after the thirtieth scheduled trading day prior to the maturity date and on or prior to the close of business on the business day immediately preceding maturity, holders will receive a cash payment equal to $1,000 and shares of our common stock, if any, calculated based on the 25 trading days beginning on the trading day following the maturity date. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to maturity, holders may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes repurchased plus accrued and unpaid interest.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
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
     In connection with the Notes, we recorded $5.81 million in debt issuance costs, which are amortized over the life of the Notes.
9. Commitments and Contingencies
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
     On or about October 24, 2006, the parties reached an agreement in principle to settle the matter for $5.5 million, which would be fully covered by our insurance policies. The proposed settlement amount is included in accrued expenses and the insurance reimbursement is included in prepaid expenses and other current assets in our consolidated balance sheet as of June 30, 2007. The settlement has not been finalized and is subject to approval by the District Court. On October 25, 2006, the District Court issued an order for administrative closure of the case pending the parties’ submission of settlement documents for Court approval. On May 9, 2007, the parties submitted settlement documents for Court approval. The Court will consider the proposed settlement at a hearing to be held on September 5, 2007.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Fair Labor Standards Act Litigation
     On March 7, 2007, in connection with a lawsuit filed against the Company by a former employee in February 2005, we announced that the United States District Court for the Southern District of Florida determined that Liberty had violated the Fair Labor Standards Act with respect to its former overtime compensation and lunch break deduction policies. The court in this matter ruled that upon final resolution of the remaining legal issues in the case, it will enter a judgment against the Company, which we plan to appeal to the 11th Circuit Court of Appeals. In response to this decision, the Company recorded an additional reserve in the quarter ended March 31, 2007, of approximately $1.43 million to reflect the potential amount of the judgment, the Company’s legal fees and associated costs, and the legal fees of the plaintiffs that the Company may be required to pay.
     Proposed Tax Deduction Disallowance
     In connection with an Internal Revenue Service (“IRS”) examination of our fiscal 2005 consolidated federal income tax return, we received a notice from the IRS which proposed to disallow half of the $35 million deduction we claimed in connection with the civil settlement with the Department of Justice (“DOJ”) and the Office of the Inspector General (“OIG”). We believe this deduction was properly recorded on our federal tax return in accordance with applicable tax laws and regulations in effect during the period involved. We are vigorously challenging this proposed disallowance and filed a protest with the appeals division of the IRS. We are unable to express an opinion as to the likely outcome of the proposed disallowance. An unfavorable outcome that exceeds the amount currently reserved could have a materially adverse effect on our results of operations.
Commitments
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 29, 2007, for a description of our contractual obligations, specifically our operating leases, capital leases, and other commitments, and our off-balance sheet arrangements. There were no material developments in these areas during the three months ended June 30, 2007.
10. Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard was effective for fiscal years beginning after December 15, 2006.
     We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of April 1, 2007. Upon adoption of FIN 48, we increased the liability for unrecognized tax benefits by recording a cumulative effect adjustment to opening retained earnings of $2.34 million and increasing our non-current income taxes payable. We also reclassified $790,000 of income taxes payable from current to non-current liabilities. The total amount of unrecognized tax benefits as of June 30, 2007 was $3.13 million substantially all of which, if ultimately recognized, could favorably affect the effective tax rate in a future period. We have concluded that it is not reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
     In accordance with our accounting policy, we recognize interest expense and penalties related to unrecognized tax benefits as part of our provision for income taxes. This policy did not change as a result of the adoption of FIN48. As of April 1, 2007, we had accrued approximately $400,000 for interest and penalties within our liability for unrecognized tax benefits.
     IRS examinations of our returns have been completed for years through March 31, 2004, and our tax return for March 31, 2005 has been reviewed and completed, except for the dispute relating to the $17.5 million deduction we claimed in connection with the civil settlement with the Department of Justice (“DOJ”) and the Office of the Inspector General (“OIG”). We believe this deduction was properly recorded on our federal tax return in accordance with applicable tax laws and regulations in effect during the period involved. We are vigorously challenging this proposed disallowance and filed a protest with the appeals division of the IRS. We are also subject to audits by a number of state tax authorities but do not believe that the outcome of any examination will have a material impact on our financial statements.

PolyMedica Corporation
Notes to Consolidated Financial Statements
11. Segment Information
     Our reportable segments, Diabetes and Pharmacy, are strategic business units or divisions that offer different products. These units have separate financial information that is evaluated by senior management. In addition, our Corporate assets are managed separately as these assets provide benefits to both reportable segments. Our segments are as follows:
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
     Segment assets belonging to Corporate, which included $3.97 million and $2.09 million of cash and cash equivalents as of June 30 and March 31, 2007, respectively, are considered separate from our reportable segments for management evaluation purposes.
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

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Net revenues:
Diabetes	$126,596	$113,783
Pharmacy	64,029	42,106

Total	$190,625	$155,889

Gross margin:
Diabetes	$74,808	$63,605
Pharmacy	11,084	8,728

Total	$85,892	$72,333

Reconciliation of segment gross margin to income from operations before income taxes:
Diabetes gross margin	$74,808	$63,605
Pharmacy gross margin	11,084	8,728
Selling, general and administrative expenses	(66,350)	(60,264)
Other income and expense	(1,464)	(2,757)

Income from operations before income taxes	$18,078	$9,312

PolyMedica Corporation
Notes to Consolidated Financial Statements

	June 30,	March 31,
	2007	2007
Segment assets:
Diabetes	$390,933	$392,503
Pharmacy	27,846	31,592
Corporate	56,203	53,351

Total	$474,982	$477,446

12. Shareholders’ Equity
     Changes to stockholders’ equity consisted of the following activity:

Balance at March 31, 2007	$161,916
Three months ended June 30, 2007:
Net income	11,389
Cumulative effect of change in accounting principle	(2,340)
Stock-based compensation	3,077
Proceeds from the exercise of stock options	2,198
Tax benefit from exercise of stock options	620
Dividends paid	(3,482)

Balance at June 30, 2007	$173,378

     In the quarter ended June 30, 2007, we paid a $0.15 per share cash dividend on 23,212,150 common shares outstanding for a total payment of $3.48 million to our common shareholders of record as of the close of business on May 7, 2007.
          We adopted FIN 48 as of April 1, 2007. Please see Note 10, Income Taxes, for a description of the cumulative effect of change in accounting principle included in the table above.
13. Stock-Based Compensation
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
     There were no significant grants of stock options during the quarter ended June 30, 2007. The total intrinsic value of options exercised during the quarter ended June 30, 2007 and 2006 was approximately $1.52 million and $951,000, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
     As of June 30, 2007, there was $10.56 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 1.98 years.
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

PolyMedica Corporation
Notes to Consolidated Financial Statements
     A summary of the status of our restricted stock as of June 30, 2007 and changes during the three months then ended are presented below:

			Weighted Average
			Grant Date
	Shares	Par value	Fair Value
Non-vested as of March 31, 2007	337,728	$0.01	$33.33

Granted	132,285	$0.01	$40.98
Vested	(4,685)	$0.01	$38.56
Cancelled	—	—	—

Non-vested as of June 30, 2007	465,328	$0.01	$35.45

     The total fair value of shares vested during the quarter ended June 30, 2007 and 2006 was $181,000 and $600,000, respectively.
     Of the total $3.08 million and $3.01 million stock-based compensation expense recorded in the quarters ended June 30, 2007 and 2006, compensation expense related to restricted stock grants totaled $1.09 million and $600,000, respectively.
     As of June 30, 2007, there was $11.43 million of total unrecognized compensation cost related to non-vested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.28 years.
14. Calculations of Earnings Per Share
     Calculations of earnings per share are as follows:

	Three Months Ended
	June 30,	June 30,
(In thousands, except per share data)	2007	2006
Income from operations, net of income taxes	$11,389	$5,913

BASIC:
Weighted average common stock issued and outstanding, end of period	22,750	23,111

Income from operations, net of income taxes, per weighted average share, basic	$0.50	$0.26

DILUTED:
Weighted average common stock issued and outstanding, end of period	22,750	23,111
Weighted average dilutive common stock equivalents	664	427

Weighted average common stock and dilutive common stock equivalents outstanding	23,414	23,538
Income from operations, net of income taxes, per weighted average share, diluted	$0.49	$0.25

PolyMedica Corporation
Notes to Consolidated Financial Statements
     Potentially Dilutive Common Stock Equivalents
     Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 78,500 and 73,500 outstanding options not included in the diluted earnings per share computation as of June 30, 2007 and 2006, respectively.
     Incremental net shares for the Notes and the warrant transactions will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $47.90 per share in the case of the Notes and $67.23 per share in the case of the warrants. The Notes would be included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $47.90 is less than the average market price of the Company’s common stock for the period, because upon conversion, the principal amount is settled in cash and only the conversion premium is settled in shares of the Company’s common stock. During the period ended June 30, 2007, the average market price of the Company’s common stock was less than the conversion price of the Notes and the exercise price of the warrants and therefore both are anti-dilutive. The net shares issued upon conversion of the Notes or exercise of the warrants are excluded from the diluted earnings per share calculation. See Note 8 for more information with respect to the convertible note hedges and the warrant transactions.
15. Comprehensive Income
     Our total comprehensive income approximates net income for the three months ended June 30, 2007 and 2006. Unrealized gains (losses) on investments were not material for any periods presented.
16. New Accounting Pronouncements
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS 159 on our financial position and results of operations.
17. Subsequent Events
     In July 2007, we entered into an agreement with Blue Cross Blue Shield of Florida (“BCBSF”) that reduced the reimbursement for certain medications. The reimbursement rate reduction affects our Pharmacy segment and, in particular, patients covered by the Federal Employees Health Benefit Program (“FEP”) for which BCBSF processes claims. We expect the reduction in reimbursement rates to reduce revenue and operating income by approximately $9 million in fiscal 2008, and, on an annualized basis, $15 million. As a percentage of revenue, patients covered by FEP, comprised approximately 24% and 31% of the Pharmacy segment’s net revenues for the three months ended June 30, 2007 and 2006, respectively.

PolyMedica Corporation
Notes to Consolidated Financial Statements
     On July 27, 2007, we announced that our Board declared a $0.15 per share cash dividend to PolyMedica common shareholders of record as of the close of business on August 6, 2007, payable on August 16, 2007.

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
Overview
     PolyMedica Corporation (“us,” “PolyMedica” or the “Company”) was organized in 1988. Today, through our largest segment, Diabetes, under the Liberty brand, we are a leading provider of direct-to-consumer diabetes testing supplies and related products from a broad range of manufacturers, primarily to seniors. We provide a simple and reliable way for our patients to obtain their supplies and medications. Our model is a “high touch” communications model, which helps seniors more easily cope with the complexity of managing diabetes while helping them navigate through the rigors of healthcare insurance paperwork. We communicate directly with our patients and their physicians regarding patients’ prescriptions and testing regimens on a regular basis and we bill Medicare and third-party insurers on behalf of our patients. Through our Pharmacy segment, we sell prescription medications primarily to existing Diabetes patients and their spouses. We also provide healthcare communication services and technology that enhance patient care communications by offering medical call and contact center services and technology solutions focused on electronic patient relationship management.
     Diabetes
     Through our Diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. As of June 30, 2007, we served approximately 957,000 active diabetes patients, compared to approximately 888,000 active Diabetes patients as of June 30, 2006. We meet the needs of our diabetes patients by:
–	Providing efficient delivery of diabetes related products directly to our patients’ homes;

–	billing Medicare, other government agencies or private insurance companies directly for those diabetes related supplies that are reimbursable;

–	providing medical call and contact center services and 24-hour telephone support to patients;

–	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.
     Sales from this segment represented 66.4% and 73.0% of total net revenues for the three months ended June 30, 2007 and 2006, respectively.
     Approximately 85% of our Diabetes patients are covered by Medicare. As a result, changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year.

     The Medicare Modernization Act, section 302(b) further established a program for the competitive acquisition for certain covered items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). On April 2, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule relating to the competitive acquisition of certain DMEPOS items (“Competitive Bidding”). The statute requires that Competitive Bidding be rolled out in three phases. The first phase is to occur in ten Competitive Bid Areas (“CBAs”), the second in 80 CBAs and the third to additional CBAs. Also, on April 2, 2007, CMS announced that the product category of diabetes testing supplies (i.e. test strips, lancets, lancing devices, control solution and batteries) would be included as part of the “First Phase,” but would be included as mail order only. CMS has defined mail-order as “items ordered remotely (i.e. by phone, email, internet, or mail) and delivered to the beneficiary’s residence by common carriers (e.g. U.S. postal service, Federal Express, United Parcel Service) and does not include items obtained by beneficiaries from local supplier storefronts.” In calendar year 2010, mail order diabetes testing supplies may be subject to a larger national or regional mail order program. Presently, blood glucose monitors are not included in Competitive Bidding.
     Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in Competitive Bidding. For example, suppliers that wish to submit bids must be a participating Medicare supplier with a durable medical equipment supplier number, be licensed in compliance with relevant state regulations, meet specific quality and financial standards developed by CMS, and be accredited by a CMS-approved accreditation organization.
     Generally, CMS will award contracts to bidding suppliers by first determining the “pivotal bid” for each competitively bid product category (i.e., diabetes supplies) in each CBA. CMS defines the pivotal bid as “the lowest composite bid based on all bids submitted by suppliers for a product category that includes a sufficient number of suppliers to meet beneficiary demand for the items in that product category.” Within each CBA, qualified suppliers whose composite bids for each DMEPOS product category are at or lower than the pivotal bid will be offered contracts, subject to certain accreditation and participation standards. For the First Phase, the final rule provides that at least five suppliers will be awarded contracts in each CBA for each competitively bid product category. If CMS implements a national or regional mail order program in 2010, CMS may award contracts to fewer than five suppliers if it determines that fewer than five suppliers can meet beneficiary demand.
     Reimbursement rates will be determined by selecting the median bid price for each individual item among the winning bidders in a DMEPOS product category and will be applicable for the duration of each contract period. It is likely that there will be different reimbursement rates for the same DMEPOS items across varying CBAs.
     For the First Phase, the bidding window began on May 15, 2007 and, at the time this Form 10-Q was filed, the bidding window was scheduled to end on September 25, 2007. We submitted bids for mail order diabetes supplies in each of the ten CBAs, but are permitted to revise the bid up to the September 25, 2007 deadline. It is anticipated that CMS will conclude the contracting process by February, 2008 for the First Phase, at which point CMS intends to announce the names of the contracted suppliers. CMS intends to conduct extensive beneficiary education about competitive bidding and about the winning contracted suppliers between April and July 2008. The program and new payment rates for the First Phase are scheduled to take effect on July 1, 2008 and contracts for this phase will last until March 31, 2010.
     The First Phase of competitive bidding (the first ten CBAs), will affect approximately 60,000 of our diabetes patients, which represents approximately 6% of the total number of our diabetes patients and approximately 4-6% of our total revenue. If CMS chooses to include mail order diabetes testing supplies in the next 70 CBAs in 2009, approximately 40% of our total diabetes patient base, including the patients affected in the First Phase, will be affected. If, instead, CMS chooses to include mail order diabetes testing as part of a national or regional mail order program, it is possible that all of our Medicare Fee-For-Service diabetes patient base will be subject to competitive bidding in 2010. CMS may provide additional guidance that could impact the competitive acquisition of diabetes supplies.
     The Medicare Modernization Act also provides CMS additional authority, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. If CMS elects to use this power, referred to as its “Inherent Reasonableness authority,” it will issue further guidance on how it intends to use it through the formal rule making process.

     Concerns about the overall competitive bidding program and about the bidding process itself have been raised by numerous affected DMEPOS suppliers to CMS and to members of Congress. To date, CMS has extended the bidding window for the First Phase three times. Furthermore, additional concerns about competitive bidding have been raised to CMS by members of Congress. It is conceivable that Congress may seek to make changes to the competitive bid program as part of potential health care legislation during the 110th Congress. In addition, a number of mail order diabetes suppliers (not including PolyMedica) filed a lawsuit against CMS to attempt to remedy their concerns with how CMS is implementing competitive bidding. We believe the probability of success is remote. We are thus anticipating and proceeding as if the First Phase of the program will be implemented consistent with the current schedule.
     Pharmacy
     Through our Pharmacy segment, we market and sell prescription medications primarily to existing Diabetes patients and their spouses. As with our Diabetes segment, we provide delivery to our patients and bill government programs and insurance companies directly on our patient’s behalf.
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program (“Part D”), which gives beneficiaries access to prescription drug coverage beginning January 1, 2006. Prior to the implementation of Part D, sales to our patients were primarily reimbursed by the Federal Employees Health Benefit Program (“FEP”) or other commercial insurance plans, or paid for by patients at the time of purchase. Under Part D, coverage is now also available through both Prescription Drug Plans and MedicareAdvantage-Prescription Drug plans, and benefits will include coverage for prescription drugs, as well as insulin and syringes. Our strategy is to expand our Pharmacy business by focusing our efforts to increase revenues from active patients that order diabetes and pharmacy supplies from us.
     In July 2007, we entered into an agreement with Blue Cross Blue Shield of Florida (“BCBSF”) that reduced the reimbursement for certain medications. The reimbursement rate reduction affects our Pharmacy segment and, in particular, patients covered by FEP for which BCBSF processes claims. We expect the reduction in reimbursement rates to reduce revenue and operating income by approximately $9 million in fiscal 2008, and, on an annualized basis, $15 million. As a percentage of revenue, patients covered by FEP, comprised approximately 24% and 31% of the Pharmacy segment’s net revenues for the three months ended June 30, 2007 and 2006, respectively.
     During the quarter ended September 30, 2006, we entered into an agreement with Medco Health Solutions, Inc. (“Medco”) whereby Medco provides us with pharmacy fulfillment services. We expect the pharmacy fulfillment services to reduce our need to invest significant capital resources in our dispensing pharmacy. Also, we believe the agreement with Medco provides the Company with the ability to scale operations into the foreseeable future. We have also agreed to work with Medco to develop ways to serve and improve outcomes of our respective diabetes patients. We are unable to assess the potential impact to our business of new joint initiatives with Medco. Since there could be some immaterial disruption in service in the event Medco could not fulfill our patients’ prescription drug needs, we continue to maintain equipment to dispense these prescriptions if necessary.
Seasonality
     We do not consider our business to be highly seasonal; however, we generate higher revenues from patients with commercial insurance coverage in our third fiscal quarter ending December 31 and, accordingly, lower revenue in the quarter ending March 31, as a result of their ordering pattern. Patients with commercial insurance coverage typically attempt to maximize their insurance benefits prior to the onset of deductibles commencing each January 1.
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Revenues
     The following table presents segment net revenues expressed as a percentage of net revenues for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
	Net	% Net	Net	% Net
(in thousands)	Revenues	Revenues	Revenues	Revenues	$ Change	% Change
Net revenues:
Diabetes	$126,596	66.4%	$113,783	73.0%	$12,813	11.3%
Pharmacy	64,029	33.6	42,106	27.0	21,923	52.1

Total net revenues	$190,625	100.0%	$155,889	100.0%	$34,736	22.3%

     The increase in Diabetes net revenues was due primarily to the 7.8% net growth in our patient base, which grew to 957,000 active patients as of June 30, 2007, from approximately 888,000 as of June 30, 2006. In the twelve months between June 30, 2006 and June 30, 2007, we added approximately 198,000 new patients from direct-response advertising and related marketing programs and 52,000 from patient list acquisitions. The attrition of approximately 181,000 patients in the twelve months ended June 30, 2007, yielded net growth in the Diabetes patient base from the first quarter of fiscal 2007 through the first quarter of fiscal 2008 of approximately 69,000 patients or 7.8%. Also contributing to the increase in Diabetes segment revenue was an increase in revenue per shipment. Diabetes segment revenue per shipment in the three months ended June 30, 2007 was $179 per shipment compared with $170 per shipment in the quarter ended June 30, 2006.
     The increase in Pharmacy net revenues was due primarily to patients enrolled into the Liberty Part D (“Part D”) pharmacy program since the inception of the Medicare Prescription Drug program on January 1, 2006. The Company dispensed over 655,000 prescriptions in the quarter ended June 30, 2007 compared with approximately 408,000 prescriptions in the quarter ended June 30, 2006. The increase in prescriptions dispensed was primarily a result of an increase in patients enrolled into the Part D program. The increase in dispensed prescriptions was partially offset by a decrease in the revenue per dispensed prescription from $103 in the quarter ended June 30, 2006 to $98 in the quarter ended June 30, 2007.
     Gross Margin
     The following table presents segment gross margins and gross margin percentages for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007		2006
	Gross	Gross	Gross	Gross
(in thousands)	Margin	Margin %	Margin	Margin %	$ Change	% Change
Gross margin:
Diabetes	$74,808	59.1%	$63,605	55.9%	$11,203	17.6%
Pharmacy	11,084	17.3	8,728	20.7	2,356	27.0

Total gross margin	$85,892	45.1%	$72,333	46.4%	$13,559	18.7%

     Gross margin in the first quarter of fiscal 2008 increased 18.7% to $85.89 million from $72.33 million for the same period last year. The $13.56 million increase in gross margin was due to the increase in revenue in both the Diabetes and Pharmacy segments. Overall gross margin was 45.1% of net revenues compared with 46.4% of net revenues last year. The decrease in the gross margin percentage from last year was primarily attributable to the relative increase in revenue from our lower margin Pharmacy segment.
     Diabetes gross margin increased $11.20 million from last year due to the $12.81 million increase in Diabetes revenue and was 59.1% of net revenues in the first quarter of fiscal 2008 as compared with 55.9% of net revenues last year. The increase in gross margin percentage from last year was due to a decrease in the average diabetes test strip and related product costs.
     Pharmacy gross margin increased $2.36 million from last year due to the $21.92 million increase in net revenues. However, Pharmacy gross margins as a percentage of net revenue decline to 17.3% of net revenues this quarter as compared with 20.7% of net revenues last year. The decrease in Pharmacy gross margin from last year was due to the growth in net revenues attributable to the Liberty Part D drug benefit program, which generates a lower product gross margin than the historical Pharmacy business.
     In July 2007, we entered into an agreement with Blue Cross Blue Shield of Florida (“BCBSF”) that reduced the reimbursement for certain medications. The reimbursement rate reduction affects our Pharmacy segment and, in particular, patients covered by FEP for which BCBSF processes claims. We expect this reduction in reimbursement rates to affect our gross margin percentage during the remainder of fiscal 2008. As a percentage of revenue, patients covered by FEP, comprised approximately 24% and 31% of the Pharmacy segment’s net revenues for the three months ended June 30, 2007 and 2006, respectively. This percentage of revenues generated through FEP has been steadily declining since the inception of Part D. As Part D reimbursements become a larger portion of Pharmacy net revenues and the BCBSF reimbursement rate reductions take effect, we expect this segment’s gross margins as a percentage of net revenue to decline further.
     Selling, General and Administrative Expenses
     The following table summarizes significant items included in our selling, general and administrative expenses for the three months ended June 30, 2007 and 2006:

	June 30,	June 30,
	2007	2006
Employee compensation and benefits	$26,079	$24,359
Direct-response advertising amortization	13,194	11,642
Depreciation expense	2,724	2,456
Amortization of intangible assets	4,659	2,425
Provision for doubtful accounts	6,326	5,397
Stock-based compensation	3,077	3,014
Other	10,291	10,971

Selling, general and administrative expenses	$66,350	$60,264

Selling, general and administrative expenses as a percentage of net revenues	34.8%	38.7%

     The $6.09 million increase in selling, general and administrative expense from last year related primarily to increases in the amortization of direct-response advertising and intangible assets related to higher spending in these areas during the past year. In addition, employee compensation and benefits and provision for doubtful accounts increased as a result of growth in the Company’s diabetes and pharmacy businesses. As a percentage of net revenue, selling, general and administrative expense in the first quarter was 34.8% compared to 38.7% last year and 36.2% last quarter.
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

	Three Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change
Investment income	$318	$340	$(22)	(6.5)%
Interest and other expense	$1,782	$3,097	$(1,315)	(42.5)%
     The decrease in interest expense incurred in the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, related to a reduction in our overall weighted average interest rate in connection with the convertible notes offering. The overall weighted average interest rate on our Credit Facility and convertible notes was 3.1% in the first quarter and 6.5% in last year’s first quarter, which was prior to the issuance of the convertible notes.
     Income Taxes
     The following table presents the income tax provision and effective tax rates for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
(in thousands)	2007	2006
Income tax provision	$6,689	$3,399
Effective tax rate	37.0%	36.5%
     The effective tax rates in the three months ended June 30, 2007 and 2006 were higher than the Federal U.S. statutory rates due primarily to state taxes and other permanent differences. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal or state tax laws, future expansion into areas with varying state or local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. Please also see Note 9, Commitments and Contingencies, of our financial statements for the description of a proposed tax deduction disallowance.
Liquidity and Capital Resources
     The following table summarizes our sources and uses of cash during the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$19,053	$16,769
Net cash used for investing activities	(3,066)	(11,613)
Net cash provided by (used for) financing activities	(14,111)	(11,669)

Net change in cash and cash equivalents	$1,876	$(6,513)

     Our cash and cash equivalents balance increased $1.88 million from $2.09 million as of March 31, 2007 to $3.97 million as of June 30, 2007. The growth of our business is currently funded primarily through cash flow from operations and borrowings under our Credit Facility. For the three months ended June 30, 2007, cash provided by operating activities was $19.05 million compared to $16.77 million in the year earlier period. In the quarter ended June 30, 2007, we were able to repay $12.80 million of Credit Facility borrowings as a result of the strong operating cash flows in the quarter. The Company intends to use cash flows generated from operations to complete acquisitions, repurchase stock or repay amounts outstanding under the Credit Facility.

     Contributing to the increase in operating cash flow was a 22.3% increase in net revenues from $155.89 million in the three months ended June 30, 2006 to $190.63 million in the three months ended June 30, 2007. Days sales outstanding for the quarter were 54 days, a decrease of 5 days from 59 days as of March 31, 2007. Inventory days on hand as of June 30, 2007, decreased 6 days to 29 days compared with 35 days as of March 31, 2007, as a result of improved inventory management procedures and our transition of Pharmacy dispensing to Medco. Cash flow generated from operating activities were used to purchase $15.58 million of direct-response advertising in the three months ended June 30, 2007. We will continue to utilize a high level of direct-response advertising throughout the remainder of fiscal 2008, which combined with our proactive approach and high level of service to existing patients, has resulted in consistent revenue growth.
     Net cash flows used for investing activities in the three months ended June 30, 2007 was $3.07 million, or a decrease of $8.55 million from the $11.61 million cash used in investing activities in the year ago period. Compared to the year-earlier period, purchases of property, plant and equipment increased $2.01 million from $444,000 in the three months ended June 30, 2006 to $2.46 million in the three months ended June 30, 2007. We are investing in information systems and technology to centralize data across our businesses in our continuing effort to improve patient service and our patient-centric model. During the three months ended June 30, 2007, the Company paid $608,000 to complete two acquisitions of competing diabetes programs. To meet its diabetes growth targets, the Company maintains an active diabetes acquisition program to complement its direct-response advertising programs.
     Net cash used for financing activities in the three months ended June 30, 2007 was $14.11 million, an increase of $2.44 million, as compared with $11.67 million used for financing activities in the three months ended June 30, 2006. We repaid $12.80 million in amounts outstanding under our Credit Facility in the three months ended June 30, 2007 compared with $10.0 million repaid in the three months ended June 30, 2006.
     As of June 30, 2007, we had $45.90 million outstanding under our revolving Credit Facility. The available Credit Facility balance of $204.10 million will be available to fund acquisitions, stock repurchases, capital expenditures, and for other general corporate purposes.
     We believe that our ending cash and cash equivalents balance as of June 30, 2007 of approximately $3.97 million coupled with cash flow generated by operations and available Credit Facility funds, will be sufficient to meet working capital, planned capital expenditure investments, future acquisitions of diabetes competitors, and other investing and financing needs, including the payment of dividends to shareholders. In the event that we undertake to make other acquisitions of complementary businesses, products or technologies, we may require substantial additional funding beyond currently available working capital, available Credit Facility funds, and funds generated from operations.
     Other factors which could negatively affect our liquidity include, among other things, a reduction in the demand for our products, an unfavorable outcome of pending litigation, or a reduction in Medicare reimbursement for our products. Sales of a significant portion of our Diabetes and Pharmacy segments depend on the continued availability of Medicare reimbursement.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 29, 2007, for a description of our contractual obligations, specifically our operating lease, capital lease, and other commitments, and our off-balance sheet arrangements. There were no material developments regarding such arrangements during the three months ended June 30, 2007.
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

     While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable, advertising, stock-based compensation, goodwill and other intangible assets. Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 29, 2007, for a description of all critical accounting policies.
     New Accounting Pronouncements
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS 159 on our financial position and results of operations, if any.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 29, 2007, for our quantitative and qualitative disclosure about market risk. There were no material developments regarding our assessment of these risks during the three months ended June 30, 2007.
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is accumulated and communicated to PolyMedica’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by PolyMedica in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Changes in internal controls
     We continuously seek to improve the efficiency and effectiveness of our operations and internal controls, which results in refinements to processes throughout the organization. However, no change in PolyMedica’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, PolyMedica’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. – Legal Proceedings
     Please refer to Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 29, 2007, for a complete description of our legal proceedings. There were no material developments regarding these legal proceedings during the three months ended June 30, 2007.
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
We could experience significantly reduced revenues and profits if payers change, delay or deny reimbursement
     Nearly all of our revenues depend on the continued availability of reimbursement by government and private insurance plans. Any reduction in Medicare or other government program or private plan reimbursements currently available for our products would reduce our revenues. Certain significant reimbursement reductions that became effective January 1, 2005 under the Medicare Modernization Act are discussed in Item 2 of Part I “Overview.” Also included in Item 2 of Part I “Overview” is a description of reimbursement reductions by Blue Cross Blue Shield of Florida for the Federal Employee Health Benefit Program. Other future reimbursement reductions are possible. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margin. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in reimbursement from Medicare, other government programs and private insurers. Our profits also could be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursement or adjustments to previously reimbursed amounts.
     The government’s Medicare regulations are complex and sometimes subjective and therefore may require management’s interpretation. Overpayments by Medicare and others occur in the normal course of business and reserves are recorded when, based upon our assessment of the facts and circumstances, we believe that the amounts due to Medicare and others are probable and estimable.
Our ability to navigate the challenges of the Medicare Prescription Drug Program could negatively impact our Pharmacy segment
     The Medicare Modernization Act provides for a voluntary prescription drug benefit, the Medicare Prescription Drug program, or “Part D”, which gives beneficiaries access to prescription drug coverage. Our success as a Part D pharmacy depends upon many factors, specifically upon our success in continuing to enroll new patients at the current rate, our ability to successfully adjudicate claims at profitable reimbursement rates and our ability to encourage patients’ compliance with their prescriptions.

     In addition, we presently are a participating pharmacy in approximately 94% of the 2,831 Prescription Drug Plans and approximately 83% of the 63,033 MedicareAdvantage-Prescription Drug Plans that have been approved by the Centers for Medicare and Medicaid Services under Part D through pharmacy networks administered by AmerisourceBergen Drug Corporation and Leader Drug Stores, Inc. While the “any willing pharmacy” provisions of the Medicare Modernization Act would allow us to contract directly with these plans, in the event we were no longer permitted to participate in these pharmacy networks, entering into individual contracts with those prescription drug plans of which our patients are members could be time-consuming and we could suffer patient attrition as a result. In addition, these individual contracts could be less profitable than our network pharmacy contracts. Certain prescription drug plans have excluded Liberty as a participating pharmacy in their plans, which we believe is a violation of the “any willing pharmacy” provisions of the Medicare Modernization Act. We are presently working to resolve these issues.
Competitive bidding for durable medical equipment suppliers could negatively affect our Diabetes segment
     The Medicare Modernization Act further provides for a program for competitive bidding of certain durable medical equipment items, which includes diabetes testing supplies. Beginning July 1, 2008, diabetes testing supplies delivered by mail will be bid only in ten competitive bid areas. CMS intends to expand the entire competitive bidding program in 2009 and may specifically implement a national or regional mail order program for diabetes testing supplies in 2010, which could affect a substantial portion of our diabetes patient base. Only winning mail order diabetes testing supply bidders will be allowed to provide competitively bid items through the mail to patients whose primary residence is in a competitively bid area. Competitive bidding could cause our operating results to be negatively affected through a combination of lower reimbursement rates for competitively bid items or our failure to secure status as a contracted supplier.
CMS’s application of Inherent Reasonableness authority could negatively affect our Diabetes segment
     The Medicare Modernization Act provides CMS additional power, beginning in 2009, to use pricing information it gathers during the initial competitive bidding phases for the purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS intends to issue further guidance on whether and then how it intends to use this Inherent Reasonableness authority through the formal rule making process. Our operating results could be negatively affected if CMS uses this authority to impose lower reimbursement rates in geographic areas that would otherwise have been excluded from the impact of competitive bidding.
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
A fundamental change and the provisions in the Notes related to the occurrence of a fundamental change may adversely affect us
     The holders of our 1.0% Convertible Subordinated Notes due September 15, 2011 (“Notes”) can require us to repurchase all or part of the Notes on certain fundamental changes, including changes in control and turnover in our board of directors.
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
     Furthermore, the fundamental change provisions under the indenture governing the Notes, which include a provision requiring additional shares of our common stock to be issued in connection with a fundamental change, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.
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
Accounting treatment for the Notes is subject to change
     The Financial Accounting Standards Board (“FASB”) has added “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” to their agenda for future meetings. Currently, we expense the 1% stated rate applicable to the Notes. If FASB provides additional interpretive guidance on accounting for the Notes which requires us to record additional interest expense, our earnings could be negatively impacted.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a materially adverse effect on our stock price
     We must continue to document, test and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Public Company Accounting Reform and Investor Protection Act of 2002, more commonly known as the Sarbanes-Oxley Act, which requires annual reports by management regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of the internal control. We have expended and expect that we will continue to expend significant time and resources documenting and testing our internal control over financial reporting. While management’s evaluation as of June 30, 2007 resulted in the conclusion that our internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial reports. Any such events could have a materially adverse effect on our stock price.
Loss of use of distribution, call center and data storage facilities could significantly reduce revenues and profits from our businesses
     We process and store most of our patient data in our facilities in Port St. Lucie, Florida. If we cannot use any of these facilities as a result of a United States Food and Drug Administration (“FDA”), Occupational Safety and Health Administration or other regulatory action, fire, natural disaster or other event, our revenues and profits would decrease significantly. For example, as a result of the disruption caused by the two hurricanes sustained by our Port St. Lucie based facilities in September 2004, excluding amounts that have been reimbursed to us under our property and casualty and business interruption insurance, we experienced reduced revenues of approximately $3.6 million and incurred losses in excess of $1.5 million.
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
     As of June 30, 2007, we had $45.90 million in outstanding indebtedness under our revolving Credit Facility as well as $180 million of outstanding convertible debt. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to make strategic acquisitions and capital and other expenditures.
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
–	changes in reimbursement guidelines and amounts;

–	changes in regulations affecting the healthcare industry;

–	changes in suppliers;

–	the timing of patient orders;

–	the timing and cost of our advertising campaigns;

–	the timing of the introduction or acceptance of new products offered by us or our competitors; and

–	changes in the mix of our products; product costs are significantly influenced by the product brand chosen by our patients. We provide a wide range of product brand choices to our patients, purchased at varying costs from suppliers. Our ability to sustain current gross margin levels is dependent both on our ability to continue securing favorable pricing from suppliers and on the brand choices of our patients.
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
We are currently involved in litigation and could experience reduced net income if this litigation is not resolved in our favor
     PolyMedica and three of our former officers are defendants in a lawsuit alleging violations of certain sections and rules of the Exchange Act, which was initiated in the U.S. District Court for the District of Massachusetts in November 2000. While there is a proposed settlement of this matter, it has not been finalized and is subject to approval by the District Court. If the settlement proposal is not accepted by the Court, we could be exposed to an unfavorable outcome which could cause us to be liable for damages that would reduce our net income in any such period. Our insurance may not provide adequate coverage for such damages. Please see Note 9, Commitments and Contingencies, of our consolidated financial statements for a more complete description of this claim.
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

PolyMedica Corporation (registrant)
/s/ Patrick T. Ryan
Patrick T. Ryan
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan A. Starr
Jonathan A. Starr
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 7, 2007

Exhibit Index

Exhibit
Number		Description

10.1.1	-	PolyMedica Corporation Executive Savings Plan Amended and Restated May 3, 2007 (1) †

10.1.2	-	PolyMedica Corporation Executive Savings Plan Amended and Restated August 1, 2007 †

10.2	-	Second Amendment to Employment Agreement – Patrick T. Ryan (2) †

10.3	-	First Amendment to Employment Agreement – Stephen C. Farrell (2)†

10.4	-	First Amendment to Employment Agreement – Keith W. Jones (2) †

10.5	-	First Amendment to Employment Agreement – Devin J. Anderson (2) †

10.6	-	Employment Agreement – Jonathan A. Starr (2) †

31.1	-	Certification by Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification by Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of May 8, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed as of July 13, 2007.

†	Management contract or compensation plan or arrangement.